Form 10-K
period 2018-12-31
Maxar Technologies Inc.
filed 2019-03-01
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-38228

Maxar Technologies Inc.

Delaware	83-2809420
(State or Incorporation)	(IRS Employer Identification Number)

1300 W. 120th Avenue, Westminster, Colorado	80234
(Address of principal executive offices)	(Zip Code)

303-684-2207
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value of $0.0001 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange

Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

At June 29, 2018, the aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant was approximately $2,962,274,048 (based upon the closing sale price of the common stock on June 29, 2018 on The New York Stock Exchange).

At January 31, 2019, there were 59,404,307 shares of the registrant’s common stock, at $0.0001 par value, outstanding.

Explanatory Note

As a result of our domestication to the United States on January 1, 2019, Maxar Technologies Inc. is the successor issuer to Maxar Technologies Ltd. pursuant to Rule 12g-3(a) under the Exchange Act and will file periodic and other reports required by the Exchange Act.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Maxar Technologies Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2018

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.

All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

*****

Unless stated otherwise or the context otherwise requires, references to the terms “Company,” “Maxar,” “we,” “us,” and “our” to refer collectively to Maxar Technologies Inc. and its consolidated subsidiaries. Financial information and results of operations presented in this Annual Report on Form 10-K for the periods prior to January 1, 2019 relate to Maxar Technologies Ltd., our predecessor, and relate to Maxar Technologies Inc. after January 1, 2019.

ITEM 1.BUSINESS

As a global leader of advanced space technology solutions, Maxar is at the forefront of the new space economy, developing and sustaining the infrastructure and delivering the information, services and systems that unlock the promise of space for commercial and government markets. As a trusted partner, we provide vertically integrated capabilities and expertise including satellites, Earth imagery, robotics, geospatial data and analytics to help customers anticipate and address their most complex mission-critical challenges with confidence. On January 1, 2019, we completed the change of our jurisdiction of organization from the Province of British Columbia in Canada to the State of Delaware in the United States. Additionally, we completed a reorganization of our corporate structure of the group of companies controlled by our predecessor, Maxar Technologies Ltd. (“Maxar Canada”), as the holding company of the Maxar group, pursuant to which Maxar Technologies Inc. (“Maxar U.S.”) directly acquired all of the issued and outstanding shares of Maxar Canada, and Maxar U.S. replaced Maxar Canada as the publicly-held parent company of the Maxar group. We refer to this transaction herein as the “U.S. Domestication”. The U.S. Domestication marks a major milestone in Maxar Canada’s long-term objectives to gain a stronger presence in the U.S. market (the “U.S. Access Plan”), enhance Maxar Canada’s ability to provide and support classified applications for U.S. government agencies, and fulfill a commitment made in connection with the acquisition of DigitalGlobe, Inc. (“DigitalGlobe”) on October 5, 2017 (the “DigitalGlobe Transaction”). We expect the U.S. Domestication to support our strategy and deliver significant value to our stockholders.

The DigitalGlobe Transaction created a company that we believe is uniquely positioned to capture growth in the U.S., Canadian and global Earth observation and geospatial services markets given its ability to provide complete, end-to-end space systems, Earth imagery and geospatial solutions. The DigitalGlobe Transaction leveraged a full suite of space-related capabilities, including communications and Earth observation satellites and robotics, ground stations, integrated electro-optical and radar imagery, and advanced data analytics. As a result of the combination, we are able to deliver cloud-based information services that allow commercial and government customers worldwide to better understand activity across the changing planet.

Maxar trades on the New York Stock Exchange (the “NYSE”) and Toronto Stock Exchange (the “TSX”) under the ticker “MAXR”.

We serve our customers and organize our businesses through the following three reportable segments:

•	Space Systems - a supplier of space-based and ground-based infrastructure and information solutions to government agencies, satellite operators and satellite manufacturers.
•	Imagery - a leading supplier of high-resolution Earth imagery and radar data sourced from our own advanced satellite constellation and third-party providers to our government and commercial customers.

•	Services – a provider of advanced geospatial information, applications, and analytic services to national security and commercial customers.

Our vision is to be the world’s leader in the new space economy. We aim to achieve this by integrating innovative technologies, unique capabilities and end-to-end offerings across our businesses to help our customers address their most complex mission-critical challenges with confidence.

Segments

Our three reportable segments provide a wide range of products and services to various customers. Subsequent to closing the DigitalGlobe Transaction in 2017, our reportable segments changed to better align with our product and services offerings after the DigitalGlobe Transaction. The changes to our segments provide investors with increased transparency and allow for easier comparisons with our industry peer group. We review revenue and adjusted EBITDA based on three reportable segments: Space Systems, Imagery and Services. Comparative historical segmented information has been restated. Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for detailed disclosure of revenues and adjusted EBITDA by segment.

Space Systems

In the Space Systems segment, we are a supplier of space-based and ground-based infrastructure and information solutions. Our products include communication and imaging satellites, satellite payloads and antenna subsystems, space-based and airborne surveillance solutions, robotic systems and associated ground infrastructure and support services. Our offerings serve multiple markets, primarily for communications and surveillance and intelligence applications. In the communications market, our solutions provide cost-efficient global delivery of a broad range of services, including television and radio distribution, broadband internet, and mobile communications. In the surveillance and intelligence market, we offer end-to-end solutions to monitor changes and activities around the globe to support the operational needs of government agencies, both military and civilian, and commercial customers. We also supply spacecraft and subsystems to the U.S. government, Canadian government and other customers for scientific research and development missions, as well as robotic systems for the space and terrestrial markets. Our principal customers in the Space Systems segment are government agencies worldwide as well as satellite operators and satellite manufacturers.

Our primary competitors for satellite manufacturing contracts are: The Boeing Company, Lockheed Martin Corporation, and Northrop Grumman Corporation in the United States; Thales S.A. and Airbus Defence and Space, a subsidiary of the Airbus Group, in Europe; and Mitsubishi Electric Corporation in Japan. We sell in a highly competitive market. In addition, many of our competitors are larger and have greater resources. We may also face competition in the future from emerging low-cost competitors in India, Russia and China.

Competition in the information solutions market is highly diverse and includes aerospace and defense contractors such as the Airbus Group, General Dynamics Corporation, Raytheon Company, Northrop Grumman Corporation, Lockheed Martin Corporation, The Boeing Company, and Thales S.A. Competition with respect to our geospatial services operations comes from other data and information providers such as Satellite Imaging Corporation, Leidos, Inc., and BAE Systems. While these companies offer different products, there is often competition for contracts that are part of governmental budgets.

The Space Systems segment includes the financial results of our Space Systems/Loral, LLC (“SSL”) and MacDonald, Dettwiler and Associates (“MDA”) businesses. The SSL manufacturing capability of satellite vehicles (commonly referred to as a “satellite bus” or a “bus”) consists of the heritage 1300 kilogram bus (referred to as the “1300 bus”) and the smaller 500 kilogram bus (referred to as a “Legion-class bus” or the “500 bus”), which remains under development. The 1300 bus has three decades of on-orbit heritage and is highly versatile. The 1300 bus has served a full range of missions covering different applications (e.g. communications, sensing, robotics), orbits (e.g. LEO, MEO, GEO), and customer sets (e.g. commercial and government). Across its application range, the 1300 bus is extensible and therefore efficient in payload powers and in launch mass classes.

The largest application class for which the 1300 bus has been utilized is commercial geostationary communication satellites, which since the 1960s have provided essential societal communication services on a global basis in a manner that remains unmatched in ubiquity and multicast (one-to-many) broadcast of high-bandwidth content such as television. SSL’s 1300 bus is in use today for a broad range of television distribution services from smaller regional television satellites to the very high capacity, high-power satellites used by direct-to-home television distributors. An important, more recently emerging and growing application for commercial geostationary communication satellites is the delivery of data-centric applications (e.g. consumer broadband, in-flight communication, maritime, 4G / 5G cellular backhaul, etc.) via high-capacity spot beam satellites commonly referred to as “high throughput satellites” (or “HTS”). SSL introduced the first HTS satellite in 2005, which used the 1300 bus. Through today, the SSL 1300 bus has provided more HTS capacity on orbit than capacity provided by any other satellite manufacturer.

To address the rising demand for smaller satellites and multiple-satellite low earth orbit and medium earth orbit constellations used for imaging, sensing, and communication applications, SSL is developing its Legion-class 500 bus, which will first be used for the next generation WorldView Legion constellation for Maxar’s DigitalGlobe business unit.

The SSL 500 bus will be particularly effective for government and commercial applications that require a multiple-satellite constellation of identical satellites produced cost efficiently.

Imagery

In the Imagery segment, we are a leading supplier of high-resolution earth imagery and radar data sourced from our own advanced satellite constellation and third-party providers. Our imagery solutions provide customers with accurate and mission-critical information about our changing planet, and support a wide variety of uses, including mission planning, mapping and analysis, environmental monitoring, disaster management, crop management, oil and gas exploration and infrastructure management. Our principal customers in the Imagery segment are U.S., Canadian and other international government agencies, primarily defense and intelligence and civil agencies, as well as a wide variety of commercial customers in multiple markets including technology, energy and telecommunications. The Imagery segment includes the financial results of the DigitalGlobe imagery business as well as Maxar’s legacy radar imagery business.

We offer products comprised of imagery from our constellation of high-resolution satellites. Customers can purchase specific images that are archived in our imagery archives or place custom orders to task our satellites for a specific area of interest. We process our imagery to varying levels according to our customers’ specifications and deliver our products using the distribution method that best suits our customers’ needs.

We provide many customer-ready imagery products that we develop to enable customers to understand and analyze specific geographies of interest. Imagery can be collected as follows:

•	Panchromatic – black and white imagery that provides the highest resolution band from our constellation.
•	Multispectral (4-band) – includes the Red, Green, Blue and Near Infrared bands. These bands approximate the colors the human eye can see, and just beyond the visible into the near infrared.
•

Multispectral (8-band) – includes the four bands above plus Coastal, Yellow, Red-Edge, and Near Infrared 2. The near infrared bands support applications such as monitoring crop health and moisture content.

•	Short Wave Infrared – this unique WorldView-3 imaging capability enables applications such as mineral and material detection and visibility through obstructions such as smoke and haze.

We offer a number of imagery products, including:

•	Basic imagery – includes the least amount of processing. Basic imagery provides the customer flexibility to perform their own processing to produce orthorectified imagery and basemaps.
•

Standard imagery – includes radiometric and geometric correction. Radiometric correction enables images to appear uniformly illuminated with the appropriate level of brightness. Geometric correction allows a user to identify the latitudinal, longitudinal and altitudinal location of any point in an image.

•

Orthorectified imagery – includes radiometric, geometric and topographic correction. Topographic correction accounts for terrain and projects images onto the Earth as they would be seen by the human eye.

•

Our mosaic products, including our basemap product suite – our basemap product delivers geo-located context that enables users to better understand and analyze specific areas of interest. Our basemap product can be supplemented with +Daily, +Vivid, and/or +Metro. The +Daily service includes the most relevant current collections from our satellite constellation and is updated continuously, allowing customers to extract new points of interest as they appear throughout time. Powered by our proprietary image processing techniques, +Vivid delivers high-quality imagery that maximizes contrast, sharpness, and clarity while maintaining uniformity. Finally, basemap +Metro provides access to high-resolution imagery of more than 2,600 world capitals and major metropolitan areas. Imagery is mosaicked together to provide a consistent view of the urban landscape.

•

Elevation products – Elevation and terrain information is foundational to mapping and understanding the surface of our planet. We offer stereo imagery (images collected from different viewpoints along the satellite’s orbit track) to customers with advanced image processing capabilities and tools, allowing them to create 3D visualization and digital elevation models. We also offer customers semi-customized terrain products, 3D surface models and digital elevation models.

•	Information products – Vector information products derived from imagery archive, which allow customers to consume new insights without additional processing.
•	Online imagery platforms, including EarthWatch and SecureWatch – Subscription online platforms that provide customers online access to the industry’s best imagery and geospatial intelligence.

In addition to offering many customer-ready products and services, we also provide certain customers the ability to directly task and receive imagery from our satellites within local and regional geographic boundaries of interest through our Direct Access Program (“DAP”). We sell these customers ground system facilities, enabling them to download and process imagery directly from our satellites, access to our satellite and maintenance services. The DAP is designed to meet the enhanced information and operational security needs of a select number of defense and intelligence customers and certain commercial customers.

We provide optical and radar satellite imagery, and value-added products derived from satellite and other data sources. We own the worldwide commercial distribution rights for RADARSAT-2 satellite imagery. As the operator and worldwide commercial data distributor for the RADARSAT-2 satellite, we are one of the largest radar information providers worldwide. We also provide value-added geospatial information and monitoring services derived from radar imagery and other sources to customers in defense, weather, transportation, energy and mining, and civilian sectors.

As of December 31, 2018, we operated a constellation of four in-orbit and fully-commissioned satellites: GeoEye-1, WorldView-1, WorldView-2, and WorldView-3. Our annual collection capacity is approximately 1.4 billion square kilometers, and we maintain an image library of 100 petabytes (referred to as our “ImageLibrary”). The following table summarizes the primary characteristics of the in-orbit and fully-commissioned satellites in our constellation as of December 31, 2018:

Satellite	Launch Date	Expected End of Depreciable Life	Best Ground Resolution	Orbital Altitude (kilometers)
WorldView-3	August 2014	Q1 2026	31-centimeters black and white, or color 1.24-meter multi-spectral	617
WorldView-2	October 2009	Q4 2022	46-centimeters black and white, or color 1.84-meter multi-spectral	770
WorldView-1	September 2007	Q4 2021	50-centimeters black and white	496
GeoEye-1	September 2008	Q3 2020	41-centimeters black and white, or color 1.64-meter multi-spectral	681

In December 2018, our WorldView-4 satellite experienced a failure, preventing it from collecting imagery. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” within this Annual Report on Form 10-K for discussion of our WorldView-4 satellite.

We procure insurance to protect us from the risks associated with our satellite operations, including the partial or total impairment of the functional capacity of the satellite. We insure satellites in our constellation to the extent that insurance is available at acceptable premiums. As of December 31, 2018, we maintained the following insurance coverage on our in-orbit and fully-commissioned satellite constellation:

Satellite	Policy Period	Coverage (in millions)
WorldView-3	10/2016-08/2019	$340
WorldView-2	10/2018-10/2019	220
WorldView-1	10/2018-10/2019	220
GeoEye-1	10/2018-10/2019	38

Our major existing and potential competitors for our Imagery business include commercial satellite imagery companies, state-owned imagery providers, aerial imagery companies, free sources of imagery, and unmanned aerial vehicles.

We compete on the basis of the technical capabilities of our satellites, such as size of collection area, collection speed, revisit time, resolution, accuracy and spectral diversity; satellite availability for tasked orders; the size, comprehensiveness and relevance of our ImageLibrary; distribution platform and tools that enable customers to easily access and integrate imagery; value-added services, including advanced imagery production and analysis; timeliness and ready availability of imagery products and services that can be deployed quickly and cost-effectively; and price.

The data intensive nature of high-resolution imagery, complexity of analysis and desire to analyze multiple data sources have driven growth in multi-source analytics platforms. We are uniquely positioned to provide a platform solution because of the size and quality of our industry-leading ImageLibrary and our years of experience and resulting intellectual property in creating image analysis algorithms and tools. We also provide our customers with insights from our imagery with our platform products. Our platform products face competition from aggregators of imagery and imagery-related products and services.

Services

With the proliferation of new sources of geospatial data being collected, customers are increasingly looking for advanced analytic solutions to help them quickly derive insights. Our Services segment is focused on providing advanced geospatial information, applications, and analytic services to national security and commercial customers. We help customers derive value from Maxar imagery and other sources of geospatial data such as low resolution satellite imagery, weather and oceanographic data, elevation, and social media. The Services segment includes the financial results of DigitalGlobe’s legacy business, as well as Maxar’s legacy geospatial services.

Our Services segment delivers innovation across the entire geospatial intelligence value chain. Our services business:

•

delivers cloud native mission systems that collect and process optical imagery, radar, and radio frequency data from sensors in space and across other domains to help analysts and warfighters detect and observe global activities in near real-time;

•

processes massive amounts of optical and radar imagery, elevation, weather and volunteered geographic information to help government and commercial customers better understand and navigate our changing planet; and

•	applies machine learning and big data analytics to multiple sources of intelligence data to provide national security analysts, operators and policymakers a decision advantage.

We provide solutions to government and commercial customers. We primarily support U.S. government customers, but many of our capabilities also support intelligence requirements from international governments, global development organizations and commercial customers.

Our Services segment faces competition from companies that provide geospatial analytic information and services to the U.S. government, including defense prime contractors.

Environmental Regulations

Our operations are regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the soil, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We have infrastructure in place to ensure that our operations are in compliance with all applicable environmental regulations. We do not believe that the costs of compliance with these laws and regulations will have a material adverse effect on our capital expenditures, operating results or competitive position. The imposition of more stringent standards or requirements under environmental laws or regulations or a determination that we are responsible for the release of hazardous substances at our sites could result in expenditures in excess of amounts currently estimated to be required for such matters. We have been designated, along with numerous other companies, as a potentially responsible party for the clean-up of several hazardous waste sites. Based on available information, we do not believe that any costs incurred in connection with such sites will have a material adverse effect on our financial condition, results of operations, capital expenditures or competitive position.

There can be no assurance that additional environmental matters will not arise in the future, or that costs will not be incurred with respect to sites at which no problem is currently known.

U.S. Government Contracts

All of our reportable segments have contracts with various governmental entities, which are concentrated in a small number of primary contracts. The U.S. government may terminate or suspend our contracts, including the EnhancedView Follow-On contract (the “EnhancedView Contract”) between DigitalGlobe and the U.S. government at any time with or without cause. Additionally, any changes in the size, scope or term of the EnhancedView Contract could impact our satellite replenishment strategy and our ability to repay or refinance our long-term debt. Although our U.S. government contracts generally involve fixed annual minimum commitments, such commitments, along with all other contracts with the U.S. government, are subject to annual Congressional appropriations and the federal budget process, and as a result, the U.S. government may not continue to fund these contracts at current or anticipated levels.

Intellectual Property

We own a substantial intellectual property portfolio that includes many U.S. and foreign patents, as well as many U.S. and international trademarks, service marks, domain names and copyrights. We actively pursue internal development of intellectual property. In addition to our patent portfolio, we own other intellectual property such as unpatented trade secrets, know-how, data, and software. Additionally, we rely on licenses of certain intellectual property to conduct our business operations, including certain proprietary rights to and from third parties. While our intellectual property rights in the aggregate are important to our operations, we do not believe that any particular trade secret, patent, trademark, copyright, license or other intellectual property right is of such importance that its loss, expiration or termination would have a material effect on our business.

Foreign and Domestic Operations

In the year ended December 31, 2018, approximately 29% of our revenue was derived from non-U.S. or Canadian sales, and we intend to continue to pursue international contracts. International operations are subject to certain risks, such as: changes in domestic and foreign governmental regulations and licensing requirements; deterioration of relations between the U.S. and/or Canada and a particular foreign country; increases in tariffs and taxes and other trade barriers; foreign currency fluctuations; changes in political and economic stability; effects of austerity programs or similar significant budget reduction programs; potential preferences by prospective customers to purchase from local (non-U.S. or Canadian) sources; and difficulties in obtaining or enforcing judgments in foreign jurisdictions.

In addition, our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and provide for penalties in the event we fail to meet such requirements.

Raw Materials

Our businesses are generally engaged in limited manufacturing activities and have minimal exposure to fluctuations in the supply of raw materials. For those businesses that manufacture and sell products and systems, most of the value that we provide is labor oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities as well as a diverse base of third-party suppliers and subcontractors. Certain aspects of our manufacturing activities require relatively scarce raw materials; occasionally, we have experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes.

Research and Development

We have a history of investing in development of technological advancements in our field of aerospace. We have both internally and externally funded research and development projects. Our current and future business is dependent on developing new enhancements and technology that go into our existing and future products and services. Our annual research and development expenses were $93 million, $71 million, and $69 million in 2018, 2017 and 2016, respectively. We intend to continue our focus on research and development as a key strategy for innovation and growth. Our efforts will continue to be directed into fields that we believe offer the greatest opportunities for long-term growth and profitability. Our current, principal internal research and development areas include deep space functionality, ground stations for radar and optical missions, and geospatial data processing and analytics.

Backlog

A summary of our backlog is set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Backlog” of this Annual Report on Form 10-K.

Business Seasonality

Our three segments have not historically experienced seasonality in our operations.

Financial and Other Business Information

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for financial information, including revenues and earnings from operations, for each of our reportable segments.

Employees

As of December 31, 2018, Maxar had approximately 6,100 employees operating in the United States, Canada, and internationally.

Available Information

Our website can be accessed at http://www.maxar.com. The website contains information about us and our operations. Through a link on the Investor Relations section of our website, copies of our filings with the Securities and Exchange Commission (“SEC”), including any Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports and statements can be viewed and downloaded free of charge as soon as reasonably practicable after the reports have been filed or furnished with the SEC. The information on our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K. Additionally, our reports, proxy and information statements, and other information filed with the SEC are available on the SEC’s website at http://www.sec.gov or at the SEC Public Reference Room in Washington, D.C. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our reports, proxy and information statements, and other information filed can also be found under our SEDAR profile at www.sedar.com.

ITEM 1A.  RISK FACTORS

We operate in a changing global environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition, results of operations and cash flows.

Risks Related to Our Business

The decline of our GeoComm business may adversely impact our financial results.

The outlook on our geostationary satellite manufacturing business (“GeoComm”) declined substantially during the year ended December 31, 2018 and negatively impacted our Space Systems segment. At the beginning of the year, we forecasted the GeoComm business would be awarded three to four contracts for GeoComm satellites, or approximately thirty percent of the overall 2018 industry awards. However, during the second half of the year, it became clear that industry and macroeconomic factors had declined substantially from earlier forecasts. We were awarded one contract during 2018, and industry awards were lower than expected. Due to the decline in the GeoComm market, and the uncertainty surrounding the future of our GeoComm business, we recognized net impairment losses of $232 million and inventory impairment of $66 million for the year ended December 31, 2018. See Part II, Item 7, “Management's Discussion and Analysis—Critical Accounting Policies and Estimates—Impairment of Long-Lived Assets” in this Annual Report on Form 10-K for additional information.

We have explored strategic alternatives regarding the future of our GeoComm business, including partnering with an existing satellite manufacturer to gain scale benefits; selling the GeoComm business; or exiting the GeoComm business following completion of existing contracts in backlog and the sale of its facilities. We continue to operate the GeoComm business and are completing projects in our backlog while pursuing new awards.

If we are unable to win new awards or execute existing contracts as expected, our business, results of operations and financial position could be further adversely affected.

We may be required to recognize additional impairment charges.

Long-lived assets, including goodwill and intangible assets, are tested annually for impairment in the fourth quarter or whenever there is an indication that an asset may be impaired. During the year ended December 31, 2018, we recognized net impairment losses of $1.1 billion related to goodwill, intangible assets, property, plant and equipment, inventory and orbital receivables. The impairment recognized was related to the further decline in the GeoComm business, the sustained decline in our stock price, and the loss of our WorldView-4 satellite. See Part II, Item 7, “Management's Discussion and Analysis—Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K for additional information.

Disruptions to our business,  unexpected significant declines in our operating results, adverse technological events or changes in the regulatory markets in which we operate, and significant declines in our stock price may result in further impairment charges to our tangible and intangible assets. Any future impairment charges could substantially affect our reported results.

The future revenue and operating results of the Space Systems segment are dependent on our ability to generate a sustainable order rate for the satellite manufacturing operations and develop new technologies to meet the needs of our customers or potential new customers.

The Space Systems segment’s financial performance is dependent on its ability to generate a sustainable order rate for its satellite manufacturing operations. This can be challenging and may fluctuate on an annual basis as the number of satellite construction contracts awarded varies. The cyclical nature of the commercial satellite market could negatively impact our ability to accurately forecast customer demand. The markets that we serve may not grow in the future and it may not be able to maintain adequate gross margins or profits in these markets. Our growth is dependent on the growth in the sales of services provided by our customers, our customers’ ability to anticipate market trends, and our ability to anticipate changes in the businesses of our customers and to successfully identify and enter new markets. If we fail to anticipate such changes in demand, our business, results of operations and financial position could be adversely affected.

The satellite manufacturing industry is characterized by development of technologies to meet changing customer demand for complex and reliable services. Our systems embody complex technology and may not always be compatible with current and evolving technical standards and systems developed by others. Failure or delays to meet or comply with the requisite and evolving industry or user standards could have a material adverse effect on our business, results of operations and financial condition.

Our business with various governmental entities is concentrated in a small number of primary contracts. The loss or reduction in scope of any one of our primary contracts would materially reduce our revenue.

Our business with various governmental entities is concentrated in a small number of primary contracts. For the year ended December 31, 2018, we recognized $890 million of revenue from U.S. government agencies and approximately $420 million of our U.S. government revenue (representing approximately 20% of our total revenue) was generated from a single contract, the EnhancedView Contract. The EnhancedView Contract is a service level agreement to provide image-tasking capacity on our satellites, and other imagery-derived products and services to the U.S. government. Our ability to service other customers could be negatively impacted if we are unable to maintain our current collection capacity. In addition, any inability on our part to meet the performance requirements of the EnhancedView Contract could result in a performance penalty or breach of that contract. A breach of our contract with government customers or reduction in service to our other customers could have a material adverse effect on our business, financial condition and results of operations. The U.S. government may also terminate or suspend our contracts, including the EnhancedView Contract, at any time with or without cause. Additionally, any changes in the size, scope or term of the EnhancedView Contract could impact our satellite replenishment strategy and our ability to repay or refinance our long-term debt. Although our contracts generally involve fixed annual minimum commitments, such commitments, along with all other contracts with the U.S. government, are subject to annual Congressional appropriations and the federal budget process, and as a result, the U.S. government may not continue to fund these contracts at current or anticipated levels. Similarly, our contracts in Canada and other jurisdictions are also subject to government procurement policies and procedures.

Our business with various governmental entities is subject to the policies, priorities, regulations, mandates, and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.

Changes in government policies, priorities, regulations, use of commercial data providers to meet U.S. government imagery needs, government agency mandates, funding levels through agency budget reductions, the imposition of budgetary constraints or a decline in government support or deferment of funding for programs in which we or our customers participate could result in contract terminations, delays in contract awards, reduction in contract scope, performance penalties or breaches of our contracts, the failure to exercise contract options, the cancellation of planned procurements and fewer new business opportunities, all of which could negatively impact our business, financial condition, results of operations and cash flows.

We are subject to the procurement policies and procedures set forth in the Federal Acquisition Regulation (“FAR”). FAR governs all aspects of government contracting, including contractor qualifications and acquisition procedures. The FAR provisions in U.S. government contracts must be complied with in order for the contract to be awarded and provides for audits and reviews of contract procurement, performance and administration. Failure to comply with the provisions of FAR could result in contract termination.

In addition, contracts with any government, including the U.S. or Canadian government, may be terminated or suspended by the government at any time and could result in significant liability obligations for us. We seek to have in place as standard provisions, termination for convenience language which reimburses it for reasonable costs incurred, subcontractor and employee termination and wind-down costs plus a reasonable amount of profit thereon. However, reparations for termination may fall short of the financial benefit associated with full completion and operation of a contract. In addition, we may not be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of government contracts. The loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

Any disruptions in federal government operations could have a material adverse effect on our revenues, earnings and cash flows. A prolonged failure to maintain significant U.S. government operations, particularly those pertaining to our business, could have a material adverse effect on our revenues, earnings and cash flows. Continued uncertainty related to recent and future U.S. federal government shutdowns, the U.S. budget and/or failure of the U.S. government to enact annual appropriations could have a material adverse effect on our revenues, earnings and cash flows. Additionally, disruptions in federal government operations may negatively impact regulatory approvals and guidance that are important to our operations.

Changes in U.S. government policy regarding use of commercial data providers, or material delay or cancellation of certain U.S. government programs, may have a material adverse effect on our revenue and our ability to achieve our growth objectives.

Current U.S. government policy encourages the U.S. government’s use of commercial data providers to support U.S. national security objectives. Under the EnhancedView Contract, our contractual counterparty acquires imagery and imagery-derived products on behalf of our customers within the U.S. government. We are considered by the U.S. government to be a commercial data provider. U.S. government policy is subject to change and any change in policy away from supporting the use of commercial data providers to meet U.S. government imagery needs, or any material delay or cancellation of planned U.S. government programs, including the EnhancedView Contract, could materially adversely affect our revenue and our ability to achieve our growth objectives.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Our results of operations are materially affected by economic and political conditions in the United States, Canada and internationally, including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws, and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

We are dependent on resellers of our products and services for a significant portion of our revenue. If these resellers fail to market or sell our products and services successfully, our business could be harmed.

In the year ended December 31, 2018, the Imagery segment generated approximately 9% of its revenue from foreign and domestic resellers. In the Imagery segment, we rely on foreign resellers and partners to market and sell the majority of our products and services in the international market. Our foreign resellers and partners may not have the skill or experience to develop regional commercial markets for our products and services, or may have competing interests that negatively affect their sales of our products and services. If we fail to enter into reseller agreements on a timely basis or if our resellers and partners fail to market and sell our products and services successfully, these failures could negatively impact our business, financial condition and results of operations.

We often rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services, such as construction of satellites and launch vehicles, and management of certain remote ground terminals and direct access facilities. In addition, our manufacturing operations depend on specific technologies and companies for which there may be a limited number of vendors. If these vendors are unable to meet our needs because they fail to perform adequately, are unable to match new technological requirements or problems, or are unable to dedicate engineering and other resources necessary to provide the services contracted for, our business, financial position and results of operations may be adversely affected. While alternative sources for these products, services and technologies may exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to operate our business. Furthermore, these vendors may request changes in pricing, payment terms or other contractual obligations, which could cause us to make substantial additional investments.

Our revenue, results of operations and reputation may be negatively impacted if our products contain defects or fail to operate in the expected manner.

We sell complex and technologically advanced systems, including satellites, products, hardware and software. Sophisticated software, including software developed by us, may contain defects that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products that we manufacture or purchase from third parties. Most of the satellites and systems we have developed must function under demanding and unpredictable operating conditions and in harsh and potentially destructive environments. In addition, we may agree to the in-orbit delivery of a satellite, adding further risks to our ability to perform under a contract. Failure to achieve successful in-orbit delivery could result in significant penalties and other obligations on us. We employ sophisticated design and testing processes and practices, which include a range of stringent factory and on-site acceptance tests with criteria and requirements that are jointly developed with customers. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the satellites, products, hardware and software it sells or resolve any delays or availability issues in the launch services it procures. Failure to do so could result in lost revenue and damage to our reputation, and may adversely affect our ability to win new contract awards.

New satellites are subject to construction and launch delays, launch failures,  damage or destruction during launch, the occurrence of which can materially and adversely affect our operations.

Delays in the construction of future satellites and the procurement of requisite components and launch vehicles, limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals, satellite damage or destruction during launch, launch failures, or incorrect orbital placement could have a material adverse effect on our business, financial condition and results of operations. The loss of, or damage to, a satellite due to a launch failure could result in significant delays in anticipated revenue to be generated by that satellite. Any significant delay in the commencement of service of a satellite would delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of a satellite were to occur, we may not be able to accommodate affected customers with our other satellites or data from another source until a replacement satellite is available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. Any launch delay, launch failure, underperformance, delay or perceived delay could have a material adverse effect on our results of operations, business prospects and financial condition.

If our satellites fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.

The manufacturing, testing, launching and operation of satellites involves complex processes and technology. Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses in space that could affect the performance of our satellite. Hardware component problems in space could lead to deterioration in performance or loss of functionality of a satellite. In addition, human operators may execute improper implementation commands that may negatively impact a satellite’s performance. Exposure of our satellites to an unanticipated catastrophic event, such as a meteor shower or a collision with space debris, could reduce the performance of, or completely destroy, the affected satellite. In December 2018, our WorldView-4 satellite experienced a failure in its control moment gyros, preventing the satellite from collecting imagery. See Part II, Item 7, “Management's Discussion and Analysis—Recent Developments—WorldView-4 Satellite” in this Annual Report on Form 10-K for additional information.

We cannot provide assurances that our satellites will continue to operate successfully in space throughout their expected operational lives. Even if a satellite is operated properly, technical flaws in that satellite’s sensors or other technical deficiencies or anomalies could significantly hinder its performance, which could materially affect our ability to collect imagery and market our products and services successfully. While some anomalies are covered by insurance policies, others are not or may not be covered, or may be subject to large deductibles.

If we suffer a partial or total loss of a deployed satellite, we would need a significant amount of time and would incur substantial expense to replace that satellite. We may experience other problems with our satellites that may reduce their performance. During any period of time in which a satellite is not fully operational, we may lose most or all of the revenue that otherwise would have been derived from that satellite. Our inability to repair or replace a defective satellite or correct any other technical problem in a timely manner could result in a significant loss of revenue. If a satellite experiences a significant anomaly such that it becomes impaired or is no longer functional, it would significantly impact our business, prospects and profitability. Additionally, our review of satellite lives could extend or shorten the depreciable lives of it our satellites, which would have an impact on the depreciation we recognize.

Loss of, or damage to, a satellite before the end of its expected operational life and the failure to obtain data or alternate sources of data for our products may have an adverse impact on our results of operations and financial condition.

In the Imagery segment, we rely on data collected from a number of sources including data obtained from satellites. We may become unable or limited in our ability to collect such data. For example, satellites can temporarily go out of service and be recovered, or cease to function for reasons beyond our control, including the quality of design and construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits and space environments in which the satellites are placed and operated. Our satellites have certain redundant systems which can fail partially or in their entirety and accordingly satellites can operate for extended periods without all redundant systems in operation, but with single points of failure. The failure of satellite components could cause damage to or loss of the use of a satellite before the end of its expected operational life. Electrostatic storms or collisions with other objects could also damage the satellites. Additionally, in certain instances, governments may discontinue for periods of time the access to or operation of a satellite for any particular area on the Earth and for various reasons may not permit transmission of certain data, whether from a satellite owned by the government or not. We cannot offer assurances that each satellite will remain in operation until the end of its expected operational life. Furthermore, we expect the performance of each satellite to decline gradually near the end of its expected operational life. We can offer no assurance that our satellites will maintain their prescribed orbits or remain operational.

Interruption or failure of our infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.

We are vulnerable to natural disasters and significant disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, and telecommunications failures. In the event of such a natural disaster or other disruption, we could experience: disruptions to our operations or the operations of suppliers, subcontractors, distributors or customers; destruction of facilities; and / or loss of life.

The availability of many of our products and services depends on the continuing operation of our satellite operations infrastructure, satellite manufacturing operations, information technology and communications systems. Any downtime, damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. We do not currently maintain a back-up production facility from which we can continue to collect, process and deliver imagery in the event of the loss of our primary facility. In the event we are unable to collect, process and deliver imagery from our facility, our daily operations and operating results would be materially and adversely affected. In addition, our ground terminal centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Our satellite manufacturing operations are located in California in proximity to the San Andreas fault line, one of the longest and most heavily populated earthquake-prone rifts in the world. We do not maintain back-up manufacturing facilities or operations.

The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our financial condition and results of operations.

Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, or theft of intellectual property, any of which could materially adversely impact our business.

Our customers and products depend upon the reliable performance and security of our computer systems and those of the third parties that we utilize in our operations. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss and telecommunications failures. Interruptions in these systems, or with the internet in general, could degrade or disrupt our ability to deliver our products and services to our customers.

In addition, we face the risk of a security breach or other significant disruption of our IT networks and related systems from a number of sources, including individual and state-sponsored actors, whether through cyber-attack or cyber intrusion via the internet, malware, computer viruses, email attachments to persons with access to our systems, denial of service attacks, physical or electronic break-ins and similar disruptions.

We also face the added risk of a security breach or other serious disruption of the systems that we develop and install for customers or that we develop and provide in our products. As a provider of communication satellites and complex systems, we face a heightened risk of security breach or disruption from threats to gain unauthorized access to our systems and our customers’ proprietary or classified information stored on our IT networks and related systems and to certain of the equipment used in our customers’ IT networks or related systems.

While we have implemented certain systems and processes to help thwart hackers and protect our data and systems, the techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate or prevent all unauthorized access. Because of our highly desired intellectual property and our support of the U.S. government and other governments, we (and/or third parties we use) may be a particularly attractive target for such attacks by hostile foreign governments. From time to time, we have experienced computer viruses and other forms of third-party attacks on our systems that, to date, have not had a material adverse effect on our business. We cannot offer assurances, however, that future attacks will not materially adversely affect our business.

A security breach or other significant disruption involving these types of information, IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers;
•

result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, our or our customers’ proprietary, confidential, sensitive or otherwise valuable information, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	compromise other sensitive government functions; and
•	damage our reputation with our customers (particularly agencies of various governments) and the public generally.

A security breach that involves classified or other sensitive government information or certain controlled technical information, could subject us to civil or criminal penalties and could result in loss of our secure facility clearance and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based products and services we offer as well as increase the number of countries within which we do business.

Any attempt by hackers to obtain our data or intellectual property, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation.

Our business involves significant risks and uncertainties that may not be covered by insurance.

A significant portion of our business relates to designing, developing and manufacturing advanced space technology products and systems. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive property damage. Accordingly, we may incur liabilities that are unique to our products and services.

We endeavor to obtain insurance coverage from established insurance carriers to cover these risks and liabilities. However, the amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. Existing coverage may be canceled while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities.

We have historically insured satellites in our constellation to the extent that insurance was available on acceptable premiums and other terms. The insurance proceeds received in connection with a partial or total loss of the functional capacity of any of our satellites would not be sufficient to cover the replacement cost, if we choose to do so, of an equivalent high-resolution satellite. In addition, this insurance will not protect us against all losses to our satellites due to specified exclusions, deductibles and material change limitations and it may be difficult to insure against certain risks, including a partial deterioration in satellite performance and satellite re-entry.

The price and availability of insurance fluctuate significantly. Although we have historically been able to obtain insurance coverage for in-orbit satellites, we cannot guarantee that we will be able to do so in the future. We intend to maintain insurance for our operating satellites, but any determination we make as to whether to obtain insurance coverage will depend on a variety of factors, including the availability of insurance in the market, the cost of available insurance and the redundancy of our operating satellites. Insurance market conditions or factors outside our control at the time we are in the market for the required insurance, such as failure of a satellite using similar components, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. Higher premiums on insurance policies will increase our costs and consequently reduce our operating income by the amount of such increased premiums. If the terms of in-orbit insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all. Even if obtained, our in-orbit operations insurance will not cover any loss in revenue incurred as a result of a partial or total satellite loss.

In addition, even though we carry business interruption insurance policies, any business interruption losses could exceed the coverage available or be excluded from our insurance policies. Any disruption of our ability to operate our business could result in a material decrease in our revenues or significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our financial condition and results of operations.

Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.

Many raw materials, major components and product equipment items, particularly in our Space Systems segment, are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships and could have a material adverse effect on our operating results, financial condition, or cash flows.

Key raw materials used in our operations include metals such as aluminum and titanium, which are usually procured by our suppliers who manufacture parts in accordance with our drawings. We also purchase materials such as chemicals; composites; electronic, electro-mechanical and mechanical components; subassemblies; and subsystems that are integrated with the manufactured parts for final assembly into finished products and systems. We are impacted by increases in the prices of raw materials used in production on fixed-price business.

We monitor sources of supply to attempt to assure that adequate raw materials and other supplies needed in manufacturing processes are available.

Although we have not experienced significant difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes, prolonged disruptions in the supply of any of our key raw materials or components, difficulty completing qualification of new sources of supply, implementing use of replacement materials, components or new sources of supply, or a continuing increase in the prices of raw materials, energy or components could have a material adverse effect on our operating results, financial condition, or cash flows.

We may not be successful in developing new technology and the technology we are successful in developing may not meet the needs of our customers or potential new customers.

The markets in which we operate are characterized by changing technology and evolving industry standards. Despite years of experience in meeting customer systems requirements with the latest in technological solutions, we may not be successful in identifying, developing and marketing products or systems that respond to rapid technological change, evolving technical standards and systems developed by others. Our competitors may develop technology that better meets the needs of our customers. If we do not continue to develop, manufacture and market innovative technologies or applications that meet customers’ requirements, sales may suffer and our business may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund other liquidity needs and our business prospects, financial condition and results of operations could be materially and adversely affected.

Our technology may violate the proprietary rights of third parties and our intellectual property may be misappropriated or infringed upon by third parties, each of which could have a negative impact on our operations.

If any of our technology violates proprietary rights, including copyrights and patents, third parties may assert infringement claims against us. Certain software modules and other intellectual property used by us or in our satellites, systems and products make use of or incorporate licensed software components and other licensed technology. These components are developed by third parties over whom we have no control. Any claims brought against us may result in limitations on our ability to use the intellectual property subject to these claims. We may be required to redesign our satellites, systems or products or to obtain licenses from third parties to continue offering our satellites, systems or products without substantially re-engineering such products or systems.

Our intellectual property rights may be invalidated, circumvented, challenged, infringed or required to be licensed to others. An infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights.

To protect our proprietary rights, we rely on a combination of patent protections, copyrights, trade secrets, trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, subcontractors, vendors and customers. Although we apply rigorous standards, documents and processes to protect our intellectual property, there is no absolute assurance that the steps taken to protect our technology will prevent misappropriation or infringement. Litigation may be necessary to enforce or protect our intellectual property rights, our trade secrets or determine the validity and scope of the proprietary rights of others. Such litigation may be time-consuming and expensive to prosecute or defend and could result in the diversion of our time and resources. In addition, competitors may design around our technology or develop competing technologies.

We face competition that may cause us to have to either reduce our prices for imagery and related products and services or to lose market share.

Our products and services compete with satellite and aerial imagery and related products and services offered by a range of private and government providers. Our current or future competitors may have superior technologies or greater financial, personnel and other resources than we have. The value of our imagery may also be diluted by Earth imagery that is available free of charge.

The U.S. government and foreign governments may develop, construct, launch and operate their own imagery satellites, which could reduce their need to rely on us and other commercial suppliers. In addition, such governments could sell or provide free of charge Earth imagery from their satellites and thereby compete with our imagery products and services. Also, governments may at times make our imagery freely available for humanitarian purposes, which could impair our revenue growth with non-governmental organizations. These governments could also subsidize the development, launch and operation of imagery satellites by our current or future competitors.

Our competitors or potential competitors could, in the future, offer satellite-based imagery or other products and services with more attractive features than our products and services. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites, could negatively affect our marketing efforts. More importantly, if competitors develop and launch satellites or other imagery-content sources with more advanced capabilities and technologies than ours, or offer products and services at lower prices than ours, our business and results of operations could be harmed. Due to competitive pricing pressures, such as new product introductions by us or our competitors or other factors, the selling price of our products and services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline and our financial position may be harmed.

We operate in highly competitive industries and in various jurisdictions across the world which may cause us to have to reduce our prices.

We operate in highly competitive industries and many of our competitors are larger and have substantially greater resources than we have. In addition, some of our foreign competitors currently benefit from, and others may benefit in the future from, protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Government support of this nature greatly reduces the commercial risks associated with satellite development activities for these competitors. This market environment may result in increased pressures on our pricing and other competitive factors.

The market may not accept our imagery products and services. Our historic growth rates should not be relied upon as an indicator of future growth.

We cannot accurately predict whether our products and services will achieve significant market acceptance or whether there will be a market for our products and services on terms we find acceptable. Market acceptance of our commercial high-resolution Earth imagery and related products and services depends on a number of factors, including the quality, scope, timeliness, sophistication, price and the availability of substitute products and services. Lack of significant market acceptance of our offerings, or other products and services that utilize our imagery, delays in acceptance, failure of certain markets to develop or our need to make significant investments to achieve acceptance by the market would negatively affect our business, financial condition and results of operations. We may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund other liquidity needs and our business prospects, financial condition and results of operations could be materially and adversely affected.

We are dependent on our ability to attract, train and retain employees. Our inability to do so, or the loss of key personnel, would cause serious harm to our business.

Our success is largely dependent on the abilities and experience of our executive officers and other key personnel to oversee all aspects of our operations and to deliver on our corporate strategies, including managing acquisitions and execution of our U.S. Access Plan. Competition for highly skilled management, technical, research and development and other personnel is intense in our industry. In order to maintain our ability to compete, we must continuously retain the services of a core group of specialists in a wide variety of disciplines. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under contracts if our need for such employees is unmet.

We may not be able to retain our current executive officers or key personnel or attract and retain additional executive officers or key personnel as needed to deliver on our corporate strategy. Furthermore, the recent volatility in our stock price may undermine the use of our equity as a retention tool and may make it more difficult to retain key personnel.

Some of our and our suppliers’ workforces are represented by labor unions, which may lead to work stoppages.

Some of the employees of our MDA business in Canada, approximately 14% of our total workforce, were represented by labor unions as of December 31, 2018. We may experience work stoppages organized by labor unions, which could adversely affect our business. We cannot predict how stable our relationships with labor unions will be or whether we will be able to meet the labor unions’ requirements without impacting our financial condition. The labor unions may also limit our flexibility in dealing with our workforce. Labor union actions at suppliers can also affect us. Work stoppages and instability in our relationships with labor unions could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

Pension and other postretirement benefit obligations may materially impact our earnings, stockholders’ equity and cash flows from operations, and could have a significant adverse impacts in future periods.

We maintain defined benefit pension and other postretirement benefits plans for some of our employees. Potential pension contributions include discretionary contributions to improve the plans’ funded status. The extent of future contributions depends heavily on market factors such as the discount rate and the actual return on plan assets. We estimate future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions, annual pension and other postretirement costs, the value of plan assets and our benefit obligations.

Significant changes in actual return on pension assets, discount rates, and other factors could adversely affect our results of operations and require cash pension contributions in future periods. Changes in discount rates and actual asset returns different than our expected asset returns can result in significant non-cash actuarial gains or losses which we record in the fourth quarter of each fiscal year, and, if applicable, in any quarter in which an interim re-measurement is triggered. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations.

We also provide other postretirement benefits to certain of our employees, consisting principally of health care, dental and life insurance for eligible retirees and qualifying dependents. Our estimates of future costs associated with these benefits are also subject to assumptions, including estimates of the level of medical cost increases and discount rates.

For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see Part II, Item 7, “Management's Discussion and Analysis—Critical Accounting Policies and Estimates—Pension and Other Postretirement Benefits” in this Annual Report on Form 10-K.

We are a party to legal proceedings, investigations and other claims or disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any of which could adversely affect our business.

In the course of our business, we are, and in the future may be, a party to legal proceedings, investigations and other claims or disputes, which have related and may relate to subjects including commercial transactions, intellectual property, securities, employee relations, or compliance with applicable laws and regulations. For instance, we are currently engaged in an arbitration proceeding relating to the termination of a contract with a Ukrainian customer in response to the force majeure event caused by the annexation of Crimea. While we believe that the claim against us is without merit and that it has factual and legal defenses to the petitioner’s claim, in the event that the arbitration results in a finding against us, our business, results of operations and financial condition could be adversely affected.

In addition, in the first quarter of 2019, we became subject to certain securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition. See Part I, Item 3, “Legal Proceedings”  in this Annual Report on Form 10-K for additional information.

These and other legal proceedings and investigations are inherently uncertain and we cannot predict their duration, scope, outcome or consequences. There can be no assurance that these or any such matters that have been or may in the future be brought against us will be resolved favorably.

In connection with any government investigations, in the event the government takes action against us or the parties resolve or settle the matter, we may be required to pay substantial fines or civil and criminal penalties and/or be subject to equitable remedies, including disgorgement or injunctive relief. Other legal or regulatory proceedings, including lawsuits filed by private litigants, may also follow as a consequence. These matters are likely to be expensive and time-consuming to defend, settle and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. They may also cause damage to our business reputation. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We may not realize all of the anticipated benefits from the U.S. Domestication.

We believe that we will continue to capitalize on projected benefits resulting from completion of the U.S. Domestication. Over the past several years, we have invested a significant amount of capital to develop infrastructure, technologies, products and markets to better access the U.S. government in both the civilian and military/classified space. Failure to realize all of the anticipated benefits from the U.S. Domestication could have a material adverse effect on our U.S. government business and prospects moving forward, including future EnhancedView awards and fully realizing our U.S. Access Plan. Similarly, there can be no guarantee that our historical ability to secure business in Canada will be unaffected by the U.S. Domestication.

Fluctuations in foreign exchange rates could have a negative impact on our business.

Our revenues, expenses, assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars for the purposes of compiling our consolidated financial statements. We use hedging strategies to manage and minimize the impact of exchange rate fluctuations on our cash flow and economic profits. There are complexities inherent in determining whether and when foreign exchange exposures will materialize, in particular given the possibility of unpredictable revenue variations arising from schedule delays and contract postponements. Furthermore, we could be exposed to the risk of non-performance of our hedging counterparties. We may also have difficulty in fully implementing our hedging strategy depending on the willingness of hedging counterparties to extend credit. Accordingly, no assurances may be given that our exchange rate hedging strategy will protect us from significant changes or fluctuations in revenues and expenses denominated in non-Canadian or U.S. dollars.

Our restructuring activities and cost saving initiatives may not achieve the results we anticipate.

We have undertaken cost reduction initiatives and organizational restructurings to improve operating efficiencies, optimize our asset base and generate cost savings. For example, we have recently undertaken restructuring plans intended to reduce headcount and implement other efficiency initiatives. We cannot be certain that we will be able to complete these initiatives as planned or without business interruption, that these initiatives will not generate additional costs, such as severance or other charges, or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time.

Future acquisitions could result in adverse impacts on our operations.

In order to grow our business, we may seek to acquire additional assets or companies. There can be no assurance that we will be able to identify, acquire, obtain the required regulatory approvals, or profitably manage additional businesses or successfully integrate any acquired businesses, products or technologies without substantial expenses, delays or other operational, regulatory, or financial problems. In addition, any acquired businesses, products or technologies may not achieve anticipated revenues and income growth. Further, acquisitions may involve a number of additional risks, including diversion of management’s attention, failure to retain key personnel, or failure to attract the right talent to manage organizational growth. We may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with historical acquisitions and any future acquisitions. The failure to manage our acquisitions strategy successfully could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Legal and Regulatory Matters

Our operations in the U.S. government market are subject to significant regulatory risk.

Our operations in the U.S. government market are subject to significant government regulation. The costs associated with execution of our U.S. Access Plan are significant. A failure by us to maintain the relevant clearances and approvals could limit our ability to operate in the U.S. market. Further, there can be no assurance that we will continue to be awarded contracts by the U.S. government. In addition, a failure by us to keep current and compliant with relevant U.S. regulations could result in fines, penalties, repayments, or suspension or debarment from U.S. government contracting or subcontracting for a period of time and could have an adverse effect on our standing and eligibility for future U.S. government contracts.

Failure to comply with the requirements of the National Industrial Security Program Operating Manual could result in interruption, delay or suspension of our ability to provide our products and services, and could result in loss of current and future business with the U.S. government.

We and our subsidiaries are parties to certain contracts with various departments and agencies of the U.S. government, including the U.S. Department of Defense, which require that certain of our subsidiaries (including SSL, DigitalGlobe and subsidiaries within the Services segment) be issued facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control or influence (“FOCI”). Prior to the U.S. Domestication, we were incorporated under the laws of Canada, and had entered into a Security Control Agreement, dated January 26, 2017, by and among us, our wholly owned subsidiary, Maxar Technologies Holdings Inc. (“Maxar Holdings”) and the U.S. Department of Defense (the “SCA”), as a suitable FOCI mitigation arrangement under the National Industrial Security Program Operating Manual. A FOCI mitigation arrangement was necessary for certain of our U.S. subsidiaries, including SSL, DigitalGlobe and subsidiaries within the Services segment, to acquire and continue to maintain the requisite facility security clearances thereby enabling them to enter into contracts with U.S. government entities to perform classified work and to complete the performance under those contracts. Following U.S. Domestication, we are seeking to modify or terminate our FOCI mitigation arrangement with the U.S. Department of Defense. In the meantime, failure to maintain an appropriate agreement with the U.S. Department of Defense regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of the facility security clearances, which in turn would mean that our U.S. subsidiaries would not be able to enter into future contracts with the U.S. government requiring facility security clearances, and may result in the loss of the ability of those subsidiaries to complete existing contracts with the U.S. government.

Our business is subject to various regulatory risks that could adversely affect our operations.

The environment in which we operate is highly regulated due to the sensitive nature of our complex and technologically advanced systems, including satellites, products, hardware and software, in addition to those regulations broadly applicable to publicly listed corporations. There are numerous regulatory risks that could adversely affect operations, including but not limited to:

•

Changes in laws and regulations. It is possible that the laws and regulations governing our business and operations will change in the future. A substantial portion of our revenue is generated from customers outside of Canada and the U.S. There may be a material adverse effect on our financial condition and results of operations if we are required to alter our business to comply with changes in both domestic and foreign regulations, telecommunications standards, tariffs or taxes and other trade barriers that reduce or restrict our ability to sell our products and services on a global basis, or by political and economic instability in the countries in which we conduct business. Any failure to comply with such regulatory requirements could also subject us to various penalties or sanctions.

•

Export Restrictions. Certain of our businesses and satellites, systems, products, services or technologies we have developed require the implementation or acquisition of products or technologies from third parties, including those in other jurisdictions. In addition, certain of our satellites, systems, products or technologies may be required to be forwarded or exported to other jurisdictions. In certain cases, if the use of the technologies can be viewed by the jurisdiction in which that supplier or subcontractor resides as being subject to export constraints or restrictions relating to national security, we may not be able to obtain the technologies and products that we require from subcontractors who would otherwise be our preferred choice or may not be able to obtain the export permits necessary to transfer or export our technology. To the extent that we are able, we obtain pre-authorization for re-export prior to signing contracts which oblige us to export subject technologies, including specific foreign government approval as needed. In the event of export restrictions, we may have the ability through contract force majeure provisions to be excused from our obligations. Notwithstanding these provisions, the inability to obtain export approvals, export restrictions or changes during contract execution or non-compliance by our customers could have an adverse effect on our revenues and margins.

•

U.S. Government Approval Requirements. For certain aspects of our business operations, we are required to obtain U.S. government licenses and approvals and to enter into agreements with various government bodies in order to export satellites and related equipment, to disclose technical data or provide defense services to foreign persons. The delayed receipt of or the failure to obtain the necessary U.S. government licenses, approvals and agreements may prohibit entry into or interrupt the completion of contracts which could lead to a customer’s termination of a contract for default, monetary penalties and/or the loss of incentive payments.

•

Competitive Impact of U.S. Regulations on Satellite Sales. Some of our customers and potential customers, along with insurance underwriters and brokers, have asserted that U.S. export control laws and regulations governing disclosures to foreign persons excessively restrict their access to information about the satellite during construction and on-orbit. Office of Foreign Assets Control (“OFAC”) sanctions and requirements may also limit certain business opportunities or delay or restrict our ability to contract with potential foreign customers or operators. To the extent that our non-U.S. competitors are not subject to OFAC or similar export control or economic sanctions laws and regulations, they may enjoy a competitive advantage with foreign customers, and it could become increasingly difficult for the U.S. satellite manufacturing industry, including us, to recapture this lost market share. Customers concerned over the possibility that the U.S. government may deny the export license necessary for us to deliver their purchased satellite to them, or the restrictions or delays imposed by the U.S. government licensing requirements, even where an export license is granted, may elect to choose a satellite that is purportedly free of International Traffic in Arms Regulations (“ITAR”) offered by one of our European competitors. We are further disadvantaged by the fact that a purportedly “ITAR-free” satellite may be launched less expensively in China on the Chinese Long March rocket, a launch vehicle that, because of ITAR restrictions, is not available to us.

•

Anti-Corruption Laws. As part of the regulatory and legal environments in which we operate, we are subject to global anti-corruption laws that prohibit improper payments directly or indirectly to government officials, authorities or persons defined in those anti-corruption laws in order to obtain or retain business or other improper advantages in the conduct of business. Our policies mandate compliance with anti-corruption laws. Failure by our employees, agents, subcontractors, suppliers and/or partners to comply with anti-corruption laws could impact us in various ways that include, but are not limited to, criminal, civil and administrative fines and/or legal sanctions and the inability to bid for or enter into contracts with certain entities, all of which could have a significant adverse effect on our reputation, operations and financial results.

Changes in tax law, in our tax rates or in exposure to additional income tax liabilities or assessments may materially and adversely affect our financial condition, results of operations, and cash flows.

Changes in law and policy relating to taxes may materially and adversely affect our financial condition, results of operations, and cash flows. For example, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), which has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions and certain deductions for executive compensation, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, revising the rules governing net operating losses, and introducing new anti-base erosion and global intangible low-taxed income inclusion provisions. Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions. The 2017 Tax Act remains unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and United States Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the 2017 Tax Act. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. We could be subject to tax audits, challenges to our tax positions or adverse changes or interpretations of tax laws. Adverse positions taken by tax authorities and tax audits could impact our operating results.

While our analysis and interpretation of the 2017 Tax Act is ongoing, based on our current evaluation, the limitation on interest deductions,  and anti-base erosion and global intangible low-taxed income inclusion provisions may negatively impact our cash flows going forward. Further, there may be other material adverse effects resulting from the 2017 Tax Act that we have not yet identified, including as a result of and following the U.S. Domestication. While some of the changes made by the 2017 Tax Act may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the 2017 Tax Act as a whole will have on us.

Our ability to use our U.S. federal and state net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2018, we had U.S. federal and state net operating loss (“NOL”) carryforwards as well as tax credit carryforwards related to research and development expenditures.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change U.S. federal NOL carryforwards and other tax attributes (such as research tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In the event that we have experienced an ownership change in the past, or if we experience ownership changes as a result of future transactions in our stock, then our ability to use pre-change NOL carryforwards and other tax attributes to offset post-change taxable income will be subject to limitations. As a result, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

Additionally, the 2017 Tax Act changed the rules governing the use of U.S. federal NOLs, including by imposing a reduction to the maximum deduction allowed for NOLs generated in tax years beginning after December 31, 2017. In addition, NOL carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Such limitations may significantly impact our ability to use NOL carryforwards generated after December 31, 2017, as well as the timing of any such use, and could adversely affect our future cash flows.

We are incurring increased costs and demands in order to comply with laws and regulations applicable to public companies.

We became a “domestic issuer” for SEC reporting purposes in January 2019. The obligations of being a public company in the U.S. require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the U.S. Securities Exchange Act of 1934, as amended, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the NYSE and the TSX. These rules require that we maintain effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to monitor and maintain compliance with. Our management and other personnel will need to devote a substantial amount of time to ensure compliance with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to reputational damage, litigation or being delisted, among other potential problems.

We have material weaknesses in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

Management has identified material weaknesses in our internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2 that affected our financial statements for the year ended December 31, 2018. No material errors were identified in the financial statements as a result of the material weaknesses. See Part II, Item 9A, “Controls and Procedures” for more information.

We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. In addition, if we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE.

Our operations are subject to governmental law and regulations relating to environmental matters, which may expose us to significant costs and liabilities that could negatively impact our financial condition.

We are subject to various federal, state, provincial and local environmental laws and regulations relating to the operation of our businesses, including those governing pollution, the handling, storage, disposal and transportation of hazardous substances, and the ownership and operation of real property. We have been designated, along with numerous other companies, as a potentially responsible party for the cleanup of hazardous waste on certain sites where we operate and there can be no assurance that the previous owners of those properties strictly complied with such environmental laws and regulations. Such laws and regulations may result in significant liabilities and costs to us due to the actions or inactions of the previous owners. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations or the discovery of previously unknown contamination could result in additional costs.

Our international business exposes us to risks relating to increased regulation, currency fluctuations, and political or economic instability in foreign markets, which could adversely affect our revenue.

In the year ended December 31, 2018, approximately 29% of our revenue was derived from non-U.S. or Canadian sales, and we intend to continue to pursue international contracts. International operations are subject to certain risks, such as: changes in domestic and foreign governmental regulations and licensing requirements; deterioration of relations between the U.S. and/or Canada and a particular foreign country; increases in tariffs and taxes and other trade barriers; foreign currency fluctuations; changes in political and economic stability; effects of austerity programs or similar significant budget reduction programs; potential preferences by prospective customers to purchase from local (non-U.S. or Canadian) sources; and difficulties in obtaining or enforcing judgments in foreign jurisdictions.

In addition, our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. The impact of these factors is difficult to predict, but one or more of them could adversely affect our financial position, results of operations, or cash flows.

Our operations in the United Kingdom and Europe may pose additional risks to our profitability and operating results.

Following a referendum on June 23, 2016 in which voters in the United Kingdom (“U.K.”) approved an exit from the European Union (“EU”), the U.K. government has initiated a process to leave the EU (often referred to as “Brexit”), including negotiating the terms of the U.K.’s future relationship with the EU. Such an exit from the EU is unprecedented, and it is unclear how the U.K.’s access to the EU Single Market, and the wider commercial, legal and regulatory environment, will impact our U.K. and European operations and customers. Our U.K. operations service customers in the U.K. as well as in other countries in the EU, and these operations could be disrupted by Brexit, particularly if there is a change in the U.K.’s relationship to the EU Single Market. While the full scope of implementation of the referendum decision is still unclear, companies exposed to or with operations in the U.K., such as ours, may face significant regulatory changes as a result of Brexit implementation, and complying with such new regulatory mandates may prove challenging and costly. The announcement of Brexit has created economic uncertainty surrounding the terms of the U.K.’s exit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our products and services, which would adversely affect our businesses and results of operations.

Risks Related to Our Indebtedness and Our Common Stock

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, including funding future satellites, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

The implementation of our business strategies, such as expanding our satellite constellation and our products and services offerings, requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures, and there can be no assurance that we will be able to satisfy our capital requirements in the future. We are highly leveraged, but we currently expect that our ongoing liquidity requirements for sustaining our operations will be satisfied by cash on hand and cash generated from our existing and future operations supplemented, where necessary, by available credit. However, we cannot provide assurances that our businesses will generate sufficient cash flow from operations in the future or that additional capital will be available in amounts sufficient to enable us to execute our business strategies. Our ability to increase our debt financing and/or renew existing credit facilities may be limited by our existing financial covenants, credit objectives, or the conditions of the debt capital market generally. Furthermore, our current financing arrangements contain certain restrictive covenants (e.g., the achievement or maintenance of stated financial ratios) that may impact our access to those facilities and significantly limit future operating and financial flexibility.

Our ability to obtain additional debt or equity financing or government grants to finance operating working capital requirements and growth initiatives may be limited or difficult to obtain, which could adversely affect our operations and financial condition.

We need capital to finance operating working capital requirements and growth initiatives and to pay our outstanding debt obligations as they become due for payment. If the cash generated from our businesses, together with the credit available under existing bank facilities, is not sufficient to fund future capital requirements, we will require additional debt or equity financing. Our ability to access capital markets on terms that are acceptable to us will be dependent on prevailing market conditions, as well as our future financial condition. Further, our ability to increase our debt financing and/or renew existing facilities may be limited by our existing leverage, financial covenants, credit objectives, and debt capital market conditions.

We have in the past, and may continue in the future to, receive government grants for research and development activities and other business initiatives. Any agreement or grant of this nature with government may be accompanied by contractual obligations applicable to us, which may result in the grant money becoming repayable if certain requirements are not met. A failure to meet contractual obligations under such agreements and grants and a consequent requirement to repay money received could negatively impact our results of operations and financial condition.

Our substantial indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.

We have a significant amount of indebtedness and leverage. As of December 31, 2018, the carrying value of our long-term debt was $3,047 million. This level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our long-term debt bears interest at floating rates related to U.S. LIBOR (for U.S. dollar borrowings) and CDOR or Canadian Bankers’ Acceptances (for Canadian dollar borrowings), plus a margin. As a result, our interest payment obligations on such indebtedness will increase if such interest rates increase. Our leverage and debt service obligations could adversely impact our business, including by:

•	impairing our ability to meet one or more of the financial ratios contained in our credit facilities or to generate cash sufficient to pay interest or principal, including periodic principal payments;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our ability to obtain additional debt or equity financing on favorable terms, if at all;
•

requiring the dedication of a portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures, dividends to stockholders or to pursue future business opportunities;

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and
•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

Any of the forgoing factors could have negative consequences on our financial condition and results of operation.

Our current financing arrangements contain certain restrictive covenants that impact our future operating and financial flexibility.

Our current financing arrangements contain certain restrictive covenants that impact our future operating and financial flexibility. Our debt funding is provided under our credit agreements, which contains a series of positive and negative covenants with which we must comply, including the achievement or maintenance of stated financial ratios. If we fail to comply with any covenants and are unable to obtain a waiver thereof, the lenders under the senior secured syndicated credit facility (the “Syndicated Credit Facility”) may be able to take certain actions with respect to the amounts owing under such agreements, including early payment thereof. Any such actions could have a material adverse effect on our financial condition. These covenants could also have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete.

There can be no assurance that we will pay dividends on our common stock.

Although our Board of Directors has historically declared a quarterly cash dividend which we have paid, the payment of future dividends is subject to a number of risks and uncertainties, and we may not pay quarterly dividends in the same amounts or at all in the future. The declaration, amount and timing of cash dividends are subject to capital availability and determinations by our Board of Directors that such dividends are in the best interest of our stockholders and are in compliance with all respective laws and applicable agreements. Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors that our Board of Directors may deem relevant. On February 27, 2019, the Board of Directors declared a dividend of $0.01 per common share payable on March 29, 2019 to stockholders of record at the close of business on March 15, 2019. The elimination of our dividend payments and/or our dividend program could have a material negative effect on our stock price.

We could be adversely impacted by actions of activist stockholders, and such activism could impact the value of our securities.

We value constructive input from our stockholders and the investment community. However, there is no assurance that the actions taken by our Board of Directors and management in seeking to maintain constructive engagement with our stockholders will be successful. Certain of our stockholders have expressed views with respect to the operation of our business, our business strategy, corporate governance considerations or other matters. Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. The perceived uncertainties as to our future direction due to activist actions could affect the market price of our stock, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel, board members and business partners.

The price of our common stock may be volatile and fluctuate substantially.

Our common stock is listed on the NYSE and the TSX and the price for our common stock has historically been volatile. The market price of our common stock may continue to be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):

•	general economic conditions;
•	fluctuations in our operating results;
•	variance in our financial performance from the expectations of equity and/or debt research analysts;
•	conditions and trends in the markets we serve;
•	additions of or changes to key employees;
•	changes in market valuations or earnings of our competitors;
•	trading volumes of our common stock;
•	future sales of our equity securities and/or future issuances of indebtedness;
•	changes in the estimation of the future sizes and growth rates of our markets; and
•	legislation or regulatory policies, practices or actions.

In addition, the stock markets in general have experienced extreme price and volume fluctuations that have at times been unrelated or disproportionate to the operating performance of the particular companies affected. These market and industry factors may materially harm the market price of our common stock irrespective of our operating performance.

The market price of our common stock recently experienced a significant decline from which it has not fully recovered. A significant or prolonged decrease in our market capitalization, including a decline in stock price, or a negative long-

term performance outlook, could result in an impairment of our assets which results when the carrying value of our assets exceed their fair value.

In addition, in the first quarter of 2019, we became subject to certain securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition. See Part I, Item 3, “Legal Proceedings”  in this Annual Report on Form 10-K for additional information.

Techniques employed by short sellers may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own, but rather has borrowed from a third-party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. These short attacks have, in the past, led to selling of shares in the market. In the past several years, our securities have been the subject of short selling. Reports and information have been published about us that we believe are mischaracterized or incorrect, and which have in the past been followed by a decline in our stock price.

It is not clear what additional effects the negative publicity will have on us, if any, other than potentially affecting the market price of our common stock. If we continue to be the subject of unfavorable allegations, we may have to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we would strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short seller by applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could be distracting for our management team. Additionally, such allegations against us could negatively impact our business operations and stockholders' equity, and the value of any investment in our stock could be reduced.

If securities or industry analysts discontinue publishing research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Our amended and restated certificate of incorporation and our amended and restated bylaws may impede or discourage a takeover, changes in management or changes in the Board of Directors, which could reduce the market price of our common stock.

Certain provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent a third-party from acquiring control of us, even if a change in control would be beneficial to our existing stockholders. These provisions include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•

the exclusive right of the Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board of Directors;

•

the ability of the Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders;
•

the requirement that a special meeting of stockholders may be called only by the chairman of the Board of Directors or two or more stockholders who hold, in the aggregate, at least ten percent (10%) of the voting power of our outstanding shares, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to the Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our business.

These provisions could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock. In addition, our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware.

Our actual operating results may differ significantly from our guidance.

From time to time, we release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither any independent registered public accounting firm nor any other independent expert or outside party compiles, examines or reviews the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of these ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies as our management will be less familiar with their business, procedures and operations. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

ITEM 2.PROPERTIES

As of December 31, 2018, we had approximately 3.2 million square feet of floor space at multiple locations in the United States, Canada, Europe, the Middle East, and Asia, used for manufacturing, warehousing, research and testing, administrative and other various uses. We own manufacturing facilities in Montreal, Québec and Palo Alto, California.

As of December 31, 2018, we had major operations in the following locations:

Space Systems

Maxar’s Space Systems business operates primarily out of Palo Alto, California, Richmond, British Columbia, Brampton, Ontario, Sainte Anne-de-Bellevue, Quebec, and Halifax, Nova Scotia. We operate under owned and leased premises at our locations. The Palo Alto facilities encompass approximately 935,000 square feet, of which approximately 480,000 square feet are owned and 455,000 square feet are leased, spanning 17 buildings. The Canadian facilities encompass approximately 548,000 square feet of leased space and 366,000 square feet of owned space.

Imagery

Maxar’s Imagery segment primarily operates out of our Colorado locations with small sales offices located internationally. We lease approximately 500,000 square feet of office and operations space in Westminster and Longmont, Colorado.

Services

Maxar’s Services segment primarily operates out of Virginia, Maryland, Michigan, Florida and Colorado locations. We lease approximately 450,000 square feet of office and operations space.

We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet our current requirements and those for the foreseeable future.

ITEM 3.LEGAL PROCEEDINGS

In November 2017, certain former holders of DigitalGlobe preferred stock (the “Preferred Stockholders”) and certain purported former holders of shares of DigitalGlobe common stock (the “Common Stockholders”) filed petitions for appraisal of the value of their purported holdings of DigitalGlobe common and preferred stock as of the date of the DigitalGlobe Transaction. DigitalGlobe was named as the respondent in the lawsuits, and filed answers to the lawsuits in December 2017. On June 15, 2018, we entered into a settlement agreement with the Preferred Stockholders. Under the agreement, the Preferred Stockholders received (i) 2,206,464 common shares of Maxar; and (ii) a payment in cash for the interest that has accrued on the merger consideration from the closing of the DigitalGlobe Transaction. On January 11, 2019, we entered into a confidential settlement agreement with the Common Stockholders, and on January 23, 2019, the court approved the stipulation and order of dismissal and the case was dismissed with prejudice. The resolution of this matter did not have a material effect on our financial position, results of operations or cash flow.

In 2010, we entered into an agreement with a Ukrainian customer to provide a communication satellite system. In 2014, following the annexation of Crimea by the Russian Federation, we declared force majeure with respect to the program. The Ukrainian customer accepted that an event of force majeure had occurred. Following various unsuccessful efforts to arrive at a new contractual framework to take account of the changed circumstances (including the force majeure and various financial issues), the contract with the Ukrainian customer was terminated by us. We completed work on the spacecraft, which is in storage. In July 2018, the Ukrainian customer issued a statement of claim in the arbitration it had commenced against us, challenging our right to terminate for force majeure, purporting to terminate the contract for default by us, and seeking recovery from us in the amount of approximately $227 million. We filed our statement of defense and supporting evidence and will vigorously defend the claims made in the arbitration. The arbitration is not a public proceeding. At this early stage of the proceeding, we are not in a position to predict the outcome or a reasonable range of potential recoveries by the Ukrainian customer. While we believe that the claim against us is without merit and that we have factual and legal defenses to the petitioner’s claim, in the event that the arbitration results in a finding against us, our business, results of operations and financial condition could be adversely affected.

In January 2019, a Maxar stockholder filed a class action lawsuit in the District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. Also in January 2019, a Maxar stockholder resident in Canada issued a proposed class action lawsuit in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. We believe that these cases are without merit and we intend to vigorously defend our position.

We are a party to various other legal proceedings and claims that arise in the ordinary course of business as either a plaintiff or defendant. We analyze all legal proceedings and the allegations therein. The outcome of any of these other proceedings, either individually or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Maxar trades on the NYSE and TSX under the ticker “MAXR”. As of February 22, 2019, there were approximately 13 stockholders of record of our common stock. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We declared and paid dividends of $1.14 and $1.14 per share of common stock during 2018 and 2017, respectively.

Issuer Purchases of Equity Securities

None.

ITEM 6.SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, including the notes thereto in Part II, Item 8, “Financial Statements and Supplementary Data” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

	Year ended December 31,
	2018	2017	2016	2015	2014
($ millions, except per share amounts)
Total revenues	$2,141	$1,631	$1,558	$1,657	$1,900
Net (loss) income	$(1,264)	$58	$68	$103	$44
(Loss) earnings per common share, basic	$(21.76)	$1.41	$1.87	$2.84	$1.22
Total assets	$5,001	$6,377	$2,423	$2,508	$2,494
Long-term obligations	$3,047	$2,961	$601	$713	$650
Cash dividends declared per common share	$1.14	$1.14	$1.12	$1.17	$1.18

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global leader of advanced space technology solutions and are at the nexus of the new space economy, developing and sustaining the infrastructure and delivering the information, services and systems that unlock the promise of space for commercial and government markets. As a trusted partner, we provide vertically integrated capabilities and expertise including satellites, Earth imagery, robotics, geospatial data and analytics to help customers anticipate and address their most complex mission-critical challenges with confidence. Maxar trades on the NYSE and TSX under the ticker “MAXR”.

Our businesses are organized and managed in three reportable segments: Space Systems, Imagery and Services, as described below under “Segment Results”.

RECENT DEVELOPMENTS

Security Control Agreement and Facility Clearance and the U.S. Domestication

On January 26, 2017, we, together with our U.S. based subsidiary, Maxar Holdings and the U.S. Department of Defense entered into a Security Control Agreement (“SCA”) and began operating under the agreement. The SCA allows our subsidiaries to hold facility clearances necessary to pursue and execute classified U.S. government space and defense contracts. In February 2017, we received facility security clearance for the offices of Maxar Holdings, and the proxy board at Radiant Geospatial Solutions LLC was dissolved. On February 2, 2018, the Defense Security Service granted facility clearance for our satellite manufacturing facility in Palo Alto, California.

On January 1, 2019, we completed our previously announced U.S. Domestication. The domiciliation into the United States marked a major milestone in our long-term U.S. access plan, enhanced our ability to provide and support classified applications for U.S. government agencies and fulfilled a commitment made in acquiring DigitalGlobe, which was approved by our shareholders at that time. We will continue to operate in compliance with the SCA until which time the U.S. Department of Defense determines that such agreement is no longer necessary following the U.S. Domestication.

From our inception until September 30, 2018, we have reported to securities regulators in both Canada and the U.S. using IFRS financial statements. Upon the U.S. Domestication, and including this Annual Report on Form 10-K, we have retrospectively converted our Consolidated Financial Statements from IFRS to accounting principles generally accepted in the U.S. (“U.S. GAAP”).

Key Leadership Changes

On January 14, 2019, we announced the appointment of Daniel Jablonsky as President and Chief Executive Officer of Maxar, effective immediately. Mr. Jablonsky, who most recently served as President of DigitalGlobe, a wholly owned subsidiary of Maxar, also joined the Maxar Board of Directors. He succeeds Howard Lance, who resigned from his roles as President and Chief Executive Officer and as a Director of Maxar.

In December 2018, we announced that our Board of Directors elected retired U.S. Air Force Gen. Howell M. Estes III as Chair, effective January 1, 2019, coincident with the U.S. Domestication. Mr. Estes, who has served as a director of our Board since the acquisition of DigitalGlobe, succeeds Robert L. Phillips, who will continue to serve as a director.

In July 2018, we announced the appointment of Biggs Porter as Executive Vice President and Chief Financial Officer of Maxar, effective August 15, 2018. Anil Wirasekara, who previously served as Chief Financial Officer from 1994 to October 2017, assumed the duties of Interim Chief Financial Officer after William McCombe stepped down as Chief Financial Officer in February 2018.

WorldView-4 Satellite

During December 2018, our WorldView-4 satellite experienced a failure in its control moment gyros, preventing the satellite from collecting imagery. As a result, during December 2018, we recorded an impairment loss of $162 million for the remaining book value of the satellite, related assets and future premium payments. The WorldView-4 satellite is insured for $183 million, and we intend to seek full recovery for the loss of WorldView-4 under our insurance policies.

Contingency planning and mitigation efforts are underway to assess the use of our other satellites and outside resources to replace imagery collected by WorldView-4 and meet as much of the existing customer commitments and obligations as possible.

Acquisition of DigitalGlobe

On October 5, 2017, we completed the DigitalGlobe Transaction and renamed the combined company Maxar Technologies Ltd. The transaction created a global leader in Earth imaging and geospatial solutions by combining DigitalGlobe’s over 15-year lead in technology and image library development, as well as its high-resolution Earth imaging capabilities, with our existing position as a world leader in commercial communications satellites.

We are uniquely positioned to grow in the U.S., Canadian and global earth observation and geospatial services markets through our end-to-end space systems, Earth imagery and geospatial solutions. As a result of the DigitalGlobe Transaction, we increased our scale and we believe, credibility with U.S. government agencies and international government customers. The DigitalGlobe Transaction also added more predictable geospatial data and services revenue while diversifying our product and service offering. With a larger set of customers and end markets, we are better able to increase share in existing markets and grow in adjacent markets.

Our vision is to be the world’s leader in the new space economy. We aim to achieve this by integrating innovative technologies, unique capabilities and end-to-end offerings across our businesses to help our customers address their most complex mission-critical challenges with confidence.

Segment Results

Subsequent to the closing of the DigitalGlobe Transaction, in the fourth quarter of 2017, our reportable segments changed to better align with our product and service offerings. The changes to our segments provide investors with increased transparency and allow for easier comparisons with our industry peer group. Our Chief Operating Decision Maker (“CODM”) measures performance of our reportable segments based on revenue and adjusted EBITDA. Our three reportable segments are Space Systems, Imagery and Services. In January 2019, with the appointment of Mr. Jablonsky as our President and Chief Executive Officer, our CODM changed. Our CODM may decide to evaluate our business differently in the future, which could result in changes to our reportable segments.

Space Systems

In the Space Systems segment, we are a leading supplier of space-based and ground-based infrastructure and information solutions. Our products include communication and imaging satellites, satellite payloads and antenna subsystems, space-based and airborne surveillance solutions, robotic systems and associated ground infrastructure and support services. Our offerings serve multiple markets, primarily for communications and surveillance and intelligence applications. In the communications market, our solutions provide cost-efficient global delivery of a broad range of services, including television and radio distribution, broadband internet, and mobile communications. In the surveillance and intelligence market, we offer end-to-end solutions to monitor changes and activities around the globe to support the operational needs of government agencies, both military and civilian, and commercial customers. We also supply spacecraft and subsystems to the U.S. government, Canadian government and other customers for scientific research and development missions, as well as robotic systems for the space and terrestrial markets. Our principal customers in the Space Systems segment are government agencies worldwide as well as satellite operators and satellite manufacturers.

Imagery

In the Imagery segment, we are a leading supplier of high resolution Earth imagery and radar data sourced from our own advanced satellite constellation and third-party providers. Our imagery solutions provide customers with accurate and mission-critical information about our changing planet, and support a wide variety of uses, including mission planning, mapping and analysis, environmental monitoring, disaster management, crop management, oil and gas exploration and infrastructure management. Our principal customers in the Imagery segment are U.S., Canadian and other international government agencies (primarily defense and intelligence agencies), as well as a wide variety of commercial customers in multiple markets.

Services

In the Services segment, we provide geospatial services that combine imagery, analytic expertise and innovative technology to deliver integrated intelligence solutions to customers. We provide analytic solutions that accurately document change and enable geospatial modeling and analysis that predict where events will occur to help customers protect lives and make resource allocation decisions. Our primary customer in the Services segment is the U.S. government, but we also support intelligence requirements for other international governments, global development organizations and commercial customers.

RESULTS OF OPERATIONS

The following table provides selected annual financial information for fiscal years 2016, 2017 and 2018.

	Year ended December 31,			Change		Change
	2018	2017	2016	2017 to 2018		2016 to 2017
($ millions)
Revenues:
Product	$851	$1,119	$1,286	(24)%		(13)%
Service	1,290	512	272	*		88
Total revenues	$2,141	$1,631	$1,558	31%		5%
Costs and expenses:
Product costs, excluding depreciation and amortization	$872	$986	$1,064	(12)%		(7)%
Service costs, excluding depreciation and amortization	408	141	92	*		53
Selling, general and administrative	507	387	223	31		74
Depreciation and amortization	449	161	72	*		*
Impairment losses, net	1,030	—	—	—		—
Operating (loss) income	$(1,125)	$(44)	$107	*	%	* %
Interest expense, net	202	99	33	104		*
Other expense (income), net	1	(39)	7	*		*
(Loss) income before taxes	$(1,328)	$(104)	$67	*	%	* %
Income tax benefit	(62)	(162)	(1)	(62)		*
Equity in income from joint ventures, net of tax	(2)	—	—	*		*
Net (loss) income	$(1,264)	$58	$68	*	%	(15)%

*Not meaningful.

Product and service revenue

	Year ended December 31,			Change	Change
	2018	2017	2016	2017 to 2018	2016 to 2017
($ millions)
Product revenues	$851	$1,119	$1,286	(24)%	(13)%
Service revenues	1,290	512	272	*	88
Total revenues	$2,141	$1,631	$1,558	31%	5%

*Not meaningful.

Total revenue increased $510 million in 2018 compared to 2017. The increase in revenue was primarily driven by the inclusion of a full year of revenue related to DigitalGlobe’s imagery and services business as compared with only approximately three months of revenue in 2017. The increase in service revenue is primarily driven by a $725 million increase in revenue related to DigitalGlobe’s imagery and services business as well as an increase of $50 million in service revenue in the Space Systems segment. These increases were offset by a decrease in product revenue in the Space Systems segment of $268 million which was primarily driven by the changes in the GeoComm market. Further discussion of the drivers behind the decrease in revenue within the Space Systems segment is included within the “Results by Segment” section below.

Total revenue increased $73 million in 2017 compared to 2016. The increase in revenue was primarily driven by the acquisition of DigitalGlobe’s imagery and services business which contributed $222 million to services revenue. This increase was partially offset by a decrease of product revenue of $166 million in the Space Systems segment compared to 2016. Further discussion of the drivers behind the decrease in revenue within the Space Systems segment is included within the “Results by Segment” section below.

See Note 16, “Segment Information” to the Consolidated Financial Statements in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” for product and service revenue by segment.

Product and service costs

	Year ended December 31,			Change	Change
	2018	2017	2016	2017 to 2018	2016 to 2017
($ millions)
Product costs	$872	$986	$1,064	(12)%	(7)%
Service costs	408	141	92	*	53
Total costs	$1,280	$1,127	$1,156	14%	(3)%

*Not meaningful.

Total cost of product and services increased $153 million in 2018 compared to 2017. The increase is primarily related to the inclusion of a full year of costs related to DigitalGlobe’s imagery and services business compared to only approximately three months in 2017 which drove an increase of $185 million in the year over year costs. This was partially offset by a net decrease in costs from the Space Systems segment. Further discussion is included within the “Results by Segment” section below.

Total cost of product and services decreased $29 million in 2017 compared to 2016. The decrease in costs was primarily driven by the lower volumes in the Space System segment which drove a decrease of product and service. This decrease primarily was offset by an increase of $57 million related to the inclusion of approximately three months of results from DigitalGlobe’s imagery and services business compared to no costs in 2016. Further discussion is included within the “Results by Segment” section below.

Selling, general and administrative

	Year ended December 31,			Change	Change
	2018	2017	2016	2017 to 2018	2016 to 2017
($ millions)
Selling, general and administrative	$507	$387	$223	31%	74%

Selling, general and administrative expense was $507 million in 2018 compared to $387 million in 2017. The increase is primarily related to the inclusion of a full year of selling, general and administrative costs related to DigitalGlobe’s imagery and service business compared with only approximately three months in 2017 which drove an increase of $157 million. This increase was partially offset by a decrease in stock-based compensation which was primarily related to a one-time expense of $33 million in 2017 due to the accelerated vesting of certain DigitalGlobe stock-based compensation awards. The increase in selling, general and administrative was also partially offset by a decrease in acquisition and integration costs related to the DigitalGlobe Transaction of $26 million in 2017 which did not recur in 2018. This was partially offset by an increase in costs of $23 million in the Space Systems segment.

Selling, general and administrative expense was $387 million in 2017 compared to $223 million in 2016. The increase is primarily related to one-time costs of $60 million incurred in connection with the DigitalGlobe Transaction, including professional and legal fees, consulting fees, and increased company headcount. The increase was also driven by an increase in stock-based compensation expense related to a one-time expense of $33 million in 2017 which was the result of the accelerated vesting of certain DigitalGlobe stock-based compensation awards which were recognized in our consolidated results. There was also an increase in selling, general and administrative expense of $57 million due to the inclusion of approximately three months of selling, general and administrative costs from DigitalGlobe’s imagery and services business.

Depreciation and amortization

The following table shows depreciation and amortization expense for the fiscal years indicated.

	Year ended December 31,			Change		Change
	2018	2017	2016	2017 to 2018		2016 to 2017
($ millions)
Property, plant and equipment	$157	$61	$34	*	%	79%
Intangible assets	292	100	38	*		*
Depreciation and amortization expense	$449	$161	$72	*	%	*	%

*Not meaningful.

Depreciation and amortization expense increased $288 million in 2018 compared to 2017. The increase is primarily due to the inclusion of a full year of depreciation and amortization expense related to the acquisition of DigitalGlobe as compared to approximately three months of depreciation and amortization expense in 2017.

Depreciation and amortization expense increased $89 million in 2017 compared to 2016. The increase is primarily due to the inclusion of approximately three months of depreciation and amortization expense related to the acquisition of DigitalGlobe as compared to no such expense in 2016.

Impairment losses

During the year ended December 31, 2018, we recognized $1.1 billion in impairment losses and inventory obsolescence. This is compared to no impairment losses in 2017 or 2016. In 2018, these losses were partially offset by a gain on the sale of one of our Palo Alto facilities. The outlook on our geostationary communications (“GeoComm”) business within SSL declined substantially during 2018, resulting in net impairment charges of $232 million and inventory impairment of $66 million. In December 2018, we lost the imaging capability of our WorldView-4 satellite, resulting in a loss of $162 million on the satellite, related assets, and future premium payments. Subsequent to October 1, we experienced the largest quarterly drop in share price to take place in 2018. As a result of the sustained decline in our stock price and the further decline in the GeoComm business, we recognized $636 million in goodwill impairment.

Refer to “Critical accounting policies and estimates” below for further discussion of the impairment.

Interest expense, net

	Year ended December 31,			Change		Change
	2018	2017	2016	2017 to 2018		2016 to 2017
($ millions)
Interest expense:
Interest on long-term debt	$171	$57	$26	*	%	*	%
Interest expense on advance payments from customers[1]	26	8	—	*		*
Interest on orbital securitization liability	7	8	2	(13)		*
Imputed interest and other	2	3	3	(33)		-
Amortization of debt issuance costs	(7)	—	—	*		*
Loss on debt extinguishment	—	23	2	*		*
Interest expense on dissenting stockholder liability	3	—	—	*		*
Interest expense, net	$202	$99	$33	*	%	*	%

*Not meaningful.

1 Under DigitalGlobe’s predecessor contract to the EnhancedView Contract, DigitalGlobe had received advanced payments from the U.S. government during the construction phase of the WorldView-1 satellite, which was more than one year before capacity was made available to them. The effect of imputing interest on these advanced payments is to increase contract liabilities with an offsetting charge to finance expense. As capacity is provided to the customer, revenue is recognized and the contract liabilities balance decreases.

Interest expense, net increased $103 million in 2018 compared to 2017. The increase is primarily due to higher levels of long-term debt primarily related to the DigitalGlobe Transaction, and an increase of $18 million in interest expense on advance payments from customers. The increase was partially offset by a loss on debt extinguishment in the prior year period of $23 million.

Interest expense, net increased $66 million in 2017 compared to 2016. The increase is primarily due to higher levels of long-term debt outstanding after closing the DigitalGlobe Transaction on October 5, 2017, a $23 million loss on debt extinguishment, as well as higher non-cash accretion interest on advance payments received from customers.

Other expense (income), net

	Year ended December 31,			Change		Change
	2018	2017	2016	2017 to 2018		2016 to 2017
($ millions)
Other expense (income), net	$1	$(39)	$7	*	%	*	%

*Not meaningful.

Other expense (income), net decreased $40 million in 2018 compared to 2017, primarily due to the non-recurrence of a $24 million gain on settlement in 2017 related to an amendment of one of our other postretirement benefit plans in addition to a $13 million loss in 2018 related to foreign exchange.

Other expense (income), net increased $46 million in 2017 compared to 2016, primarily due to the $24 million gain on settlement in 2017 related to the 2017 amendment of one of our other postretirement benefit plans in addition to a $14 million gain on foreign exchange from the prior year.

See Note 17, “Employee Benefit Plans” to the Consolidated Financial Statements in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” for discussion of this amendment. The increase was also driven by an increase in the foreign exchange gain of $14 million in 2017 compared to a loss of $3 million in 2016.

Income tax benefit

	Year ended December 31,			Change	Change
	2018	2017	2016	2017 to 2018	2016 to 2017
($ millions)
Income tax benefit	$(62)	$(162)	$(1)	(62)%	*	%

*Not meaningful.

Income tax benefit changed from a benefit of $162 million for the year ended December 31, 2017 to a benefit of $62 million for the year ended December 31, 2018, primarily due to a change in the valuation allowance as a result of the DigitalGlobe Transaction in the prior year, offset by the deferred tax benefit of current year tax losses and investment tax credits in Canada.

Income tax benefit changed from a benefit of $1 million for the year ended December 31, 2016 to a benefit of $162 million for the year ended December 31, 2017, primarily due to a change in the valuation allowance as a result of the DigitalGlobe Transaction in 2017.

Our effective tax rate for 2018 was lower than 2017 primarily due to the change in the valuation allowance as a result of the acquisition of DigitalGlobe in 2017, offset partially by the impairment of non-deductible goodwill in 2018 and the change in valuation allowance related to current year tax losses in the U.S.

Our effective tax rate for 2017 was higher than 2016 primarily due to the change in the valuation allowance as a result of the acquisition of DigitalGlobe in 2017.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on three reportable segments: Space Systems, Imagery and Services. Inter-segment transactions have been eliminated from the segmented financial information discussed below.

	Year ended December 31,
	2018	2017	2016
($ millions)
Revenues:
Space Systems	$1,129	$1,270	1,421
Imagery	845	230	42
Services	266	144	100
Intersegment eliminations	(99)	(13)	(5)
Total revenue	$2,141	$1,631	$1,558

Adjusted EBITDA:
Space Systems	$5	$151	$160
Imagery	518	143	23
Services	25	23	19
Intersegment eliminations	(22)	(1)	—
Corporate expenses	(54)	(65)	(26)
Total Adjusted EBITDA	$472	$251	$176

Adjusted EBITDA disclosures throughout this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are non-GAAP measures. See “Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA disclosures.

Space Systems

The following table provides selected financial information for the Space Systems segment.

	Year ended December 31,
	2018	2017	2016
($ millions)
Total revenue	$1,129	$1,270	$1,421

Adjusted EBITDA	$5	$151	$160
Adjusted EBITDA margin percentage	0%	12%	11%

Changes in revenues from year to year are influenced by the size, timing and number of satellite contracts awarded in the current and preceding years and the length of the construction period for satellite contracts awarded. Revenues on satellite contracts are recognized using the cost to cost method to determine the percentage of completion over the construction period, which typically range between 20 to 36 months and up to 48 months in special situations. Adjusted EBITDA margins can vary from quarter to quarter due to the mix of our revenues and changes in our estimated costs to complete as our risks are retired and as our estimated costs to complete are increased or decreased based on contract performance.

There has been a step down in total number and dollar value of geostationary communication satellite awards compared to historical averages prior to 2015. Revenues have decreased year-over-year as programs awarded prior to 2015 have been completed and have been replaced by a lower level of award value since 2015. Many satellite operators in the communications industry have continued to defer new satellite construction awards to evaluate geostationary and other competing satellite system architectures and other market factors. We expect revenue and EBITDA margin to decline in the future absent any new awards.

Space Systems segment revenue decreased $141 million, in 2018 compared to 2017, partially offset by an increase in revenue primarily due to the Legion satellite constellation. Revenue decreased due to an increase in estimated liquidated damages, and a significant increase in estimated costs to complete programs primarily as a result of supplier performance issues and delays experienced during the second half of 2018, as well as unanticipated impacts of lower volume in our Palo Alto factory, which resulted in higher overhead burden on existing programs and reduced labor productivity. An increase in estimated costs to complete directly impacts revenue, as revenue is recognized over time under the cost-to-cost method. Revenue attributable to our Legion satellite constellation is eliminated in consolidation.

Space Systems segment revenue decreased $151 million, in 2017 compared to 2016. The decrease related primarily to a lower level of geostationary communications satellite construction activity in 2017 partially offset by higher revenue from contracts with the U.S. government and other customers to supply spacecraft and to perform design studies for scientific research and development missions.

Adjusted EBITDA margin percentage from the Space Systems segment decreased in 2018 compared to 2017 from 12% to 0%. The decrease from 2017 to 2018 is primarily related to an increase in estimated costs to complete programs as a result of supplier performance issues and delays experienced during the second half of 2018, as well as unanticipated impacts of lower volume in our Palo Alto factory, which resulted in lower productivity and overhead absorption. In addition, we incurred $28 million of liquidated damages in 2018, compared to a recovery of liquidated damages during 2017, which also contributed to the decrease in Adjusted EBITDA.

Adjusted EBITDA margin percentage from the Space Systems segment for 2017 was 12% compared to 11% for 2016. In 2017, Adjusted EBITDA included a credit of $24 million relating to the curtailment of a postretirement benefit plan and a loss provision of $10 million relating to a financial guarantee contract. In 2016, Adjusted EBITDA included a contract loss provision of $8 million resulting from a change in the estimate of development and engineering costs to complete a firm fixed price program. The change in margin percentage was also impacted by cost containment and restructuring efforts, and the mix of construction contracts in progress.

Imagery

The following table provides selected financial information for the Imagery segment.

	Year ended December 31,
	2018	2017	2016
($ millions)
Total revenue	$845	$230	$42

Adjusted EBITDA	$518	$143	$23
Adjusted EBITDA margin percentage	61%	62%	55%

Revenues from the Imagery segment increased $615 million in 2018 compared to 2017. The increase was primarily driven by the inclusion of DigitalGlobe’s imagery business for a full year compared to only one quarter of results in 2017. DigitalGlobe’s imagery business drove an increase in revenues of $613 million to the Imagery segment before intercompany eliminations. Excluding revenue from DigitalGlobe’s imagery business, revenue from the Imagery segment before intercompany eliminations increased $2 million period over period.

Revenues from the Imagery segment increased $188 million in 2017 compared to 2016 due to the inclusion of financial results from DigitalGlobe’s imagery business for the period October 5, 2017 to December 31, 2017. During this period, DigitalGlobe contributed revenues of $189 million to the Imagery segment before intercompany eliminations. Revenue from the Imagery segment before intercompany eliminations and excluding revenue from DigitalGlobe remained relatively consistent period over period.

Adjusted EBITDA margin percentage from the Imagery segment for 2018 was 61%, compared to 62% in 2017. The decrease in margin percentage reflected the blend of margins from DigitalGlobe’s imagery business for a full year as compared with only approximately three months in 2017.

Adjusted EBITDA margin percentage from the Imagery segment for 2017 was 62%, compared to 55% in 2016. The increase in margin percentage reflected the blend of margins from DigitalGlobe’s imagery business for the period October 5, 2017 to December 31, 2017 and our legacy radar imagery business.

Services

The following table provides selected financial information for the Services segment.

	Year ended December 31,
	2018	2017	2016
($ millions)
Total revenue	$266	$144	$100

Adjusted EBITDA	$25	$23	$19
Adjusted EBITDA margin percentage	9%	16%	19%

Services segment revenue increased $122 million in 2018 compared to the same period in 2017. The increase was primarily driven by the inclusion of DigitalGlobe’s services business for a full year compared to only one quarter of results in 2017. The inclusion of the DigitalGlobe’s services business drove an increase in revenues of $112 million year over year before intercompany eliminations. Excluding the revenue from DigitalGlobe’s services business, the Services segment revenue increased $10 million period over period, primarily driven by an increase in volume of U.S. government sales.

Revenues from the Services segment increased $44 million in 2017 compared to the same period in 2016 due to the inclusion of financial results from DigitalGlobe’s services business for the period October 5, 2017 to December 31, 2017. During this period, DigitalGlobe contributed revenues of $32 million to the Services segment before intercompany eliminations. Excluding the revenue from the inclusion of DigitalGlobe’s services business, the Services segment revenue increased $12 million period over period, primarily driven by an increase in volume of U.S. government sales.

Adjusted EBITDA margin percentage from the Services segment for 2018 was 9%, compared to 16% in 2017. The decrease in margin percentage reflected the blend of margins from DigitalGlobe’s services business for a full year as compared with only approximately three months in 2017.

Adjusted EBITDA margin percentage from the Services segment for 2017 was 16%, compared to 19% in 2016. The decrease in margin percentage reflected the blend of margins from DigitalGlobe’s services business for the period October 5, 2017 to December 31, 2017 and our legacy services business.

Corporate expense

Corporate expenses include items such as corporate office costs, regulatory costs, executive and director compensation, certain stock-based compensation and fees for audit, legal and consulting services. Corporate costs are not allocated to our segments.

Corporate expenses for the year ended December 31, 2018 was $54 million compared to $65 million for the same period of 2017. This decrease of $11 million or 17% is primarily attributable to the non-recurrence of a one-time stock-based compensation expense of $33 million in 2017 which was the result of the accelerated vesting of certain DigitalGlobe stock-based compensation awards. This decrease was offset by an increase of corporate expenses due to additional headcount as a result of the DigitalGlobe Transaction, and the expansion and ramp up of corporate functions to support our increased scale.

Corporate expense for the year ended December 31, 2017 was $65 million compared to $26 million for the same period of 2016. This increase of $39 million is primarily attributable to additional headcount as a result of the DigitalGlobe Transaction, and the expansion and ramp up of corporate functions to support our increased scale.

BACKLOG

Our backlog by segment is as follows:

	Year ended December 31,
	2018	2017
($ millions)
Space Systems	$935	$1,548
Imagery	1,230	1,604
Services	246	169
Total backlog	2,411	3,321
Unfunded contract options	1,000	119
Total	$3,411	$3,440

Order backlog, representing the estimated dollar value of firm funded contracts for which work has not been performed (also known as the remaining performance obligations on a contract), was $2.4 billion as of December 31, 2018 (December 31, 2017 - $3.3 billion). Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts. Approximately 50% of the total $2.4 billion backlog as of December 31, 2018 is expected to be converted into revenue in 2019.

Backlog in the Space Systems segment is primarily comprised of multi-year awards, such as satellite builds. Fluctuations in the backlog are driven primarily by the timing of large program wins. Most of the Imagery and Services segment contracts are annual contracts, which renew at various times throughout the year. As a result, the timing of when contracts are awarded and when option years are exercised may cause backlog to fluctuate significantly from period to period.

Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract option as of December 31, 2018 was primarily comprised of the option years in the EnhancedView Contract (September 1, 2020 through August 31, 2023). We believe it is the U.S. government’s intention to exercise all option years, subject only to annual congressional appropriation of funding and the federal budget process. As each option year is exercised, it will be added to backlog.

Although backlog reflects business that is considered to be firm, terminations, amendments or cancellations may occur, which could result in a reduction in our total backlog.

LIQUIDITY & CAPITAL RESOURCES

Our sources of liquidity include cash provided by operations, collection or securitization of orbital receivables, access to existing credit facilities and, when available and efficient, to the capital markets. We generally maintain limited cash on hand and use available cash to pay down borrowings on our Syndicated Credit Facility. Our primary short-term cash requirement is to fund working capital, including requirements on long-term construction contracts (including our geostationary satellite contracts), fixed overhead costs, and to fund increased capital expenditures, including the construction of our legion satellite constellation. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long term construction contracts. Our medium-term to long-term cash requirements are to service and repay debt and to invest, including in facilities, equipment, technologies, and research and development for growth initiatives. These investments include investments in to replace the capability or capacity of satellites which have or will go out of service in the future. Cash is also used to pay dividends and finance other long-term strategic business initiatives. Our first maturity of long term debt is not until the fourth quarter of 2020.

Our ability to fund these needs will depend, in part, on our ability to generate cash in the future, which depends on our future financial results. Our future results are subject to general economic, financial, competitive, legislative and regulatory factors that may be outside of our control. Our future access to, and the availability of credit on acceptable terms and conditions is impacted by many factors, including capital market liquidity and overall economic conditions.

We believe that our cash from operating activities generated during the year, together with available borrowings under our Revolving Credit Facility, will be adequate for the next twelve months to meet our anticipated uses of cash flow, including working capital, capital expenditure, debt service costs, dividend, and other commitments. While we intend to reduce debt over time using cash provided by operations, we may also seek to meet long-term debt obligations, if necessary, by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings, proceeds from dispositions or other third-party sources.

Summary of cash flows

	Year ended December 31,
	2018	2017	2016
($ millions)
Cash provided by operating activities	$139	$105	$54
Cash used in investing activities	(150)	(2,341)	(56)
Cash (used in) provided by financing activities	13	2,235	(14)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(1)	4	(1)
Cash, cash equivalents, and restricted cash, beginning of period	42	39	56
Cash, cash equivalents, and restricted cash, end of period	$43	$42	$39

Operating activities

Cash provided by operating activities increased $34 million from the year ended December 31, 2017 to the corresponding period in 2018. The increase was primarily due to the inclusion of DigitalGlobe’s operating results and changes in deferred taxes, partially offset by a decrease in contract liabilities due to revenue recognized.

Cash flows from operating activities can vary significantly from period to period as a result of our working capital requirements, given our portfolio of large construction programs and the timing of milestone receipts and payments with customers and suppliers in the ordinary course of business. Investment in working capital is also necessary to build our business and manage lead times in construction activities. We expect working capital account balances to continue to vary from period to period. We efficiently fund our working capital requirements with the Revolving Credit Facility (as defined below).

Investing activities

Investing activities decreased $2.2 billion from the year ended December 31, 2017 to the corresponding period in 2018. The major investing activities included expenditures on property, plant and equipment of $156 million and $49 million, for the years ended December 31, 2018 and 2017, respectively, and investments in software of $62 million and $23 million, for the years ended December 31, 2018 and 2017, respectively. Property, plant and equipment expenditures in 2018 primarily related to the build of our Legion satellite constellation, net of intercompany eliminations. We had investing activities of $2.2 billion related to the DigitalGlobe Transaction in 2017.

Financing activities

During the year ended December 31, 2018, cash provided by financing activities was $13 million, mainly including net proceeds from bank borrowings of $104 million, proceeds from securitization of orbital receivables of $18 million, debt repayment of $27 million, settlement of orbital securitization of $15 million, and dividend payments of $65 million. During the year ended December 31, 2017, cash provided by financing activities was $2.2 billion mainly including proceeds from the Syndicated Credit Facility (as defined below) of $3.2 billion, debt repayment of $782 million, payment of debt issuance costs of $63 million, and dividend payments of $47 million.

Credit facilities

The following table summarizes our long-term debt:

	Year ended December 31,
	2018	2017
($ millions)
Syndicated Credit Facility:
Revolving Credit Facility	$595	$494
Term Loan A	500	500
Term Loan B	1,980	2,000
Debt issuance costs	(41)	(52)
Obligations under capital leases	13	19
Long-term debt	$3,047	$2,961

In October 2017, we entered into the Syndicated Credit Facility. The Syndicated Credit Facility is comprised of: (i) a four-year senior secured first lien revolving credit facility in an aggregate principal amount of $1.15 billion and a four-year senior secured first lien operating facility in an aggregate principal amount of $100 million (collectively, the “Revolving Credit Facility”), (ii) a senior secured first lien term A facility (“Term Loan A”) in an aggregate principal amount of $500 million consisting of a $250 million tranche with a three-year maturity and a $250 million tranche with a four-year maturity, and (iii) a seven-year senior secured first lien term B facility (“Term Loan B”) in an aggregate principal amount of $2.0 billion.

Loans under the Revolving Credit Facility are available in U.S. dollars and, at our option, in Canadian dollars. Term Loan A and Term Loan B are repayable in U.S. dollars. Borrowings under the Revolving Credit Facility and Term Loan A bear interest at a rate equal to U.S. LIBOR (for U.S. dollar borrowings) and CDOR or Canadian Bankers’ Acceptances (for Canadian dollar borrowings), plus a margin of 120 – 350 basis points per annum, based on our total leverage ratio. Term Loan B bears interest at U.S. LIBOR plus 275 basis points per annum. On April 5, 2018, we entered into interest rate swaps at a notional value of $1.0 billion maturing in April 2021 or April 2022. As of December 31, 2018, we had hedged approximately 32.8% of our floating rate exposure on our outstanding debt at an average base rate of 2.56% (excluding the margin specified in the Syndicated Credit Facility).

The Revolving Credit Facility and Term Loan A are payable at maturity. Term Loan B will amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the loan, with the final balance payable at maturity. The Revolving Credit Facility, Term Loan A, and Term Loan B may be repaid by us, in whole or in part, together with accrued interest, without premium or penalty.

The Syndicated Credit Facility is guaranteed by us and certain of our designated subsidiaries. The security for the Syndicated Credit Facility, subject to customary exceptions, includes substantially all our tangible and intangible assets and our subsidiary guarantors. We are required to make mandatory prepayments of the outstanding principal and accrued interest upon the occurrence of certain events and to the extent of a specified percentage of annual excess cash flow that is not reinvested or used for other specified purposes. The Syndicated Credit Facility is subject to customary affirmative and negative covenants, default provisions, representations and warranties and other terms and conditions.

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of December 31, 2018 and 2017, we had $18 million and $26 million, respectively, of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

On December 21, 2018, we amended our Syndicated Credit Facility (the “Amended Agreement”). The Amended Agreement revised the financial covenants to increase the maximum consolidated debt leverage ratios permitted under the Syndicated Credit Facility for a period of time selected by us (the “Covenant Relief Period”) and increased the interest rate incurred by us thereunder at certain consolidated debt leverage ratios. The Amended Agreement increased the maximum consolidated debt leverage ratio to 5.5x through the quarter ended December 31, 2018, 6.0x through the quarter ended September 30, 2020, and 5.5x thereafter. The interest coverage ratio remained the same at a minimum of 2.5x through the quarter ending June 30, 2019 and 2.75x thereafter. The Amended Agreement also adjusted the definition of EBITDA for the purpose of calculating the financial ratios under U.S. GAAP. In addition to increased flexibility on our financial covenants, during the Covenant Relief Period, the Amended Agreement restricts the use of certain asset sale proceeds, limits the type of new debt issuances, certain restricted payments and permitted acquisitions under the Syndicated Credit Facility. As of December 31, 2018, we were in compliance with our debt covenants.

Securitization liability

We have in place a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less discounted to face value using prevailing market rates.

In the year ended December 31, 2018 we sold orbital receivables for net proceeds of $18 million. There were no drawdowns executed in the year ended December 31, 2017. In 2016, we executed two drawdowns and sold orbital receivables with book value of $112 million for net proceeds of $123 million.

The orbital receivables that were securitized remain on our balance sheet because the accounting criteria for surrendering control of the orbital receivables were not met. The net proceeds received have been recognized as a securitization liability that has been subsequently measured at amortized cost using the effective interest rate method. The securitized orbital receivables and the securitization liability are being drawn down as payments are received from the customers and passed on to the international financial institution. We continue to recognize orbital interest revenue on the orbital receivables that are subject to the securitization transactions and recognizes interest expense to accrete the securitization.

Cash requirements related to interest costs, income taxes, and pensions and other postretirement obligations

Refer to Consolidated Statements of Cash Flows in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” for cash payments for interest costs and income taxes, and Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk” for discussion of potential impacts of fluctuations in interest rates.

Funding of pension plans

Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. and Canadian pension plans. Failure to satisfy the minimum funding thresholds with respect to appropriate laws and regulations could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our U.S. and Canadian qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds. The total estimated contributions expected to be paid to the plans for the year ended December 31, 2019 is $14 million.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

We enter into contractual obligations in the normal course of business. The following table provides a summary of our payment obligations in each of the next five years and thereafter specifically related to long-term debt, operating leases and other obligations.

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
($ millions)
Syndicated credit facility	$3,850	$222	$1,550	$2,078	$—
Capital leases	13	7	6	—	—
Purchase obligations	842	369	316	78	79
Securitization liability (excluding interest)	109	20	38	35	16
Operating leases and other obligations[1]	216	28	49	40	99
Total	$5,030	$646	$1,959	$2,231	$194

1Our Operating leases are primarily related to the rental of office and manufacturing space. Other obligations relate to other financial liabilities reflected on our consolidated balance sheets as of December 31, 2018, which is primarily comprised of non-trade payables and deferred fair value losses on foreign exchange forward contracts.

We have significant purchase obligations for goods and services, under agreements with defined terms as to quantity, price and timing of delivery. Most of these conditional purchase obligations are for purchase or construction of property, plant and equipment or intangible assets, operational commitments related to remote ground terminals, or with subcontractors on long-term construction contracts that we have with customers.

As of December 31, 2018, our banks have issued letters of credit for $81 million (December 31, 2017 - $108 million) in the normal course of business, of which $59 million (December 31, 2017 - $78 million) was guaranteed by Export Development Canada (“EDC”), a Canadian government corporation.

During the year, we also provided an indemnity to EDC in partial support of selected satellite financings provided by EDC. The indemnity is not recognized on the balance sheet and if it were called upon, the maximum value of the indemnity as of December 31, 2018 was $48 million.

We have received, in aggregate, C$9 million of government grants under a non-refundable contribution agreement with Investissement Québec relating to the expansion of our satellite systems facility in Montreal. The government grants can become conditionally repayable if certain average employment targets to December 31, 2018 are not met. As of December 31, 2018, we have met the required employment targets.

In prior years, our Canadian operations have received funding under contract from the Government of Canada under several programs that support the development of new commercial technologies and products for delivery to customers of the Government of Canada. A portion of this funding is subject to possible repayment in the form of royalties, generally not exceeding 5% of future revenues, on commercialization of that intellectual property by us. For the years ended December 31, 2018 and 2017, we received $3 million and $13 million, respectively, of funding under the under these programs.

We are party to various legal proceedings and claims that arise in the ordinary course of business as either a plaintiff or defendant. We analyze all legal proceedings and the allegations therein. The outcome of any of these proceedings, either individually or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations or liquidity. Refer to Part I, Item 3, “Legal Proceedings” of this Annual Report on Form 10-K for further discussion of legal proceedings.

For further information on our contractual obligations, contingencies and commitments, see Note 21, “Commitments and contingencies” to the Consolidated Financial Statements in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, we had foreign exchange forward purchase contracts of $96 million, foreign exchange sales contracts of $253 million, operating leases for our premises and financial guarantee contracts to export credit agencies in the form of indemnities or letters of credit. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

We use derivative financial instruments to manage existing foreign currency exposures. We consider the management of financial risks to be an important part of our overall corporate risk management policy. Foreign exchange forward contracts are used to hedge our exposure to currency risk on sales, purchases, cash, net investments and loans denominated in a currency other than the functional currency of our domestic and foreign operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. For a summary of our significant accounting policies, see Note 2, “Summary of significant accounting policies” to the Consolidated Financial Statements in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”.

We consider the following accounting policies to be critical to an understanding of our financial condition and results of operations because these policies require the most difficult, subjective or complex judgments on the part of management in their application. Actual results could differ from our estimates and assumptions, and any such differences could be material to our consolidated financial statements.

Revenue recognition

The recognition and measurement of revenue requires the use of judgments and estimates. Specifically, judgment is used in interpreting complex arrangements with nonstandard terms and conditions and determining when all criteria for revenue recognition have been met.

Space Systems

Revenues in the Space Systems segment is primarily generated from long-term construction contracts. Due to the long-term nature of these contracts, we generally recognize revenue over time using the cost-to-cost method to measure progress. This requires us to make estimates regarding the revenue and cost associated with the design, manufacture and delivery of our products and services. Our long-term construction contracts generally consist of a single performance obligation due to the integrated nature of the contracts.

Our cost estimation process is based on the professional knowledge of our engineering, program management and financial professionals, and draws on their significant experience and judgment. We prepare estimates at completion for our contracts and calculate estimated revenues and costs of the life of our contracts. Since our contracts typically span a period of several years, estimation of revenue, cost, and progress toward completion requires the use of judgment. Judgements and estimates are re-assessed at least quarterly with most estimates being updated on a monthly basis. Adjustments in estimates could have a material impact on revenue recognition based on the significance of the adjustments. Factors considered in these estimates include our historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, availability and cost of materials, components and subcontracts, the risk and impact of delayed performance and the level of indirect cost allocations.

Imagery

Revenue in the Imagery segment is generated from service contracts in which revenue is recognized based on satellite capacity made available to the customer in a particular period, when imagery is delivered to the customer, or ratably over the subscription period. Many of our imagery service contracts relate to the transfer of a series of distinct goods or services over time for which management has determined are a single performance obligation.

Some of our contracts contain multiple performance obligations, which requires us to estimate the standalone selling prices of each performance obligation in order to allocate consideration transferred from the customer. We have not historically been able to use third-party evidence for determining standalone selling price due to the unique nature of our products and services and lack of visibility into competitor pricing. Standalone selling prices are determined based on management estimates that involve significant judgment. Multiple factors are considered based on the nature of the deliverables included within the contract, which include market conditions, competitive landscape, geographic or regional specific factors, internal costs, profit margin objectives and pricing practices used by us.

Pension and other postretirement benefits

The determination of projected benefit obligations, the fair value of plan assets for our pension and other postretirement benefit plans (“OPEB”) and pension and OPEB expense requires the use of estimates and actuarial assumptions. We perform an annual review of our estimates and actuarial assumptions in consultation with our actuaries. We believe that the accounting estimates related to our pension and OPEB plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by our actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

The principal estimates and assumptions used in the measurement and recording of our pension and other postretirement benefit plans that have a significant effect on our consolidated financial statements are the discount rate and expected return on plan assets.

Discount rates for the U.S. SSL pension and other postretirement plans for are calculated by actuaries using the Standard FTSE Pension Discount Curve. A singular discount rate is then determined such that the resulting liability from discounting using the curve matches the liability resulting from discounting the same cash flows using the aforementioned singular discount rate. Discount rates for the Canadian MDA pension and other postretirement plans are determined by actuaries using a model that extrapolates the yields on high quality corporate bonds with longer maturities based on a spread adjustment to high quality provincial bonds as there is a limited market for high quality long-term corporate bonds in Canada. These rates are then reviewed by management.

The expected return on plan assets is intended to be our best estimate and is determined based on an approach combining expected long-term asset mix returns with expected alpha from active management, net of fees. A total expected return on plan assets is then calculated for each plan based on the two sources of returns.

For further information regarding our pension and other postretirement benefit plans see Note 2, “Summary of significant accounting policies” and Note 17, “Employee benefit plans” to the Consolidated Financial Statements in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data”.

Goodwill

Goodwill is tested annually for impairment as of October 1, or more frequently if events or circumstances indicate the carrying value may be impaired. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Subsequent to October 1, and before we had completed our annual goodwill impairment test, we experienced triggering events suggesting that the fair value of our equity had decreased substantially since October 1. These triggering events required an additional goodwill impairment test, which was completed as of December 31. The triggering events included a sustained decline in our stock price, further declines in the GeoComm business, and the loss of the WorldView-4 satellite.

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Our reporting units as of December 31, 2018 were comprised of: Imagery, Services, MDA, SSL GeoComm, and the remainder of SSL (“SSL Other”).

When evaluating goodwill for impairment, we estimate the fair value of each reporting unit using an income approach. We evaluate the aggregate fair value of our reporting units against market data to support our fair value estimates. The income approach utilizes a discounted cash flow approach, which requires the use of significant judgments and estimates, including future cash flows, terminal growth rates, and discount rates. The projections for future cash flows are generated using our strategic growth plan and include assumptions about future revenue growth, operating margins, capital expenditures, income tax rates, and working capital requirements. The terminal growth rate is used to calculate the value of cash flows beyond the last projected period in our discounted cash flow analysis and reflects our best estimates for stable, perpetual growth of our reporting units. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. The risk premium is a subjective adjustment that, by its very nature does not include market related data, but instead examines the prospects of the reporting unit relative to the broader industry to determine if there are specific factors, which may make it more “risky” relative to the industry.

Based on the significant decrease in our stock price as of December 31, 2018, our fair valuation was negatively impacted. The decrease in the stock price is reflective of a downturn in market participant expectations. We correlate our risk adjusted discount rates with market participant expectations. As a result of sustained declines in the price of our common stock, we applied higher risk adjusted discount rates to the projected cash flows of our reporting units. The higher discount rates, inclusive of increased risk premiums, reduced the fair values of each of our reporting units. In addition, pressures in the GeoComm business have negatively impacted our MDA and SSL Other reporting units.

We determined that goodwill was impaired as of December 31, 2018 for our MDA, Imagery and SSL Other reporting units and recorded non-cash impairment charges of $477 million, $142 million and $17 million, respectively. Goodwill for the Services reporting unit was not impaired because its fair value exceeded its carrying value. If the discount rate for the Services reporting unit were one percentage point higher, goodwill for the reporting unit would result in a small amount of impairment. There was no goodwill allocated to the SSL GeoComm reporting unit based on the relative fair value of SSL GeoComm compared to the relative fair value of the other reporting units in the Space Systems segment.

The discounted cash flow approach requires management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ from these assumptions. Management believes the assumptions used are reflective of what a market participant would have used in calculating fair value considering current economic conditions.

Additional risks for goodwill across all reporting units include, but are not limited to, the risks discussed in Item 1A, “Risk Factors” contained within this Annual Report on Form 10-K, and:

•

a decline in our stock price and resulting market capitalization, if we determine the decline is sustained and is indicative of a reduction in the fair value below the carrying value of our reporting units;

•	our failure to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted value of our reporting units;
•	adverse technological events that could impact our performance;
•	volatility in equity and debt markets resulting in higher discount rates; and
•	significant adverse changes in the regulatory environment or markets in which we operate.

It is not possible at this time to determine if a further impairment charge would result from these factors. We will continue to monitor our goodwill for potential impairment indicators in future periods.

Impairment of Long-Lived Assets

We review the carrying amount of long-lived tangible and intangible assets to be held and used in the business for impairment if events or circumstances warrant such a review. Indicators of impairment include, but are not limited to: a significant change in the extent or manner in which an asset (or asset group) is used; a significant adverse change in the operations of our satellites; a change in government spending or customer demand that could affect the value of the asset group; a significant decline in the observable market value of an asset group; or a significant adverse change in legal factors or in the business climate that could affect the value of the asset group.

We identified triggering events for impairment during the third quarter of 2018 related to property, plant and equipment and intangible assets of our GeoComm business, a reporting unit in the Space Systems segment. At the beginning of the year, we forecasted the GeoComm business would be awarded three to four contracts for GeoComm satellites, or approximately thirty percent of the overall 2018 industry awards. During the second half of the year, it became clear that industry and macroeconomic factors had declined substantially from earlier forecasts. We were awarded one award during 2018, and industry awards were lower than expected. Due to the decline in the GeoComm market, and the uncertainty surrounding the future of our GeoComm business, an impairment loss was recognized on our intangible assets primarily due to future cash flows associated with the intangible assets not being sufficient to cover the total book value of those assets. During the fourth quarter of 2018 further degradation of the GeoComm business occurred primarily relating to specifically identified assets pegged for future usage by the business. In the fourth quarter, we determined that the businesses cash flows associated with GeoComm operations linked to the tangible and intangible assets were not sufficient to cover their book value. Those assets were further impaired. For the year ended December 31, 2018, we recognized impairment losses totaling $122 million and $121 million related to intangible assets and property plant and equipment, respectively. Impairment losses of property, plant and equipment related to obsolescence and reduced future use of equipment and buildings. Impairment loss for property, plant and equipment was based on fair value less cost of disposal for those assets in an orderly liquidation. Fair value was based on observable inputs where possible (Level 2), in which market data could be applied. However, due to the specialized nature of the majority of these assets, inputs for a portion of the valuation were unobservable (Level 3).

During December 2018, the WorldView-4 satellite experienced a failure in its control moment gyros, preventing the satellite from collecting imagery. As a result, during December 2018, we recorded an impairment loss of $162 million for the remaining book value of the satellite, related assets, and future premium payments.

There were no impairments of long-lived assets during the years ended December 31, 2017 and 2016.

Income Taxes

We are subject to income taxes in Canada, the United States, Luxembourg, and other foreign jurisdictions. We compute the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the currently enacted tax rates that are expected to apply in years in which they are expected to be paid for or realized. All deferred income taxes are classified as non-current on our consolidated balance sheets. Significant judgments are required in order to determine the realizability of tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future sources of taxable income, carry-forward periods available, the existence of prudent and feasible tax planning strategies, and other relevant factors.

The recognition of uncertain tax positions is evaluated based on whether it is considered more likely than not that position taken, or expected to be taken, on a tax return will be sustained upon examination through litigation or appeal. For those positions that meet the recognition criteria, they are measured as the largest amount that is more than fifty percent likely to be realized upon ultimate settlement. We believe that the uncertain tax positions recognized are adequate to cover all open tax years based on our assessment. If the expected outcome of the matter changes, we will adjust income tax expense accordingly in the period in which the expected outcome has changed. We classify interest and penalties related to income taxes as income tax expense.

We earn investment and other tax credits with respect to its research and development expenses. The benefit of these tax credits is recorded as a reduction of income tax expense.

On December 22, 2017, the 2017 Tax Act was enacted. The 2017 Tax Act includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred, limitations on interest expense deductions, a new base erosion focused minimum tax applicable to certain payments to foreign related parties, and the creation of new taxes on earnings of non-U.S. subsidiaries. The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Tax Act (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Tax Act. In accordance with the guidance, we were required to determine a reasonable estimate of the effect of the tax law changes in the period of enactment. In addition, SAB 118 allowed us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Both the initial estimate of the impact of the tax law changes and the provisional amounts recognized in the measurement period were not material on a net basis.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3, “New standards and interpretations not yet adopted” to the Consolidated Financial Statements in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” for a discussion of recent accounting pronouncements.

NON-GAAP FINANCIAL MEASURES

In addition to results reported in accordance with U.S. GAAP, we use certain non-GAAP financial measures as supplemental indicators of our financial and operating performance. These non-GAAP financial measures include EBITDA and Adjusted EBITDA.

We define EBITDA as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA as EBITDA adjusted for certain items affecting comparability as specified in the calculation. Management believes that exclusion of these items assists in providing a more complete understanding of our underlying results and trends, and management uses these measures along with the corresponding U.S. GAAP financial measures to manage our business, evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. Adjusted EBITDA is a measure being used as a key element of our incentive compensation plan. The Syndicated Credit Facility also uses Adjusted EBITDA in the determination of our debt leverage covenant ratio. The definition of Adjusted EBITDA in the Syndicated Credit Facility includes a more comprehensive set of adjustments.

We believe that these non-GAAP measures, when read in conjunction with our U.S. GAAP results, provide useful information to investors by facilitating the comparability of our ongoing operating results over the periods presented, the ability to identify trends in our underlying business, and the comparison of our operating results against analyst financial models and operating results of other public companies.

EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP and may not be defined similarly by other companies. EBITDA and Adjusted EBITDA should not be considered alternatives to net income (loss) as indications of financial performance or as alternate to cash flows from operations as measures of liquidity. EBITDA and Adjusted EBITDA have limitations as an analytical tool and should not be considered in isolation or as a substitute for our results reported under U.S. GAAP.

The table below reconciles our net (loss) income to EBITDA and Adjusted EBITDA for the years ended December 31 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016

Net (loss) income	$(1,264)	$58	$68
Income tax benefit	(62)	(162)	(1)
Interest expense, net	202	99	33
Interest income[1]	(1)	(1)	—
Depreciation and amortization	449	161	72
EBITDA	$(676)	$155	$172
Impairment losses, including inventory	1,096	—	—
Acquisition and integration related expense	34	60	—
Restructuring	18	36	4
Adjusted EBITDA	$472	$251	$176

Adjusted EBITDA:
Space Systems	5	151	160
Imagery	518	143	23
Services	25	23	19
Intersegment eliminations	(22)	(1)	—
Corporate expenses	(54)	(65)	(26)
Adjusted EBITDA	$472	$251	$176

1Interest expense includes interest income of $1 million for each of the periods ended December 31, 2018 and 2017.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates under our Syndicated Credit Facility, which is comprised of the Revolving Credit Facility, the Term Loan A, and the Term Loan B. As of December 31, 2018, there was $3.03 billion outstanding under our Syndicated Credit Facility.

Term Loan borrowings bear interest at an adjusted LIBOR rate plus a margin between 120 to 350 basis points, based on our leverage ratio. We also pay a commitment fee of between 24 to 70 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on our leverage ratio. In April 2018, the Company entered into several interest rate swap agreements in order to fix the base interest rate to be paid over an aggregate amount of $1 billion of the Company’s variable rate long-term debt, at an average rate of 2.56% (excluding the margin specified in the Syndicated Credit Facility). We enter into interest rate swaps to mitigate our exposure to interest rate risks.

Based upon the amounts outstanding under the Syndicated Credit Facility, net of the interest rate swaps, as of December 31, 2018 and assuming the amounts were outstanding for a full calendar year, a 50 basis point increase in interest rates would result in an increase in our annual interest expense under the Syndicated Credit Facility of approximately $12 million. We may decide in future periods to engage in hedging transactions to further mitigate the interest rate risk under our Syndicated Credit Facility.

We are exposed to various market risks that arise from transactions entered into in the normal course of business. Certain contractual relationships with customers and vendors mitigate risks from currency exchange rate changes that arise from normal purchasing and normal sales activities. As of December 31, 2018, we hedge a majority of our foreign currency exposure. Our revenue contracts are primarily denominated in U.S. dollars and the majority of our purchase contracts are denominated in U.S. dollars. However, fluctuations in the value of foreign currencies may make payments in U.S. dollars, as provided for under our existing contracts, more difficult for foreign customers. In addition, fluctuations in foreign currencies could introduce volatility into our financial statements for contracts denominated in a foreign currency.

Based on a hypothetical decrease or increase of 10% in the value of the Canadian dollar against the U.S. dollar, the estimated fair value of our foreign currency forward contracts would change by approximately $16 million. However, any change in the value of the contracts would be significantly offset by a corresponding change in the value of the underlying hedged items.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Maxar Technologies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Maxar Technologies Inc. (formerly known as Maxar Technologies Ltd.; see Note 1) and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and changes in stockholders’ equity for the year ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Comprehensive Basis of Accounting

As discussed in Note 4 to the consolidated financial statements, the Company changed its comprehensive basis of accounting from International Financial Reporting Standards as issued by the International Accounting Standards Board to U.S. generally accepted accounting principles effective with the preparation of the consolidated financial statements as of and for the year ended December 31, 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Denver, Colorado
March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Maxar Technologies Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Maxar Technologies Inc. (formerly known as Maxar Technologies Ltd.) and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and changes in stockholders’ equity for the year ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to an insufficient complement of trained resources, ineffective continuous risk assessment, and ineffective control activities related to percentage-of-completion revenue and cost of sales, measurement and disclosure of income taxes, and commitment and contingency disclosures have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Denver, Colorado
March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Maxar Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Maxar Technologies Inc. and subsidiaries (formerly Maxar Technologies Ltd.; see note 1) (the "Company") as of December 31, 2017, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and change in stockholders’ equity for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Change in Comprehensive Basis of Accounting

As discussed in Note 1 and 4 to the consolidated financial statements, the Company changed its comprehensive basis of accounting from International Financial Reporting Standards as issued by the International Accounting Standards Board to U.S. generally accepted accounting principles effective with the preparation of the consolidated financial statements as of and for the year ended December 31, 2018. As a result, U.S. generally accepted accounting principles were applied retrospectively to the balance sheet as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the two-year period ended December 31, 2017, and the related notes.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company's auditor since 2002.

Vancouver, Canada

March 1, 2019

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year ended
	December 31,
	2018	2017	2016
Revenues:
Product	$851	$1,119	$1,286
Service	1,290	512	272
Total revenues	2,141	1,631	1,558
Costs and expenses:
Product costs, excluding depreciation and amortization	872	986	1,064
Service costs, excluding depreciation and amortization	408	141	92
Selling, general and administrative	507	387	223
Depreciation and amortization	449	161	72
Impairment losses, net	1,030	—	—
Operating (loss) income	(1,125)	(44)	107
Interest expense, net	202	99	33
Other expense (income), net	1	(39)	7
(Loss) income before taxes	(1,328)	(104)	67
Income tax benefit	(62)	(162)	(1)
Equity in income from joint ventures, net of tax	(2)	—	—
Net (loss) income	$(1,264)	$58	$68

(Loss) earnings per common share:
Basic	$(21.76)	$1.41	$1.87
Diluted	$(21.76)	$1.40	$1.86

See accompanying notes to consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Comprehensive (Loss) Income

(In millions)

	Year ended
	December 31,
	2018	2017	2016
Net (loss) income	$(1,264)	$58	$68
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	4	7	(2)
Net (loss) gain on hedge of net investment in foreign operations	(23)	—	5
Unrealized loss on derivatives designated as cash flow hedges	(7)	(3)	(8)
Change in pension and other postretirement benefit plans	(5)	(14)	(8)
Other comprehensive loss, net of tax	(31)	(10)	(13)
Comprehensive (loss) income, net of tax	$(1,295)	$48	$55

See accompanying notes to consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Consolidated Balance Sheets

(In millions)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$35	$19
Trade and other receivables, net	464	476
Inventory, net	31	102
Advances to suppliers	42	82
Income taxes receivable	14	19
Prepaid and other current assets	51	61
Total current assets	637	759
Non-current assets:
Orbital receivables	407	424
Deferred tax assets	103	63
Property, plant and equipment, net	747	1,008
Intangible assets, net	1,232	1,618
Goodwill	1,751	2,374
Other assets	124	131
Total assets	$5,001	$6,377
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$248	$222
Accrued liabilities	77	21
Accrued compensation and benefits	100	120
Contract liabilities	361	404
Current portion of long-term debt	17	18
Other current liabilities	46	46
Total current liabilities	849	831
Non-current liabilities:
Pension and other postretirement benefits	196	218
Contract liabilities	60	196
Long-term debt	3,030	2,943
Other non-current liabilities	222	356
Total liabilities	4,357	4,544
Commitments and contingencies (Note 21)
Stockholders’ equity:
Common stock (no par value, unlimited common shares authorized; 59.4 million and 56.2 million common shares issued and outstanding, respectively)	1,713	1,550
Additional paid-in capital	59	51
(Accumulated deficit) retained earnings	(1,211)	118
Accumulated other comprehensive income	82	113
Total Maxar stockholders' equity	643	1,832
Noncontrolling interest	1	1
Total stockholders' equity	644	1,833
Total liabilities and stockholders' equity	$5,001	$6,377

See accompanying notes to consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(In millions)

	Year ended December 31,
	2018	2017	2016
Cash flows provided by (used in):
Operating activities:
Net (loss) income	$(1,264)	$58	$68
Adjustments to reconcile to net (loss) income to net cash provided by operating activities:
Impairment losses including inventory	1,096	—	—
Depreciation of property, plant and equipment	157	61	34
Amortization of intangible assets	292	100	38
Stock-based compensation expense	20	33	15
Amortization of debt issuance costs and other noncash interest expense	9	3	1
Loss from early extinguishment of debt	—	23	—
Foreign exchange loss (gain)	3	(12)	7
Deferred income tax (benefit) expense	(64)	(176)	(28)
Other	17	1	—
Changes in operating assets and liabilities:
Trade and other receivables	8	19	96
Income taxes receivable	(1)	8	19
Accounts payables	(9)	5	18
Accrued compensation and benefits	(13)	(35)	1
Contract liabilities	(177)	(40)	(148)
Other	65	57	(67)
Cash provided by operating activities	139	105	54

Investing activities:
Purchase of property, plant and equipment	(156)	(49)	(40)
Purchase/development of intangible assets	(62)	(23)	(16)
Sale of property, plant and equipment	68	—	—
Acquisitions, net of cash acquired	(6)	(2,273)	—
Cash collected on note receivable	5	4	—
Purchase of short-term investments	(3)	—	—
Disposal of subsidiary	4	—	—
Cash used in investing activities	(150)	(2,341)	(56)

Financing activities:
Proceeds from long-term debt	104	3,160	—
Repayments of long-term debt	(27)	(782)	(115)
Payment of debt issuance costs	(3)	(63)	—
Proceeds from securitization of orbital receivables	18	—	123
Settlement of securitization liability	(15)	(15)	(2)
Payment of dividends	(65)	(47)	(41)
Change in overdraft balance	—	(18)	18
Other financing activities	1	—	3
Cash (used in) provided by financing activities	13	2,235	(14)
(Decrease) increase in cash, cash equivalents, and restricted cash	2	(1)	(16)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(1)	4	(1)
Cash, cash equivalents, and restricted cash, beginning of year	42	39	56
Cash, cash equivalents, and restricted cash, end of year	$43	$42	$39

Reconciliation of cash flow information:
Cash and cash equivalents	35	19	14
Restricted cash included in prepaid and other current assets	7	6	9
Restricted cash included in other assets	1	17	16
Total cash, cash equivalents, and restricted cash	$43	$42	$39

See accompanying notes to consolidated financial statements

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Change in Stockholders’ Equity

(In millions, except per share amounts)

	Common Stock		Additional	Retained earnings	Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	(Accumulated deficit)	comprehensive income (loss)	interest	equity
Balance as of December 31, 2015	36,227,952	$455	$31	$144	$169	$1	$800
Cumulative-effect of IFRS to U.S. GAAP conversion		—	—	(64)	(33)		(97)
Common stock issued under employee stock purchase plan	66,466	4	—	—	—	—	4
Common stock issued upon vesting or exercise of stock-based compensation awards	83,860	7	(7)	—	—	—	—
Equity-classified stock-based compensation expense	—	—	7	—	—	—	7
Dividends ($1.12 per common share)	—	—	—	(41)	—	—	(41)
Comprehensive income (loss)	—	—	—	68	(13)	—	55
Balance as of December 31, 2016	36,378,278	466	31	107	123	1	728
Common stock issued as part of acquisition of DigitalGlobe, net of stock issuance costs	19,644,240	1,071	—	—	—	—	1,071
Common stock issued under employee stock purchase plan	83,453	5	—	—	—	—	5
Common stock issued upon vesting or exercise of stock-based compensation awards	105,595	8	(8)	—	—	—	—
Issuance of replacement equity-classified awards pursuant to acquisition	—	—	16	—	—	—	16
Equity-classified stock-based compensation expense	—	—	12	—	—	—	12
Dividends ($1.14 per common share)	—	—	—	(47)	—	—	(47)
Comprehensive income (loss)	—	—	—	58	(10)	—	48
Balance as of December 31, 2017	56,211,566	1,550	51	118	113	1	1,833
Common stock issued to dissenting stockholders	2,234,652	111	—	—	—	—	111
Common stock issued as part of acquisition of Neptec	488,097	25	—	—	—	—	25
Common stock issued under employee stock purchase plan	102,076	3	—	—	—	—	3
Common stock issued upon vesting or exercise of stock-based compensation awards	344,255	24	(24)	—	—	—	—
Reclassification of liability classified stock-based compensation awards to equity classified	—	—	1	—	—	—	1
Equity classified stock-based compensation expense	—	—	31	—	—	—	31
Dividends ($1.14 per common share)	—	—	—	(65)	—	—	(65)
Comprehensive income (loss)	—	—	—	(1,264)	(31)	—	(1,295)
Balance as of December 31, 2018	59,380,646	$1,713	$59	$(1,211)	$82	$1	$644

See accompanying notes to consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Tabular amounts in millions of dollars, unless otherwise noted)

1.  GENERAL BUSINESS DESCRIPTION

Maxar Technologies Inc. (the “Company” or “Maxar”) is a global leader of advanced space technology solutions and is at the nexus of the new space economy, developing and sustaining the infrastructure and delivering the information, services, and systems that unlock the promise of space for commercial and government markets. As a trusted partner, the Company provides vertically integrated capabilities and expertise including satellites, Earth imagery, robotics, geospatial data and analytics to help customers anticipate and address their most complex mission-critical challenges with confidence. Maxar trades on the New York Stock Exchange and Toronto Stock Exchange under the ticker MAXR.

Maxar’s businesses are organized and managed in three reportable segments: Space Systems, Imagery and Services.

The Company has, since its inception until September 30, 2018, reported to securities regulators in both Canada and the U.S., financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. On January 1, 2019, the Company completed the change of jurisdiction of organization from the Province of British Columbia in Canada to the State of Delaware in the United States (“U.S. Domestication”). Upon completion of the U.S. Domestication, and including the report herein, the Company has prepared its financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) effective with the preparation of these financial statements as of and for the year ended December 31, 2018. See Note 4 for additional details.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

The Consolidated Financial Statements include the accounts of Maxar Technologies Inc., and all consolidated subsidiary entities. The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  All intercompany balances and transactions are eliminated on consolidation.

The Company’s Consolidated Financial Statements are presented in U.S. dollars and have been prepared on a historical cost basis, except for certain financial assets and liabilities including derivative financial instruments which are stated at fair value.

Use of estimates, assumptions and judgments

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the reporting date, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared using the most current and best available information; however, actual results could differ materially from those estimates.

Business combinations

Business combinations are accounted for using the acquisition method. The consideration for an acquisition is measured at the fair values of the assets transferred, the liabilities assumed and the equity interests issued at the acquisition date. The excess of the consideration over the fair value of the identifiable net assets acquired is recorded as goodwill. Transaction costs that are incurred in connection with a business combination, other than costs associated with the issuance of debt or equity securities, are expensed as incurred.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Foreign currency

Assets and liabilities of non-U.S. subsidiaries that operate in local currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments, net of tax, recorded in Accumulated other comprehensive income within the Stockholders’ equity section of the Consolidated Balance Sheet. Income and expense accounts are translated at average monthly exchange rates during the year.

Revenue recognition

Revenue is recognized in accordance with the five step model set forth by ASC 606, which involves identification of the contract(s), identification of performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the previously identified performance obligations, and recognition of revenue as the performance obligations are satisfied.

Revenue is measured at the fair value of consideration received or receivable, net of discounts and after eliminating intercompany sales. When consideration received from customers includes advance payments that contain a financing element, the Company imputes interest on such advance payments and recognizes such amounts as a component of revenue.

Contract costs generally include direct costs such as materials, labor, and subcontract costs. Costs are expensed as incurred except for incremental costs incurred to obtain or fulfill a contract, which are capitalized and amortized on a straight-line basis over the expected period of performance.

Space Systems segment

Revenues in the Space Systems segment is primarily generated from long-term construction contracts. Due to the long-term nature of these contracts, revenue is generally recognized over time utilizing a cost-to-cost approach, which requires the Company to make estimates regarding the revenue and cost associated with the design, manufacture and delivery of its products and services. The Company’s long-term construction contracts generally consist of a single performance obligation due to the integrated nature of the goods or services in contracts. Revenue from construction contracts includes initial contract amounts, variations in contract work, claims, incentive payments, shipping and handling costs and the fair value of customer furnished materials.

Satellite construction contracts may include performance incentives whereby payment for a portion of the purchase price is contingent upon in-orbit performance of the satellite. These performance incentives are structured in two forms. As a warranty payback, the customer pays the entire amount of the performance incentive during the period of the satellite construction and such incentives are subject to refund if satellite performance does not achieve certain predefined operating specifications. As an orbital receivable, the customer makes payment of performance incentives over the in-orbit life of the satellite. Performance incentives, whether warranty payback or orbital receivables, are included in revenue during the construction period based on amounts expected to be received. Orbital receivables are recorded at their fair value as of the launch date and the adjustments to the amount receivable of the discount during the in-orbit period are recorded as orbital income. In addition to the in-orbit performance incentives, satellite construction contracts may include liquidated damages clauses. Liquidated damages can be incurred on programs as a result of delays due to slippage or for programs which fail to meet all milestone requirements as outlined within the contractual arrangements with customers. Losses related to liquidated damages result in a reduction of revenue recognition.

Construction contracts have termination and default clauses. If a contract is terminated for convenience by a customer or due to a customer’s default, the Company is typically entitled to costs incurred plus a reasonable profit.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Imagery segment

Revenue in the Imagery segment is generated from service contracts in which revenue is recognized based on satellite capacity made available to the customer in a particular period, when imagery is delivered to the customer, or ratably over the subscription period. Many of our imagery service contracts relate to the transfer of a series of distinct goods or services over time for which management has determined are a single performance obligation.

EnhancedView Follow-On Contract – The EnhancedView Follow-On contract (the “EnhancedView Contract”) includes one performance obligation to deliver a certain amount of capacity to the U.S. government over the 10-year contractual term ending on August 31, 2020. While other promised goods or services exist in the EnhancedView Contract, none are considered distinct and, thus, do not represent separate performance obligations. Revenue is recognized as capacity is provided to the customer. As a consistent amount of capacity is being made available, revenue is recognized on a ratable basis. In 2018, the Company signed an agreement that adds three option years to the EnhancedView Contract extending the term to August 21, 2023. The Company determined that these option years do not provide a material right to the customer, and therefore are not included in remaining performance obligations. As the option years are exercised, the consideration payable by the U.S. government will be added to the Company’s remaining performance obligations.

Direct Access Program – Direct Access Program arrangements generally include construction of the direct access facility, access to the satellites to task and download imagery, and facility maintenance services. The facility is generally delivered at the beginning of the contractual period of performance with access and maintenance services delivered over the duration of the contractual term. Under ASC 606, the Company has determined that two performance obligations exist; the access and the facility promised goods/services are included together as a combined performance obligation with maintenance services representing a standalone performance obligation. The access and the facility are a single performance obligation because the customer cannot benefit from the facility on its own or with other readily available resources. The transaction price allocated to the combined performance obligation is recognized as access minutes are consumed during the contractual period. The remaining transaction price allocated to the maintenance services is recognized ratably over the maintenance period.

Other Imagery Arrangements – Revenue is recognized for imagery licenses when the imagery is delivered to the customer. Revenues related to online imagery subscriptions are generally recognized ratably over the subscription period. Other imagery arrangements transfer a series of distinct goods or services over time for which management has determined are a single performance obligation, or include multiple performance obligations.

Services segment

Revenue in the Services segment is primarily generated from contracts for the rendering of services that compensate the Company at a cost-plus-fixed-fee, firm fixed price, or on a time and materials basis. Revenue is typically recognized for these contracts over time based on the stage of services completed to date as a percentage of total services to be performed, or on the basis of time plus reimbursable costs incurred during the period.

Cost-plus-fixed-fee contracts – The majority of this segment’s revenues is generated from contracts with the U.S. government, the predominance of which are structured as cost-plus-fixed-fee arrangements. A cost plus contract is primarily made up of three components: direct costs (labor costs, subcontractor labor, travel and/or other direct costs), indirect costs (fringe benefit costs, overhead and general and administrative costs) and an agreed upon fee. The fee for this type of contract is established at the onset of contract as negotiated with the customer. Pricing for the cost portion of the contract is established on the basis of, among other things, actual labor rates, projected average rates, and General Services Administration’s schedule pricing.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Time and materials – Contracts structured as time and materials are billed to the customer as labor hours are incurred at contractually agreed upon rates, with such rates agreed upon by the Company and the Customer and inclusive of margin to the Company.

Firm fixed price – Contracts structured as firm fixed price bill the customer a fixed fee for a specified service with such amount typically billed as milestones are met by the Company.

Regardless of the contract structure noted above, revenue is recognized over time. Given the fact that in almost all cases, the customer controls the related work-in-progress, an input measure is the most appropriate basis with which to measure progress. Finally, as cost of labor is the predominant measure by which these contracts are structured, the Company recognizes revenue using a cost-incurred approach.

Contract balances

Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Changes in contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

Earnings per share

Earnings per common share is computed by dividing net (loss) income by the sum of the weighted average number of common shares outstanding during the period plus outstanding deferred share units awards (see Note 18) but excluding issued, but unvested, restricted shares.

Diluted income per common share is computed by adjusting the basic income per common share calculation, as described above, for the effects of all potentially dilutive share appreciation rights and restricted stock units (see Note 18). The company calculates the effects of all potentially dilutive share appreciation rights using the treasury stock method unless they are anti-dilutive. Share appreciation rights are dilutive only when the average market value of the Company’s shares during the period are greater than the exercise price of the share appreciation rights.

Research and development

Research and development costs are expensed in the period incurred. For the years ended December 31, 2018, 2017 and 2016, the Company expensed research and development costs of $93 million, $71 million, and $69 million, respectively in Selling, general and administrative.

Interest expense

Interest expense is comprised of borrowing cost on debt, interest expense on the orbital securitization liability, interest expense on dissenting stockholders liability, imputed interest on advance payments and other liabilities, and the cost of forward points from foreign exchange forward contracts. All interest costs are recognized in income using the effective interest method.

Debt issuance costs are amortized and recognized as interest expense on a straight-line basis over the expected term of the related debt, which approximates the effective interest rate method. Debt issuance costs related to the Company’s revolving line of credit are recorded in Prepaid and other current assets and in Other assets in the Consolidated Balance Sheets. Debt issuance costs related to the Company’s term loans are recorded as a direct deduction from the carrying amount of the related debt.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Derivative financial instruments and hedging activities

The Company uses derivative financial instruments to manage foreign exchange risk associated with the cash flows from long-term construction contracts where some portion of the cash flows are denominated in foreign currencies as part of the normal course of business. Derivative financial instruments are measured at fair value. When derivative financial instruments are designated in a qualifying hedging relationship and hedge accounting is applied, the effectiveness of the hedges is measured at the end of each reporting period and the effective portion of changes in fair value are deferred in accumulated other comprehensive income.  Amounts deferred in accumulated other comprehensive income are reclassified to income when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in income in each period. Cash transactions related to the Company’s derivative contracts accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. For foreign exchange contracts not in a qualifying hedging relationship, changes in fair value are recognized immediately in income as a foreign exchange gain or loss.

Hedge accounting is discontinued when the hedging instrument expires or is sold, terminated, exercised or no longer qualifies for hedge accounting. At that time, if the forecasted transaction within a cash flow hedge remains probable, any cumulative gain or loss on the hedging instrument recognized in Other comprehensive income (loss) is retained in equity until the forecasted transaction occurs. If the forecasted transaction is no longer expected to occur, the net cumulative gain or loss previously recognized in other comprehensive income is transferred to income. As of January 1, 2019, the Company has discontinued hedge accounting. The Company will continue to hedge our foreign exchange exposure for economic purposes.

The Company has embedded foreign currency derivatives in certain customer and supplier contracts. These derivatives are accounted for as separate instruments and are measured at fair value at each reporting date. Changes in fair value are recognized in income as foreign exchange gains or losses.

The Company does not offset the fair value amounts recognized with derivative instruments against the change in fair value of assets, liabilities or firm commitments executed with the same counterparty under a master netting agreement.

The gross amount of derivative financial assets related to foreign exchange forward contracts within the Consolidated Balance Sheets as of December 31, 2018 and 2017 were $5 million and $13 million, respectively. The gross amount of derivative financial liabilities related to foreign exchange forward contracts within the Consolidated Balance Sheets as of December 31, 2018 and 2017 were $8 million and $9 million, respectively. The amounts subject to master netting agreements but not offset for December 31, 2018 and 2017 were $3 million and $7 million, respectively. Derivative financial assets are included within Prepaid and other assets and Other assets in the Consolidated Balance Sheets and derivative financial liabilities are included with Other current liabilities and Other non-current liabilities.

Cash, cash equivalents and restricted cash

Cash and cash equivalents is comprised of cash on hand, cash balances with banks and similar institutions and term deposits redeemable within three months or less from date of acquisition with banks and similar institutions. Restricted cash is excluded from cash and cash equivalents and is included in Prepaid and other current assets or Other assets within Non-current assets. Restricted cash is held primarily to secure outstanding letters of credit.

Trade and other receivables

Trade and other receivables include amounts billed to customers, unbilled receivables in which the Company’s right to consideration is unconditional and current portion of orbital receivables (see Note 6). The carrying amounts of current trade receivables is stated at cost, net of allowance for doubtful accounts.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. The Company periodically determines the adequacy of this allowance by evaluating the comprehensive risk profiles of all individual customer receivable balances including, but not limited to, the customer’s financial condition, credit agency reports, financial statements, credit limit and overall current economic conditions.

Investments

Short-term investments consist of mutual funds and financial instruments purchased with a term to maturity at inception between three months and one year. Short-term investments are measured at fair value through net income. Short-term investments are included within prepaid and other current assets.

Long-term investments consist primary of the Company’s investment in a privately held company, OneWeb, in which the Company does not have significant influence and the fair value of which cannot be reliably measured. The Company determined that at December 31, 2018, adjusted cost net of impairments is a reasonable approximation of fair value. The Company evaluates the OneWeb investment quarterly for impairment. As of December 31, 2018, there were no impairments. Long-term investments are included within other assets.

Joint Ventures consist of investments where the Company has an ownership interest over which the Company has the ability to exercise significant influence. These investments are accounted for under the equity method whereby the Company recognizes its proportionate share of the affiliates’ net income or loss and does not consolidate the affiliates’ individual assets and liabilities. These investments are included within other assets.

Inventory

Inventories are measured at the lower of cost or net realizable value and consist primarily of parts and sub-assemblies used in the manufacturing of satellites. The cost of inventories is determined on a first-in-first-out basis or weighted average cost basis, depending on the nature of the inventory. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling expense. Inventory is impaired when it is probable inventory values exceed their net realizable value.

Property, plant and equipment

Property, plant and equipment are measured at cost less accumulated depreciation. Cost for satellite assets includes amounts related to design, construction, launch and commissioning. Cost for ground system assets includes amounts related to construction and testing. Interest expense is capitalized on certain qualifying assets that take a substantial period of time to prepare for their intended use. When the costs of certain components of an item of property, plant and equipment are significant in relation to the total cost of the item and the components have different useful lives, they are accounted for and depreciated separately. Property, plant and equipment under construction are measured at cost less any impairment losses.

Depreciation expense is recognized in income on a straight-line basis over the estimated useful life of the related asset to its residual value. Expected useful lives are reviewed at least annually. Land is not depreciated.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The estimated useful lives are as follows:

Estimated useful life
Land improvements	20 years
Buildings	7 - 45 years
Leasehold improvements	lesser of useful life or term of lease
Equipment	2 - 40 years
Satellites [1]	2 - 10 years
Furniture and fixtures	2 - 10 years
Computer hardware	2 - 13 years

1The estimated useful life over which the Company depreciates its satellites is determined once a satellite has been placed into orbit. The initial determination of a satellites useful life involves an analysis that considers design life, random part failure probabilities, expected component degradation and cycle life, predicted fuel consumption, experience with satellite parts, vendors and similar assets. The useful lives of the satellites were reassessed as part of the DigitalGlobe Transaction and are based on the remaining useful lives from the date of the acquisition.

Leased assets

Leased assets for which the Company assumes substantially all the risks and rewards of ownership are classified as capital leases. Upon initial recognition, the leased asset is measured at an amount equal to the lower of its fair value and the present value of the minimum lease payments. The asset is depreciated over the shorter of the lease term or its estimated useful life. All other leases are considered operating leases and the payments, including lease incentives, are recognized in income on a straight-line basis over the term of the lease.

Intangible assets

Intangible assets consist of customer relationships, backlog, acquired technologies and software, image library, trade names, licenses, and non-compete agreements. Intangible assets are generally amortized on a straight-line basis over their estimated useful lives and are recorded at fair value at the time of acquisition, or in the case of internally developed software, at cost. Image library intangibles assets are amortized using the double declining balance method. Intangible assets are currently amortized over the following estimated useful lives:

Estimated useful life
Customer relationships	9 - 21 years
Backlog	3 - 5 years
Technologies	5 - 13 years
Software	3 - 10 years
Image library	5 years
Trade names and other	5 - 20 years
Non-compete agreements	2 years

Impairment

Intangible assets and property, plant and equipment

Intangible assets and property, plant and equipment are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value, and recorded as a reduction in the carrying value of the related asset.

If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period it is determined the satellite is not recoverable. The amount of loss would be reduced to the extent of insurance proceeds received. The timing of the loss and the insurance recovery will likely differ, as an insurance recovery generally cannot be recognized until final settlement with the insurance company is reached.

Goodwill

Goodwill is tested for impairment at least annually on October 1, or whenever events or changes in circumstances indicate that its carrying amount may be less than its recoverable amount.

Goodwill is tested for impairment at the reporting unit level. Management typically uses a discounted cash flow approach to estimate the fair value of a reporting unit. Management uses judgment to estimate the inputs to these assessments including cash flow projections, discount rates and tax rates, and any changes to these inputs could have a material impact on the impairment calculation. An impairment loss is recognized to the extent that the carrying value of a reporting exceeds its fair value.

Warranty and after-sale service costs

A liability for warranty and after-sale service costs is recognized when the underlying product or service is sold. Warranty and after-sale service provisions are based on management’s best estimate of the expected obligation using historical warranty data and experience. Warranty and after-sale service liabilities related to products and services delivered under construction contracts are included in the estimated total costs to complete when utilizing the cost-to-cost method to determine the percentage of completion for revenue recognition. Warranty and after-sale service liabilities are presented in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets.

Restructuring costs

A liability for restructuring costs is recognized when the Company has approved a detailed and formal restructuring plan, and the restructuring either has commenced or has been announced publicly. Restructuring liabilities are presented in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets.

Employee benefits

Defined benefit pension and other postretirement benefit plans

The Company maintains defined benefit pension and other postretirement benefit plans for certain employees within the SSL and MDA businesses. SSL pension plan benefits were frozen on January 1, 2014. MDA pension plans are still active. SSL and MDA both maintain certain other postretirement benefits.

The Company recognizes the funded status of each pension and other postretirement benefit plan in the Consolidated Balance sheets. The calculation of pension and other postretirement benefit obligations is performed annually by qualified actuaries using the projected unit credit method, which takes into account the expected salary increases as the basis for future benefit increases for the plans.

Pension and other postretirement plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. The

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Company’s net obligation in respect of the pension and other postretirement benefit plans is calculated separately for each plan by estimating the amount of future benefit that employees have earned in the current and prior periods, discounting that amount and deducting the fair value of any plan assets.

The Company recognizes service costs and administrative expenses for the majority of its defined benefit and other postretirement plans as a component of product cost, service cost or selling, general and administrative. All other costs are recognized outside of operating income within other expense (income), net. The Company recognizes administrative expenses related to frozen plans outside of operating income within other expense (income), net.

When the benefits of a plan are changed or when a plan is curtailed, the resulting change in the net benefit liability that relates to past service or the gain or loss on curtailment is recognized immediately in accumulated other comprehensive income. The Company recognizes gains or losses on the settlement of a defined benefit plan when settlement occurs.

Under some of the Company’s Canadian defined benefit pension plans, the actuarial present value of benefits to which an employee is entitled if the employee terminates immediately may exceed the actuarial present value of benefits to which the employee is entitled at the expected date of separation based on service to date. In this situation, the Company has elected to calculate the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee's expected date of separation or retirement.

For the Company’s pension and other postretirement benefit plans, accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants.

Defined contribution plans

The Company also maintains defined contribution plans for some of its employees whereby the Company pays contributions based on a percentage of the employees’ annual salary. Obligations for contributions to defined contribution pension plans are recognized as an employee benefit expense in operating income as the services are provided.

Stock-based compensation plans

The Company maintains a number of stock-based compensation plans for certain employees and directors that may be settled with cash and/or equity. For certain stock-based compensation plans, the Company has the ability to mandate equity settlement by issuing shares from treasury. Stock-based compensation plans are measured at fair value using the Black-Scholes option pricing model and the fair value is expensed on a graded vesting schedule over the vesting period. Management uses judgment to determine the inputs to the Black-Scholes option pricing model including the expected plan lives, underlying stock price volatility and forfeiture rates. Volatility is estimated by considering the Company’s historic stock price volatility over similar periods to the expected life of the awards under consideration. Changes in these assumptions will impact the calculation of fair value and the amount of compensation expense recognized in income.

The fair value of liability classified awards is recognized as a liability within accrued compensation and benefits and Pension and other postretirement benefit liabilities in the Consolidated Balance Sheets. The liability is re-measured and charged to income at each reporting date until the award is settled.

The fair value of equity-settled plans is recognized in additional paid-in capital in the Consolidated Balance Sheets. Equity-settled plans are measured based on the grant date fair value of the award including the impact of estimated forfeitures and are not re-measured.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Income taxes

The Company is subject to income taxes in Canada, the United States, Luxembourg, and other foreign jurisdictions. The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the currently enacted tax rates that are expected to apply in years in which they are expected to be paid for or realized. All deferred income taxes are classified as non-current on the Company's Consolidated Balance Sheets. Significant judgments are required in order to determine the realizability of deferred tax assets. In assessing the need for a valuation allowance, the Company's management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future sources of taxable income, carry-forward periods available, the existence of prudent and feasible tax planning strategies, and other relevant factors.

The recognition of uncertain tax positions is evaluated based on whether it is considered more likely than not that the position taken, or expected to be taken, on a tax return will be sustained upon examination through litigation or appeal. For those positions that meet the recognition criteria, they are measured as the largest amount that is more than fifty percent likely to be realized upon ultimate settlement. The Company believes that the uncertain tax positions recognized are adequate to cover all open tax years based on its assessment. If the expected outcome of the matter changes, the Company will adjust income tax expense accordingly in the period in which the expected outcome has changed. The Company classifies interest and penalties related to income taxes as income tax expense.

The Company earns investment and other tax credits with respect to its research and development expenses. The benefit of these tax credits is recorded as a reduction of income tax expense.

Recently Adopted Accounting Pronouncements

Employee benefits

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This update modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for fiscal years, ending after December 15, 2020 and requires a retrospective adoption to all periods presented. The Company early adopted this ASU on December 31, 2018 and has updated the employee benefits disclosure accordingly, see Note 17 for details.

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. This update eliminates Step 2 from the goodwill impairment test by requiring an entity to recognize a goodwill impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. The Company early adopted this update in the fourth quarter of 2018, and prospectively applied the guidance as required.

3.  NEW STANDARDS AND INTERPRETATIONS NOT YET ADOPTED

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-03”) which together with subsequent amendments is included in ASC 842 – Leases. This new standard requires that all leases with an initial term greater than one year be recorded on the balance sheet as a right-of-use asset and lease liability. Additional qualitative and

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

quantitative disclosures are also required. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018.

The Company will adopt ASU 2016-02 using the modified retrospective approach with a cumulative-effect adjustment to the opening period of retained earnings on January 1, 2019. Upon adoption, the Company will recognize and measure leases without revising comparative period information or disclosure.

The Company has made significant progress in executing against its implementation plan. The Company is electing the package of practical expedients, which, among other things, allows for a carry forward of our prior lease classifications under ASC 840. The Company is not electing the hindsight practical expedient.

The Company is in the process of finalizing the impact that this standard update will have on its Consolidated Financial Statements, but anticipates a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the Consolidated Balance Sheets. The Company does not expect a material impact on the Consolidated Statements of Operations. ASU 2016-02 also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to a company’s lease portfolio. The Company is evaluating these disclosure requirements and are incorporating the collection of relevant data into our processes in preparation for disclosure in 2019.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance may have on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. This ASU will have the same effective date and transition requirements as ASU 2016-13. The Company is currently evaluating the impact the adoption of this guidance may have on the Company’s Consolidated Financial Statements.

4.  CONVERSION FROM IFRS TO U.S. GAAP

As part of the U.S. Domestication, the Company has retrospectively converted its Consolidated Financial Statements from IFRS to U.S. GAAP. Refer to Note 1 for additional details.

The significant differences between IFRS and U.S. GAAP as they relate to these financial statements are as follows:

(a)Development Costs

Under IFRS, in accordance with International Accounting Standard (“IAS”) 38 – Intangible Assets, development costs were capitalized and recorded as an intangible asset if technical feasibility had been established and it was considered probable that the Company would generate future economic benefits from the

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

asset created on completion of development. Most of these projects had not been placed into service as of December 31, 2018. Under U.S. GAAP, in accordance with Accounting Standards Codification (“ASC”) 730 – Research and Development, all development costs are expensed as incurred.

During the year ended December 31, 2018, the Company recorded impairment losses under IFRS on intangible assets related to development. Under U.S. GAAP, these costs would have been expensed as incurred.

(b)Investment Tax Credits

Under IFRS, the Company recorded investment tax credits in accordance with IAS 20 – Accounting for Government Grants and Disclosure of Government Assistance, and recognized investment tax credits as a reduction in direct costs, selling, general and administration, as applicable. Under U.S. GAAP, the Company determined that investment tax credits are within the scope of ASC 740 – Income Taxes (“ASC 740”), and as such are recognized as a reduction of income tax expense.

(c)Investment Tax Credits – Classification

Under IFRS, in accordance with IAS 12 – Income Taxes (“IAS 12”), the Company had classified all investment tax credit balances as current tax assets. Under ASC 740, investment tax credits accounted for under the flow-through method result in either a reduction to income taxes payable in the year in which the credit arises, or as an increase in a deferred tax asset if the credit is carried forward to future years, subject to assessing the realization of such credits. The Company has determined that these credits will be realized and therefore the benefits related to the investment tax credits have been carried forward to future years and recognized as deferred tax assets.

(d)Deferred Taxes

Under IFRS, in accordance with IAS 12, deferred tax assets and liabilities were offset on a legal entity by entity basis. Under U.S. GAAP, in accordance with ASC 740, for each tax-paying component of an entity within a particular jurisdiction, all deferred tax assets and liabilities shall be offset and presented as a single amount within a particular tax jurisdiction rather than on a legal entity by entity basis. Therefore, certain non-current deferred tax assets and liabilities will be offset and presented on a net basis on the balance sheet.

(e)Unrecognized Tax Benefits

Under IFRS, in accordance with IAS 12, tax exposure items are defined as current tax to the extent it affects the calculation of income in respect of both current and prior periods. Under U.S. GAAP, in accordance with ASC 740, uncertain tax positions are classified as a current liability to the extent payment is expected within one year, an offset to deferred tax assets to the extent the related tax attributes are available to offset the liability and a non-current liability where payment is expected beyond one year.

(f)Investment Tax Credits – Interest and penalties

Under IFRS, in accordance with IAS 12, interest and penalties on amounts related to investment tax credits were classified as finance expense. Under U.S. GAAP, in accordance with ASC 740, interest and penalties on the liability for unrecognized tax benefits can be classified as either a component of income tax expense or interest expense. The Company has elected to classify the income or expense in respect of certain interest and penalties as an increase to income tax expense or benefit as these amounts relate to the Company’s tax positions. This includes interest and penalties associated with investment tax credits.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

(g)Pension

Under IFRS, in accordance with IAS 19 – Employee Benefits, the Company had recognized re-measurement gains and losses, including actuarial gains and losses, immediately in other comprehensive income. Under U.S. GAAP, ASC 715 – Compensation – Retirement Benefits, actuarial gains and losses are recognized immediately in other comprehensive income and subsequently reversed and recognized in net income in future reporting periods using the corridor approach. Also under IFRS, net interest expense (income) on the net defined benefit liability (asset) was recognized as a component of interest expense using the discount rate for the underfunded pension obligations. Under U.S .GAAP, net interest expense (income) on the net defined benefit liability (asset) is recognized as a component of other defined benefit costs calculated as the net of interest from the discount rate on pension plan obligations less the expected long-term rate of return on plan assets rates on pension plan assets.

(h)Pension – Changes in Deferred Tax

Under IFRS, in accordance with IAS 12, the income tax effect of actuarial gains and losses on defined benefit pension plans and other retirement benefit plans were included in other comprehensive income. Under U.S. GAAP, in accordance with ASC 740, the income tax effect of actuarial gains and loss on defined benefit pension plans and other retirement benefit plans are included in income tax expense.

(i)Property, Plant and Equipment

Certain of the Company’s capitalized projects, such as satellites under construction, include the development of internal use software. Under IFRS, in accordance with IAS 38 – Intangible Assets, the Company capitalized certain overhead costs related to internally developed software as they were determined to be directly attributable to preparing the asset for use. Under U.S. GAAP, ASC 350-40 – Internal Use Software, overhead costs are required to be expensed as incurred, regardless of whether they are directly attributable to preparing the asset for use.

(j)Deferred Income Tax Valuation Allowance – recognition in Income and Other Comprehensive Income

Under IFRS, in accordance with IAS 12, the subsequent recognition of deferred tax assets are generally recorded in income or in other comprehensive income based on the source of the underlying items that originally gave rise to the deferred tax asset. Under U.S. GAAP, in accordance with ASC 740, the release of valuation allowances on deferred tax assets are generally recorded in income from continuing operations, subject to specific rules on the allocation of income tax expense between income from continuing operations and other comprehensive income, which may differ from IFRS.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The significant differences in the Consolidated Statements of Operations were as follows:

		Year ended December 31,
	Note	2018	2017	2016
Net (loss) income - IFRS		$(1,381)	$100	$106
Product and service costs [1]	(a), (b), (g), (i)	(88)	(105)	(71)
Depreciation and amortization	(a)	4	6	5
Interest expense, net	(a), (f), (g)	(4)	6	7
Other expense (income), net	(g)	7	25	(4)
Income tax benefit	(b), (f), (h), (j)	28	26	25
Impairment losses, net	(a)	170	—	—
Net (loss) income - U.S. GAAP		$(1,264)	$58	$68

1  Excludes depreciation and amortization

The significant differences in the Consolidated Balance Sheets were as follows:

	December 31,
	2018			2017
	IFRS	Adjustments	U.S. GAAP	IFRS	Adjustments	U.S. GAAP
Assets:
Income taxes receivable [1]	$64	$(50)	$14	$72	$(53)	$19
Deferred tax assets	52	51	103	108	(45)	63
Property, plant and equipment, net [2]	754	(7)	747	1,055	(47)	1,008
Intangible assets, net [2]	1,304	(72)	1,232	1,753	(135)	1,618
Other assets	2,905	—	2,905	3,669	—	3,669
Total assets	$5,079	$(78)	$5,001	$6,657	$(280)	$6,377

Liabilities:
Income taxes payable [1]	$15	$(11)	$4	$49	$(46)	$3
Deferred tax liabilities	15	(9)	6	104	(99)	5
Other liabilities	4,326	21	4,347	4,489	47	4,536
Total liabilities	$4,356	$1	$4,357	$4,642	$(98)	$4,544

(Accumulated deficit) retained earnings	$(1,184)	$(27)	$(1,211)	$262	$(144)	$118
Accumulated other comprehensive income	134	(52)	82	151	(38)	113
Other equity	1,773	—	1,773	1,602	—	1,602
Total stockholders' equity	723	(79)	644	2,015	(182)	1,833
Total liabilities and stockholders' equity	$5,079	$(78)	$5,001	$6,657	$(280)	$6,377

1As a result of the conversion to U.S. GAAP, tax reclassifications of $11 million and $5 million were recorded as of December 31, 2018 and 2017, respectively.

2In 2017, the Company reclassified $47 million of construction in process, within property, plant and equipment, to intangibles to conform to the current year presentation.

5.  BUSINESS COMBINATIONS

On July 16, 2018, the Company acquired Neptec Design Group Ltd. (“Neptec”), a leading electro-optical and electro-mechanical systems and high-performance intelligent Light Detection and Ranging company for $30 million, net of cash acquired, comprised of approximately $6 million in cash and the balance in common shares of Maxar. With Neptec, the

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Company will deliver end-to-end robotic systems and an expanded set of solutions in order to capture growth and accelerate advancement into new and expanding space segments. As a result of the transaction, the Company recognized $21 million of goodwill (not deductible for tax purposes), $11 million of intangible assets, and $2 million of net liabilities. Neptec’s operating results are included in the Company’s consolidated financial statements beginning from the date of acquisition and had an immaterial effect on the Company’s consolidated financial results for the year ended December 31, 2018, 2018. Direct transaction costs of the Neptec acquisition were not material and were expensed as incurred.

On October 5, 2017, the Company completed the DigitalGlobe Transaction for a combination of equity and cash consideration totaling $2,328 million. Headquartered in Westminster, Colorado, DigitalGlobe is a global leading provider of high-resolution Earth imagery, data and analysis. Under the terms of the merger agreement with DigitalGlobe, each DigitalGlobe common share was exchanged for $17.50 in cash and 0.3132 common shares of the Company.

The fair value of the common shares issued as consideration was based on the closing price of a Maxar share on the Toronto Stock Exchange on October 4, 2017 of $54.57 per share). Share issuance costs of $3 million which were directly attributable to the issue of the shares have been netted against equity.

In order to finance the acquisition, the Company entered into a $3.8 billion senior secured syndicated credit facility (the “Syndicated Credit Facility”). On October 5, 2017, the Company made an initial draw under the Syndicated Credit Facility of $3.1 billion, net of debt issuance costs of $63 million, and used this amount, along with DigitalGlobe cash on hand, to acquire DigitalGlobe’s equity and pay out DigitalGlobe’s equity award holders ($1.2 billion), to refinance DigitalGlobe’s debt ($1.3 billion), to refinance the Company’s debt ($742 million) and to pay transaction fees and expenses of both the Company and DigitalGlobe, fund working capital, and for general corporate purposes.

As part of the merger agreement, DigitalGlobe’s stock-based awards were converted into the right to receive a combination of cash and common shares of the Company, except for the stock component of certain unvested time-based awards that were replaced by equivalent stock-based awards of the Company. The fair value of the replacement awards attributable to the pre-acquisition and post-acquisition service periods were $16 million and $14 million, respectively. The pre-acquisition amount has been included as part of the purchase consideration and the post-acquisition amount will be expensed over the remaining vesting period of the replacement awards.

In addition, certain unvested performance-based DigitalGlobe stock-based awards and the cash component of the unvested time-based awards became fully vested and were paid the merger consideration on the closing of the transaction. Since this accelerated vesting was triggered by the actions of the Company, the component of the fair value of the consideration attributable to the accelerated stock-based awards relating to post acquisition services of $33 million has been recognized in the Company’s Consolidated Statements of Operations. The component relating to pre-acquisition services has been included as part of the purchase consideration.

The merger consideration paid out on the closing of the transaction excluded amounts due to 80,000 dissenting DigitalGlobe preferred stockholders and 352,225 dissenting common stockholders. On June 15, 2018, the Company entered into an agreement to settle all pending litigation with the preferred stockholders (the “Settlement Agreement”). Under the Settlement Agreement, the preferred stockholders received (i) 2,206,464 common shares of Maxar and (ii) a payment in cash for the interest that has accrued on the merger consideration from the closing of the DigitalGlobe Transaction. In January 2019, the Company settled with the remaining dissenting common stockholders.

In the period from October 5, 2017 to December 31, 2017, DigitalGlobe contributed revenue of $222 million and income before taxes of $8 million to the Company’s consolidated results of operations. Assuming an acquisition date of January 1, 2017, the Company’s unaudited pro-forma revenue for the year ended December 31, 2017 was $2.3 billion.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed at the acquisition date. The fair value of satellite assets and intangible assets acquired has been determined using valuation techniques that require estimation of replacement costs, future net cash flows and discount rates.

October 5, 2017
Cash paid	$1,131
Shares issued	1,063
Merger consideration to be settled	3
Liability to dissenting stockholders	115
Issuance of replacement equity-settled awards	16
Purchase consideration	$2,328
Assets
Cash and cash equivalents	$171
Trade and other receivables, net	142
Property, plant and equipment, net	696
Intangible assets, net	1,440
Other assets	106
$2,555
Liabilities
Accounts payable	83
Other current liabilities	4
Pension and other postretirement benefit liabilities	29
Long-term debt	1,276
Other non-current liabilities	504
$1,896
Fair value of net identifiable assets acquired	659
Goodwill	$1,669

The following table summarizes the intangible assets acquired from the DigitalGlobe Transaction by class and useful life:

	Carrying value	Weighted average useful life
Finite-lived intangible assets:
Customer relationships	$608	14 years
Backlog	331	4 years
Technologies	318	5 years
Software	46	3 years
Image library	80	5 years
Trade names and trademarks	37	10 years
Other	20	2 years
Total intangible assets	$1,440

The goodwill is attributable mainly to the human capital of DigitalGlobe’s workforce, market presence and the synergies expected to be achieved from integrating DigitalGlobe with the Company’s existing capabilities. No goodwill is deductible for income tax purposes.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

During the year ended December 31, 2017, the Company incurred costs of $60 million for investment banking fees, legal, tax, consulting and other acquisition and integration costs related to the DigitalGlobe Transaction. These costs have been recognized in Selling, general, and administrative expense in the Company’s Consolidated Statements of Operations and in operating cash flows in the Consolidated Statements of Cash Flows.

6.  TRADE AND OTHER RECEIVABLES

Trade and other receivables, net consisted of the following:

	Year ended December 31,
	2018	2017
U.S. government receivables:
Billed	$96	$63
Unbilled	60	34
	156	97
Other governments and commercial receivables:
Billed	146	213
Unbilled	112	125
	258	338
Total trade receivables	414	435
Orbital receivables, current portion	34	30
Other	17	21
Allowance for doubtful accounts	(1)	(10)
Total trade and other receivables, net	$464	$476

Orbital receivables relate to performance incentives due under certain satellite construction contracts that are paid over the in-orbit life of the satellite. As of December 31, 2018 and 2017, long-term orbital receivables were $407 million and $424 million, respectively and are included in Non-current assets on the Consolidated Balance Sheets. Orbital receivables are recognized as revenue when measuring progress under the cost-to-cost method during the construction period and are discounted to present value using discount rates ranging from 6% - 10% for the years ended December 31, 2018 and 2017. During the year ended December 31, 2018, the Company recognized a $22 million impairment to the Company’s Space Systems segment’s long-term orbital receivables, which is included in Impairment losses, net in the Company’s Consolidated Statements of Operations.

The expected timing of total contractual cash flows, including principal and interest payments for orbital receivables is as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Contractual cash flows from satellites	$50	$67	$68	$72	$72	$413	$742

During 2018 the Company sold orbital receivables for net proceeds of $18 million. These orbital receivables were purchased in tranches that span multiple years and include longer-term maturities. The orbital receivables that were securitized remain recognized on the consolidated balance sheets as the Company did not meet the accounting criteria for surrendering control of the receivables. The net proceeds received have been recognized as a securitization liability and are subsequently measured at amortized cost using the effective interest rate method. The securitized orbital receivables and the securitization liabilities are being drawn down as payments are received from the customers and passed on to the purchaser of the tranche. The Company continues to recognize orbital interest revenue on the orbital receivables that are subject to the securitization transactions and recognizes interest expense to accrete the securitization. The amount of securitization liabilities was $109 million and $106 million at December 31, 2018 and 2017, respectively,

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

of which $15 million and $16 million, respectively, was included in Other current liabilities on the Consolidated Balance Sheets.

7.  INVENTORY

The significant decrease in the Company’s SSL geostationary communication satellite (“GeoComm”) business forecast and declining macroeconomic environment in which the GeoComm business operates caused a significant decrease in the forecasted usage of inventory held by the Company. The Company was previously holding inventory on hand in anticipation of awards to be won during the second half of 2018 and for the AMOS 8 program. The impacts from the loss of AMOS 8 and inability to obtain the forecasted awards culminated during the third and fourth quarters of 2018. These factors compelled the Company to re-evaluate the carrying value of its inventory that was previously pegged to forecasted usage. All GeoComm inventory subject to future use based on forecasts was assessed for possible obsolescence. The result of the re-assessment of future usage of the on-hand inventory was inventory impairment of $66 million which is included in Product costs, excluding depreciation and amortization in the Consolidated Statements of Operations for the year ended December 31, 2018.

Inventory, net consisted of the following:

	Year ended December 31,
	2018	2017
Raw materials	$21	$99
Work in process	10	14
Total	31	113
Inventory reserve	—	(11)
Total inventory, net	$31	$102

8.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	Year ended December 31,
	2018	2017
Satellites	$397	$541
Equipment	229	268
Leasehold improvements	97	80
Computer hardware	92	88
Land and Land improvements	88	108
Buildings	46	91
Furniture and fixtures	19	11
Construction in process	142	72
Property, plant and equipment, at cost	1,110	1,259
Accumulated depreciation	(363)	(251)
Property, plant and equipment, net	$747	$1,008

Depreciation expense for property, plant and equipment was $157 million and $61 million for the year ended December 31, 2018 and 2017, respectively.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Impairment

The Company recognized impairment loss of $271 million on its property, plant and equipment for the year ended December 31, 2018 (nil in 2017 and 2016). The impairment loss on property, plant and equipment was due to the loss of the WorldView-4 satellite in the Imagery segment, and obsolescence and reduced future use of equipment and buildings in the Space Systems segment. During December 2018, WorldView-4 experienced a failure in its control moment gyros, preventing the satellite from collecting imagery. As a result, the Company recorded impairment losses of $150 million for the remaining book value of the satellite, $5 million related to deferred contract cost assets, $3 million for future insurance premiums due, and $2 million related to prepaid insurance. Impairment loss in the Space Systems segment was based on fair value less cost of disposal for those assets in an orderly liquidation. Fair value was based on observable inputs where possible (Level 2), in which market data could be applied. However, due to the specialized nature of the majority of these assets, inputs for the valuation were unobservable (Level 3).

Sale of Building

During the fourth quarter of 2018, the Company completed the sale of one of its buildings in Palo Alto, California for net proceeds of $68 million. The building and surrounding parcel of land were a part of the SSL campus. The sale resulted in a gain of $33 million from the sale, which is included in Impairment losses, net in the Company’s Consolidated Statements of Operations.

9.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets are as follows:

	December 31, 2018			December 31, 2017
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$619	$(58)	$561	$622	$(16)	$606
Backlog	332	(120)	212	331	(23)	308
Technologies	330	(86)	244	477	(107)	370
Software	198	(71)	127	245	(88)	157
Image library	80	(32)	48	80	(8)	72
Trade names and other	41	(9)	32	114	(27)	87
Non-compete agreements	21	(13)	8	20	(2)	18
Total intangible assets	$1,621	$(389)	$1,232	$1,889	$(271)	$1,618

The Company identified triggering events for impairment during the second half of 2018 related to intangible assets of its GeoComm business, a reporting unit in the Space Systems segment. At the beginning of the year, the Company forecasted it would be awarded three to four contracts for GeoComm satellites, or approximately thirty percent of the overall 2018 industry awards. During the second half of the year, it became clear that industry and macroeconomic factors had declined substantially from earlier forecasts. Due to the decline in the GeoComm market, and the uncertainty surrounding the future of the Company’s GeoComm business, an impairment loss was recognized, primarily due to future cash flows associated with the intangible assets not being sufficient to cover the total book value of those assets. For the year ended December 31, 2018, the Company recognized impairment losses of $53 million, $47 million, $20 million and $2 million related to the technology, trade name, software, and customer relationship intangible assets of the GeoComm business, respectively.

The Company also recognized an additional $2 million of impairment losses related to software intangible assets associated with the WorldView-4 satellite.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Amortization expense related to intangible assets was $292 million, and $100 million for the years ended December 31, 2018 and 2017 respectfully. The increase is primarily due to the inclusion of a full year of expense related to the acquisition of DigitalGlobe.

The estimated annual amortization expense related to finite-lived intangible assets as of December 31, 2018, is as follows:

	Year ended December 31,
	2019	2020	2021	2022	2023	2024 and thereafter
Amortization expense	$276	$240	$168	$129	$56	$363

Goodwill as of December 31, 2018 is as follows:

	Space Systems	Imagery	Services	Total
Balance as of December 31, 2016	$625	$27	$47	$699
Acquisitions	143	1,400	126	1,669
Foreign currency translation	6	—	—	6
Balance as of December 31, 2017	774	1,427	173	2,374
Impairment losses	(494)	(142)	—	(636)
Goodwill on acquisition of Neptec	22	—	—	22
Disposal of immaterial subsidiary	—	—	(3)	(3)
Foreign currency translation	(6)	—	—	(6)
Balance as of December 31, 2018	$296	$1,285	$170	$1,751

Goodwill impairment

Subsequent to October 1, and before the Company had completed its annual goodwill impairment test, the Company experienced triggering events suggesting that the fair value of the Company had decreased substantially since October 1.  These triggering events required an additional goodwill impairment test, which was completed as of December 31. The triggering events included a sustained decline in the Company’s stock price, further declines in the SSL GeoComm business, and the loss of the WorldView-4 satellite. The Company’s reporting units as of December 31, 2018 were comprised of: Imagery, Services, MDA, SSL GeoComm, and the remainder of SSL (“SSL Other”). MDA, SSL GeoComm and SSL Other are reporting units in the Space Systems segment. The Company estimated the fair value of each reporting unit using an income approach. The income approach utilizes a discounted cash flow approach, which requires the use of significant judgments and estimates, including future cash flows, terminal growth rates, and discount rates. The Company evaluated the aggregate fair value of its reporting units against market data to support its fair value estimates. The Company determined that goodwill was impaired as of December 31, 2018 for its MDA, Imagery and SSL Other reporting units and recorded non-cash impairment charges of $477 million, $142 million and $17 million, respectively.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

10.  WARRANTY COSTS

The Company’s liabilities for warranty and after-sale service are included as a component of Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Changes to these liabilities during fiscal 2018 and 2017, were as follows:

Warranty and after-sale services
Balance as of December 31, 2016	$34
Obligations incurred	7
Payments/uses	(2)
Others, net	—
Balance as of December 31, 2017	$39
Obligations incurred	5
Payments/uses	(4)
Others, net	—
Balance as of December 31, 2018	$40

11.  LONG-TERM DEBT AND INTEREST EXPENSE

	Year ended December 31,
	2018	2017
Syndicated credit facility:
Revolving loan payable	$595	$454
Operating loan payable in Canadian dollars (December 31, 2018 - C$0 million; December 31, 2017 - C$51 million)	—	40
Term Loan A	500	500
Term Loan B	1,980	2,000
Debt issuance costs	(41)	(52)
Obligations under capital leases	13	19
Total long-term debt	3,047	2,961
Current portion	(17)	(18)
Non-current portion	$3,030	$2,943

In October 2017, in connection with the acquisition of DigitalGlobe, the Company entered into the senior secured syndicated credit facility (the “Syndicated Credit Facility”). The Syndicated Credit Facility is comprised of: (i) a four-year senior secured first lien revolving credit facility and a four-year senior secured first lien operating facility (collectively, the “Revolving Credit Facility”), (ii) a senior secured first lien term A facility (“Term Loan A”) and (iii) a seven-year senior secured first lien term B facility (“Term Loan B”) in an aggregate principal amount of $3.75 billion. The net proceeds of the Syndicated Credit Facility were used, along with cash on hand, to consummate the acquisition of DigitalGlobe, to refinance all amounts outstanding under the Company’s existing Syndicated Credit Facility and senior term loans, to repay DigitalGlobe’s outstanding indebtedness, to pay transaction fees and expenses, to fund working capital and for general corporate purposes. The Company incurred a loss from early extinguishment of debt of $23 million. The loss was comprised of a make-whole premium to terminate the 2024 Term Notes of $20 million and a write-off of the unamortized balance of capitalized debt issuance costs of $3 million relating to both the Syndicated Credit Facility and the 2024 Term Notes.

Loans under the Revolving Credit Facility are available in U.S. dollars and, in respect of the operating facility, at the option of the Company, in Canadian dollars. Term Loan A and Term Loan B are repayable in U.S. dollars. Borrowings under the Revolving Credit Facility and Term Loan A bear interest at a rate equal to U.S. LIBOR (for U.S. dollar

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

borrowings) and CDOR or Canadian Bankers’ Acceptances (for Canadian dollar borrowings), plus a margin of 120 to 350 basis points per annum, based on the Company’s total leverage ratio. Term Loan B bears interest at U.S. LIBOR plus 275 basis points per annum. The Revolving Credit Facility and one half of Term Loan A are payable at maturity on October 5, 2021. The other half of Term Loan A matures on October 5, 2020. The Company must make equal quarterly installment payments in aggregate annual amounts equal to 1% of the original principal amount of Term Loan B, with the final balance payable at maturity on October 5, 2024. The Revolving Credit Facility, Term Loan A, and Term Loan B may be repaid by the Company, in whole or in part, together with accrued interest, without premium or penalty.

The Syndicated Credit Facility is guaranteed by the Company and certain designated subsidiaries of the Company. The security for the Syndicated Credit Facility, subject to customary exceptions, will include substantially all the tangible and intangible assets of the Company and its subsidiary guarantors. The Company is required to make mandatory prepayments of the outstanding principal and accrued interest upon the occurrence of certain events and to the extent of a specified percentage of annual excess cash flow that is not reinvested or used for other specified purposes.

On December 21, 2018, the Company amended its $3.75 billion Syndicated Credit Facility (the “Amended Agreement”). The Amended Agreement revised the financial covenants to increase the maximum consolidated debt leverage ratios permitted under the Syndicated Credit Facility for a period of time selected by Maxar (the “Covenant Relief Period”) and increased the interest rate incurred by Maxar thereunder at certain consolidated debt leverage ratios. The Amended Agreement increased the maximum consolidated debt leverage ratio to 5.5x through the quarter ended December 31, 2018, 6.0x through the quarter ended September 30, 2020, and 5.5x thereafter. The interest coverage ratio remained the same at a minimum of 2.5x through the quarter ending June 30, 2019 and 2.75x thereafter. The Amended Agreement also adjusted the definition of EBITDA for the purpose of calculating the financial ratios under U.S. GAAP. In addition to increased flexibility on the financial covenant, during the Covenant Relief Period, the Amended Agreement restricts the use of certain asset sale proceeds, limits the type of new debt issuances, certain restricted payments and permitted acquisitions under the Syndicated Credit Facility.

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of December 31, 2018 and 2017, the Company also had $18 million and $26 million, respectively, of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

Interest expense on long-term debt and other obligations are as follows:

	Year ended December 31,
	2018	2017	2016
Interest on long-term debt	$171	$57	$26
Interest expense on advance payments from customers	26	8	—
Interest on orbital securitization liability	7	8	2
Imputed interest and other	2	3	3
Capitalization of borrowing costs	(7)	—	—
Loss on debt extinguishment	—	23	2
Interest expense on dissenting stockholder liability	3	—	—
Total interest expense	$202	$99	$33

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Annual contractual principal repayments on long-term debt, net of amortization of debt issuance costs, as of December 31, 2018 are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Syndicated credit facility	$11	$262	$858	$14	$14	$1,875	$3,034
Capital leases	7	4	2	—	—	—	13
Total	$18	$266	$860	$14	$14	$1,875	$3,047

12.  FINANCIAL INSTRUMENTS AND FAIR VALUE DISCLOSURES

Fair value is determined based on the assumptions that market participants would use in pricing the asset or liability. The Company utilizes the following fair value hierarchy in determining fair value:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices)

Level 3: Inputs for the asset or liability that are not based on observable market data (unobservable inputs)

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. These fair values are included as components of Other current liabilities, Other non-current liabilities, Prepaid and other current assets, and Other assets in the Consolidated Balance Sheets.

	Recurring Fair Value Measurements of as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$3	$—	$—	$3
Derivative financial instruments
Foreign exchange forward contracts & embedded derivatives	—	5	—	5
	$3	$5	$—	$8

Liabilities
Derivative financial instruments
Foreign exchange forward contracts & embedded derivatives	—	8	—	8
Interest rate swaps	—	4	—	4
	$—	$12	$—	$12

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

	Recurring Fair Value Measurements of as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$1	$—	$—	$1
Derivative financial instruments
Foreign exchange forward contracts & embedded derivatives	—	13	—	13
	$1	$13	$—	$14

Liabilities
Derivative financial instruments
Foreign exchange forward contracts & embedded derivatives	$—	$9	$—	$9
	$—	$9	$—	$9

The Company determines fair value of its derivative financial instruments based on internal valuation models, such as discounted cash flow analysis, using management estimates and observable market-based inputs, as applicable. Management estimates include assumptions concerning the amount and timing of estimated future cash flows and application of appropriate discount rates. Observable market-based inputs are sourced from third parties and include interest rates and yield curves, currency spot and forward rates, and credit spreads, as applicable.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are all short-term in nature; therefore, the carrying value of these items approximates their fair value. The following tables provide additional fair value information related to the Company’s financial instruments:

	As of December 31, 2018
	Carrying value	Fair value	Fair value hierarchy
Long-term debt, excluding capital leases	$3,034	$2,925	Level 2
Orbital receivables	$441	$441	Level 2

	As of December 31, 2017
	Carrying value	Fair value	Fair value hierarchy
Long-term debt, excluding capital leases	$2,943	$3,176	Level 2
Orbital receivables	$454	$507	Level 2

There were no transfers into or out of each of the levels of the fair value hierarchy during the year ended December 31, 2017 and December 31, 2016.

13.  DERIVATIVES AND HEDGING

Cash Flow Hedges

The Company is exposed to fluctuations in interest rates under the Syndicated Credit Facility. On April 5, 2018, the Company entered in to several interest rate swap agreements in order to fix the base interest rate to be paid over an aggregate amount of $1.0 billion of the Company’s variable rate long-term debt, at an average rate of 2.56% (excluding the margin specified in the Syndicated Credit Facility).

The Company is also exposed to foreign exchange risks on sales contracts, purchase contracts, debt denominated in foreign currencies, and net investments in foreign operations. The Company enters into foreign exchange forward

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

contracts to hedge the significant majority of the exposure arising from expected foreign currency denominated cash flows.

	As of December 31, 2018
Derivative instrument	Notional amount	Maximum Contract term
Interest rate swaps	1,000	3.3 years
Foreign exchange forward contracts	—	—
Purchase contracts settled in Canadian dollars:
U.S. dollar	70	1.8 years
Euro	10	2.3 years
GBP	3	0.5 years
Sales contracts settled in Canadian dollars:
Euro	194	3.8 years
Japanese Yen	35	2.6 years
GBP	1	0.6 years
Purchase contracts settled in U.S. dollars:
Euro	10	0.3 years
Japanese Yen	177	0.2 years
Sales contracts settled in Canadian dollars:
Euro	20	0.5 years
Japanese Yen	177	0.2 years

	As of December 31, 2017
Derivative instrument	Notional amount	Maximum Contract term
Interest rate swaps	—	—
Foreign exchange forward contracts	—	—
Purchase contracts settled in Canadian dollars:
U.S. dollar	165	2.8 years
Euro	16	2.7 years
GBP	2	1.0 years
Sales contracts settled in Canadian dollars:
Euro	312	3.0 years
Japanese Yen	26	3.1 years
GBP	2	1.0 years
Purchase contracts settled in U.S. dollars:
Euro	32	1.3 years
Japanese Yen	2,231	1.2 years
Sales contracts settled in Canadian dollars:
Euro	58	1.3 years
Japanese Yen	1,116	1.2 years

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The effect of derivative instruments on earnings and other comprehensive income are as follows:

	For the year ended December 31, 2018
	Effective portion of gains and losses included in other comprehensive income	Effective portion of gains and losses reclassified to earnings	Gains and loss included in earnings[1]
Cash flow hedges:
Foreign exchange forward contracts	$(6)	$—	$(2)
Interest rate swaps	(4)	—	—
Embedded derivatives	—	—	—

Derivatives not qualified for hedging accounting:
Foreign exchange forward contracts	—	—	—
Interest rate swaps	—	—	—
Embedded derivatives	—	—	1

	For the year ended December 31, 2017
	Effective portion of gains and losses included in other comprehensive income	Effective portion of gains and losses reclassified to earnings	Gains and loss included in earnings[1]
Cash flow hedges:
Foreign exchange forward contracts	$(3)	$—	$(1)
Interest rate swaps	—	—	—
Embedded derivatives	—	—	—

Derivatives not qualified for hedging accounting:
Foreign exchange forward contracts	—	—	5
Interest rate swaps	—	—	—
Embedded derivatives	—	—	(2)

	For the year ended December 31, 2016
	Effective portion of gains and losses included in other comprehensive income	Effective portion of gains and losses reclassified to earnings	Gains and loss included in earnings[1]
Cash flow hedges:
Foreign exchange forward contracts	$(8)	$(1)	$(5)
Interest rate swaps	—	—	—
Embedded derivatives	—	—	—

Derivatives not qualified for hedging accounting:
Foreign exchange forward contracts	—	—	1
Interest rate swaps	—	—	—
Embedded derivatives	—	—	(3)

1Includes gains and losses related to the ineffective portion of the Company’s cash flow hedges, and derivatives not qualified for hedge accounting.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

In implementing all its derivative financial instruments, the Company deals with counterparties and is therefore exposed to credit related losses in the event of non-performance by these counterparties. However, the Company deals with counterparties that are major financial institutions, and does not expect any of the counterparties to fail to meet their obligations.

Net Investment Hedge

As of December 31, 2018 and 2017, the Company had designated $271 million of its $2.0 billion Term Loan B as a hedge of its investment in certain U.S. subsidiaries. Foreign exchange gains and losses arising from the translation of the designated portion of the Term Loan B are recognized in other comprehensive income to the extent that the hedges are effective and are recognized in the Consolidated Statements of Operations to the extent that the hedges are ineffective. The fair value of the designated portion of Term Loan B was $256 million and $298 million as of December 31, 2018 and 2017, respectively. As a result of the Company’s U.S. Domestication on January 1, 2019, and the associated change from a Canadian parent company to a U.S. parent company, the Company’s Syndicated Credit Facility is now in a USD functional currency entity. Due to this change, the net investment hedge is no longer necessary from the domestication date onwards.

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in the components of Accumulated other comprehensive income (loss) are as follows:

	Foreign	Net (Loss) Income	Unrecognized		Total
	Currency	on Hedge	(Loss) Gain on		Accumulated Other
	Translation	Investments in	Derivative	Pension	Comprehensive
	Adjustments	Foreign Operations	Instruments	Adjustments	Income (Loss)
Balance as of December 31, 2015	$154	$(33)	$18	$30	$169
Cumulative-effect of IFRS to U.S. GAAP conversion	(1)	—	—	(32)	(33)
Other comprehensive (loss) income	(2)	5	(9)	(9)	(15)
Tax benefit	—	—	1	1	2
Balance as of December 31, 2016	151	(28)	10	(10)	123
Other comprehensive (loss) income	7	—	(3)	(8)	(4)
Tax expense	—	—	—	(6)	(6)
Balance as of December 31, 2017	158	(28)	7	(24)	113
Other comprehensive (loss) income	4	(23)	(10)	(4)	(33)
Tax benefit (expense)	—	—	3	(1)	2
Balance as of December 31, 2018	$162	$(51)	$—	$(29)	$82

15.  REVENUE

On December 31, 2018, the Company had $2.4 billion of remaining performance obligations, which represents the transaction price of firm orders less inception to date sales recognized. Remaining performance obligations exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize sales relating to existing performance obligations of approximately $1.3 billion, $0.4 billion, and $0.7 billion in the fiscal years 2019, 2020 and thereafter, respectfully.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Contract liabilities by segment are as follows:

	Space
As of December 31, 2018	Systems	Imagery[1]	Services	Total
Contract liabilities	$172	$247	$2	$421

	Space
As of December 31, 2017	Systems	Imagery[1]	Services	Total
Contract liabilities	$266	$330	$4	$600

1  The contract liability balance associated with the Company’s EnhancedView Contract was $184 million and $278 million as of December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, imputed interest on advanced payments increased the contract liability balance by $26 million, and $120 million in revenue was recognized, decreasing the contract liability balance. The contract liability balance associated with the Company’s EnhancedView Contract is expected to be recognized as revenue through August 31, 2020. There were no deferred contract costs on the Consolidated Balance Sheets associated with this contract as of December 31, 2018 or December 31, 2017.

The decrease in total contract liabilities was primarily due to revenue recognized.

The Company’s primary sources of revenue are as follows:

Year ended December 31, 2018	Space Systems	Imagery	Services	Eliminations	Total
Product revenues	$851	$—	$—	$—	$851
Service revenues	191	841	258	—	1,290
Intersegment eliminations	87	4	8	(99)	—
	$1,129	$845	$266	$(99)	$2,141

Year ended December 31, 2017	Space Systems	Imagery	Services	Eliminations	Total
Product revenues	$1,119	$—	$—	$—	$1,119
Service revenues	141	228	143	—	512
Intersegment eliminations	10	2	1	(13)	—
	$1,270	$230	$144	$(13)	$1,631

Year ended December 31, 2016	Space Systems	Imagery	Services	Eliminations	Total
Product revenues	$1,285	$—	$—	$—	$1,285
Service revenues	132	41	100	—	273
Intersegment eliminations	4	1	—	(5)	—
	$1,421	$42	$100	$(5)	$1,558

Certain of the Company’s contracts with customers in the Space Systems segment include a significant financing component since payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital interest revenue of $32 million, $35 million and $31 million for the year ended December 31, 2018, 2017 and 2016, respectively related to these contracts, which is included in revenue from construction contracts.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The approximate revenue based on geographic location of customers is as follows:

	Year ended December 31,
	2018	2017	2016
United States	$1,371	$744	$447
Canada	152	330	424
Asia	334	295	312
Europe	118	207	285
Australia	18	29	30
South America	134	17	58
Other	14	9	2
	$2,141	$1,631	$1,558

Revenue from significant customers is as follows:

	Year ended December 31,
	2018	2017	2016
Government:
U.S. Federal Government and agencies	$890	$294	$98
Canadian Federal Government and agencies	96	194	212
Commercial and other	1,155	1,143	1,248
Total revenue	$2,141	$1,631	$1,558

16.  SEGMENT INFORMATION

The Company’s business is organized into market sectors based on its products and services and has three reportable segments: (i) Space Systems; (ii) Imagery; and (iii) Services. The Company organizes its reportable segments based on the nature of the products and services offered. The Space Systems reportable segment supplies space-based and ground-based infrastructure and information solutions including communication and imaging satellites, satellite payloads and antenna subsystems, space-based and airborne surveillance solutions, robotic systems and associated ground infrastructure and support services. The Imagery segment is a supplier of high resolution Earth imagery and radar data sourced from the Company owned satellite constellations and third-party providers. The Services segment combines imagery, analytic expertise and innovative technology to deliver integrated intelligence solutions to customers.

Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. The reconciling item “corporate expense” includes the portion of corporate costs not considered allocable to the segments, such as legal, management and administration, and other corporate unallocable costs.

The Company’s Chief Operating Decision Maker (“CODM”) measures the performance of each segment based on revenue and adjusted EBITDA. Adjusted EBITDA is defined as EBITDA adjusted for certain items affecting

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

comparability as specified in the calculation. The following table summarizes the operating performance of the Company’s segments:

	Year ended December 31,
	2018	2017	2016
Revenues:
Space Systems	$1,129	$1,270	$1,421
Imagery	845	230	42
Services	266	144	100
Intersegment eliminations	(99)	(13)	(5)
Total Revenue	$2,141	$1,631	$1,558

Adjusted EBITDA:
Space Systems	$5	$151	$160
Imagery	518	143	23
Services	25	23	19
Intersegment eliminations	(22)	(1)	—
Depreciation and amortization	(449)	(161)	(72)
Corporate expense	(54)	(65)	(26)
Restructuring	(18)	(36)	(4)
Acquisition and integration related expense	(34)	(60)	—
Impairment losses, including inventory	(1,096)	—	—
Interest expense, net	(202)	(99)	(33)
Interest Income [1]	1	1	—
Equity (income) loss from joint ventures, net of tax	(2)	—	—
Net (loss) earnings before income taxes	$(1,328)	$(104)	$67

1Included in Other expense (income), net on the Consolidated Statements of Operations.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company’s capital expenditures are as follows:

	Space			Corporate and
Year ended December 31, 2018	Systems	Imagery	Services	eliminations	Total
Capital expenditures:
Property, plant and equipment	$28	$156	$2	$(30)	$156
Intangible assets	6	55	1	—	62
	$34	$211	$3	$(30)	$218

	Space			Corporate and
Year ended December 31, 2017	Systems	Imagery	Services	eliminations	Total
Capital expenditures:
Property, plant and equipment	$43	$14	$2	$(10)	$49
Intangible assets	11	12	—	—	23
	$54	$26	$2	$(10)	$72

	Space			Corporate and
Year ended December 31, 2016	Systems	Imagery	Services	eliminations	Total
Capital expenditures:
Property, plant and equipment	$38	$—	$1	$1	$40
Intangible assets	14	—	1	1	16
	$52	$—	$2	$2	$56

Substantially all of the Company’s long-lived tangible assets were in the United States as of December 31, 2018 and 2017, respectively.

17.   EMPLOYEE BENEFIT PLANS

Defined contribution plans

The Company maintains defined contribution plans for some of its employees in the U.S and Canada, whereby the Company pays contributions based on a percentage of the employees’ annual salary. For the years ended December 31, 2018, 2017 and 2016, the Company recorded expense of $17 million, $15 million and $14 million, respectively, related to these plans.

Pension and other postretirement benefit plans

The Company maintains various defined benefit pension plans covering a portion of its employees in the U.S. and Canada. The defined benefit plans provide pension benefits based on various factors including earnings and length of service. The defined benefit plans are funded and the Company’s funding requirements are based on each of the plans’ actuarial measurement framework as established by the plan agreements or applicable laws. Employees are required to contribute to some of the funded plans. The funded plans’ assets are legally separated from the Company and are held by independent trustees. The trustees are responsible for ensuring that the funds are protected as per applicable laws.

The Company also provides for other postretirement benefits, comprised of extended health benefits, dental care and life insurance covering a portion of its employees in the U.S. and Canada. The cost of these benefits is funded primarily out of general revenues.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The table below summarizes changes in the benefit obligations, the fair value of plan assets and funded status for all of the Company’s pension and other postretirement benefit plans, as well as the aggregate balance sheets impact.

	Pension		Other Postretirement
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$654	$614	$39	$64
Valuation effect at beginning of year	—	—	—	(2)
Service cost	6	5	—	—
Interest cost	22	24	2	2
Actuarial (gains) losses	(43)	38	(4)	1
Prior service credit	—	—	—	(1)
Benefits paid	(37)	(32)	(2)	(2)
Curtailments [1]	—	—	—	(24)
Foreign exchange	(7)	5	(3)	1
Benefit obligation at end of year	$595	$654	$32	$39

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$478	$437	$—	$—
Actual (loss) return on plan assets	(20)	59	—	—
Employer contributions	16	9	3	2
Benefits paid	(35)	(30)	(3)	(2)
Expenses paid	(3)	(3)	—	—
Foreign exchange	(7)	6	—	—
Fair value of plan assets at end of year	429	478	—	—
Unfunded status at end of year	$(166)	$(176)	$(32)	$(39)

Assets and (liabilities) recognized in the Consolidated Balance Sheets:
Other assets	$4	$4	$—	$—
Accrued compensation and benefits	—	—	(1)	(2)
Pension and other postretirement benefits	(170)	(180)	(31)	(37)
	$(166)	$(176)	$(32)	$(39)

1The Company amended a postretirement plan at one of its operating divisions by eliminating employer paid subsidies toward retiree medical benefits as of December 31, 2017. The Company recognized a gain on settlement of $24 million during fiscal 2017, with an offsetting reduction to the benefit obligation.

The $59 million decrease in the pension benefit obligation from 2017 to 2018 was primarily due to the increase in the discount rate. The $49 million decrease in the fair value of plan assets from 2017 to 2018 was primarily due to benefit payments and negative return on assets.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The following table summarizes the net actuarial (loss) gain and prior service credits for the year ended December 31, in accumulated other comprehensive loss (income), before related tax effects, for all of the Company’s pension and other postretirement benefit plans:

	Pension			Other Postretirement
	2018	2017	2016	2018	2017	2016
Net actuarial (loss) gain	$(63)	$(54)	$(89)	$17	$12	$3
Prior service credit	—	—	—	1	1	3
Total recognized in accumulated other comprehensive loss (income)	$(63)	$(54)	$(89)	$18	$13	$6

The aggregate accumulated benefit obligation (“ABO”) for the Company’s pension plans was $593 million at December 31, 2018 and $652 million at December 31, 2017. The following table presents information only for the pension plans with an ABO in excess of the fair value of plan assets at December 31:

	Pension
	2018	2017
Accumulated benefit obligation	$536	$587
Fair value of plan assets	$367	$407

The following table presents information for the Company’s pension plans with a projected benefit obligation in excess of plan assets at December 31:

	Pension
	2018	2017
Projected benefit obligation	$553	$605
Fair value of plan assets	$383	$425

The ABO for the Company’s other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of the fair value of plan assets was $32 million and $39 million at December 31, 2018 and 2017, respectively.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The following table summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and other postretirement plans at December 31:

	Pension		Other Postretirement
	2018	2017	2018	2017
Discount rate	4.1%	3.4%	3.8%	3.4%
Rate of future compensation increase	3.5%	3.5%	3.6%	3.6%

The following table summarizes the components of net periodic benefit (credits) costs for the Company’s pension and other postretirement benefit plans for the years ended December 31:

	Pension			Other Postretirement
	2018	2017	2016	2018	2017	2016
Service cost	$4	$3	$2	$—	$—	$1
Interest cost	22	24	26	2	2	2
Expected return on plan assets	(32)	(29)	(31)	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	(2)
Amortization of net loss (gain)	1	1	2	(1)	—	—
Curtailment gain	—	—	—	—	(26)	—
Settlement loss recognized	—	—	3	—	—	—
Expenses paid	2	3	4	—	—	—
Net periodic benefit (credit) cost	$(3)	$2	$6	$1	$(26)	$1

The following table summarizes the components recognized in other comprehensive loss (income) for the Company’s pension and other postretirement benefit plans for the years ended December 31:

	Pension			Other Postretirement
	2018	2017	2016	2018	2017	2016
Net loss (gain)	$10	$8	$11	$(6)	$—	$(4)
Prior service credit	—	—	—	—	(1)	—
Amortization of prior service (cost) credit	—	—	—	—	2	—
Amortization of net (loss) gain	(1)	(1)	(4)	1	1	—
Curtailment loss	—	—	—	—	1	2
Total recognized in other comprehensive loss (income)	$9	$7	$7	$(5)	$3	$(2)
Total recognized in net periodic benefit (credit) cost and other comprehensive loss (income)	$6	$9	$13	$(4)	$(23)	$(1)

The following table summarizes the weighted average assumptions used to determine the net periodic benefit (credit) cost for the Company’s pension and other postretirement benefit plans for the years ended December 31:

	Pension			Other Postretirement
	2018	2017	2016	2018	2017	2016
Discount rate	3.4%	3.9%	4.3%	3.4%	3.8%	4.1%
Rate of future compensation increase	3.5%	3.5%	3.5%	3.6%	3.6%	3.5%
Expected long-term return on plan assets	6.9%	6.8%	6.8%	N/A	N/A	N/A

The expected long-term return on plan assets assumption represents the average rate that the Company expects to earn over the long-term on the assets of the Company’s benefit plans, including those from dividends, interest income and capital appreciation. The Company utilizes a third-party consultant to assist in the development of the expected long-term return on plan assets, which is based on expectations regarding future long-term rates of return for the plans

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

investment portfolio, with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class.

The annual increase in the cost of benefits (health care cost trend rate) for the Company’s other postretirement benefit plans is assumed to be an average of 6.5% in 2019 and is assumed to decline to a rate of 4.5% in 2026 and thereafter. Health care cost trend assumptions are based primarily on industry and plan experience expectations as well as current market conditions. Assumed health care cost trend rates can have a significant effect on amounts reported for postretirement medical benefit plans.

Plan Assets. The Company’s Pension Committees (“Committees”) have the responsibility to formulate the investment policies and strategies for the plan assets. The Committees structure the investment of plan assets to maximize the plans long-term rate of return for an acceptable level of risk and limit the volatility of investment returns. In the pursuit of these goals, the Committees have formulated the following investment policies and objectives: (1) preserve the plan assets; (2) maintain sufficient liquidity to fund benefit payments and pay plan expenses; and (3) achieve a minimum total rate of return equal to the established benchmarks for each asset category.

The Committees have established the allowable range that the plan assets may be invested in for each major asset category. In addition, the Committees have established guidelines regarding diversification within asset categories to limit risk and exposure to a single or limited number of securities. The investments of the plans include a diversified portfolio of both equity and fixed income investments. Equity investments are further diversified across U.S. and international stocks, small to large capitalization stocks, and growth and value stocks. Fixed income assets are diversified across U.S. and international issuers, corporate and governmental issuers, and credit quality.

The following table presents the allowable range for each major category of the plan assets at December 31, 2018 as well as the Company’s pension plan and other postretirement benefit plan weighted average asset allocations at December 31, 2018:

	Asset Allocation
Asset Allocation	Range	2018
Cash and cash equivalents	0 - 16%	1%
U.S. equity securities	15 - 50%	29%
International equity securities	9 - 33%	31%
Fixed income	30 - 52%	37%
Other	0 - 14%	2%
		100%

Cash and cash equivalents consist of cash amounts in both U.S. and Canadian dollars and short-term investments. U.S. and international securities consist primarily of investments in common stock of U.S. and Canadian companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of trading. Fixed income securities consist primarily of U.S. and Canadian corporate and government fixed-income securities. The fair values for of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market.

The Committees regularly monitor the investment of the plan assets to ensure that the actual investment allocation remains within the established range. The Committees also regularly measure and monitor investment risk through ongoing performance reporting and investment manager reviews.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The following table presents the fair value of the Company’s pension plan assets by asset category segregated by level within the fair value hierarchy, as described below:

	December 31, 2018				December 31, 2017
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5	$5	$—	$—	$6	$6	$—	$—
U.S. equity securities	126	11	115	—	147	14	133	—
International equity securities	133	19	113	1	150	20	129	1
Fixed income	158	—	158	—	167	—	167	—
Other	7	—	7	—	8	—	8	—
Total assets at fair value	$429	$35	$393	$1	$478	$40	$437	$1

Contributions. The funding policy for the Company’s pension and postretirement benefit plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. At December 31, 2018, all legal funding requirements had been met. The Company expects to contribute approximately $14 million to its pension plans, and approximately $2 million to its other postretirement benefit plans for the year ending December 31, 2019.

Estimated Future Benefit Payments. The following table presents expected pension and other postretirement benefit payments which reflect expected future service, as appropriate.

	Pension	Other Postretirement
2019	$34	$2
2020	34	2
2021	34	2
2022	35	2
2023	35	2
Years 2024 - 2028	182	10

18.  STOCK-BASED COMPENSATION PLANS

The Company’s stock-based compensation plans were established to attract and retain key personnel by providing them the opportunity to acquire an equity interest in the Company or other incentive compensation measured by reference to the value of shares or other performance objectives, and align the interests of key personnel with those of stockholders.

Long-Term Incentive Plans – The Company’s long-term incentive plans (“LTIP Plans”) include long-term incentive plans initiated before 2017 (“Pre-2017 Plans”) and the 2017 Long-Term Incentive Plan (‘‘2017 Plan’’) pursuant to which shares may be issued by the Company from treasury. Under the LTIP Plans, awards of stock appreciation rights (“SARs”) may be granted to employees of the Company and its subsidiaries; however, no LTIP award may be issued to any director of a subsidiary of the Company who is not an employee. An aggregate of 6,820,000 LTIP awards were authorized under the Pre-2017 Plans and an aggregate of 1,900,000 LTIP awards were authorized under the 2017 Plan. No further awards shall be granted under the LTIP Plans.

Omnibus Equity Incentive Plan – The Company adopted the Omnibus Equity Incentive Plan (“Omnibus Plan”) in February 2017 and the stockholders approved the Omnibus Plan in July 2017. The Omnibus Plan provides for grants to eligible employees, officers, consultants or advisors of the Company and its subsidiaries of stock options, long-term incentive units, restricted stock units (‘‘RSUs”), SARs and performance stock units in order to provide a long-term incentive compensation to such persons. No awards will be made under the Omnibus Plan to non-employee directors.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

1,100,000 shares were reserved for issuance under the Omnibus Plan. The Omnibus Plan has a term of ten years and shares may be issued by the Company from treasury.

Deferred Stock Unit Plan – The Company established a Deferred Share Unit (“DSU”) Plan (“DSU Plan”) whereby the Company’s independent directors receive some or all of their annual retainers in DSUs. DSUs are granted at a price equal to the closing price of the common shares on the day before the date of grant. The DSUs are settled in equity at retirement at the closing price of the common shares of the Company on the retirement date of the director. Under the DSU plan, 100,000 DSUs were reserved for issuance.

Employee Stock Purchase Plan –  On October 1, 2001, the Company implemented an employee stock purchase plan. Under this plan, the Company may issue 1,500,000 common shares to certain eligible employees. The maximum number of common shares that may be issued under the plan in any one year is 300,000. Under the terms of the plan, employees can purchase shares of the Company at 85% of the market value of the shares. Employees can allocate a maximum of 10% of their salary to the plan to a maximum of C$20,000 per annum. During the years ended December 31, 2018, 2017 and 2016, 102,076, 83,453 and 66,466 common shares were issued, respectively, at an average price of C$47.77, C$59.58, C$70.56 under the employee stock purchase plan.

DigitalGlobe Equity Plan – The Employee Stock Option Plan (‘‘DigitalGlobe Equity Plan’’) was assumed as a result of the DigitalGlobe Transaction, effective as of October 5, 2017. As of December 31, 2017, no further awards shall be granted under the DigitalGlobe Equity Plan.

Stock Appreciation Rights

The Company awards SARs to certain employees under its 2017 Plan and Omnibus Plan. Certain awards issued under the Pre-2017 Plans, the 2017 Plan and Omnibus Plan remain outstanding as of December 31, 2018. The SARs issued under the Pre-2017 Plans vest over a period of three years, in the amount of one-third each year, and expire five years from their grant date. The SARs issued under the 2017 Plan and Omnibus Plan vest over a period of four years, in the amount of one-quarter each year, and expire ten years from their grant date.

SARs Accounted for as Liability Classified Awards

A summary of the SARs accounted for as liability classified awards for the year ended December 31, 2018 is presented below:

	Number of Awards	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
SARs outstanding at December 31, 2017	2,638,857	C$	81.56
Exercised	(23,604)		57.99
Cancelled or expired	(1,283,592)		82.67
SARs outstanding at December 31, 2018	1,331,661		84.32	2.7	C$	—
SARs vested and expected to vest at December 31, 2018	1,319,781		84.43	2.7	C$	—
SARs exercisable at December 31, 2018	1,071,358	C$	86.01	2.3	C$	—

The weighted average grant-date estimated fair value of SARs accounted for as liability classified awards granted during the years ended December 31, 2017 and 2016 was C$65.38 and C$78.75, respectively. No SARs accounted for as liability classified awards were granted during 2018. The total intrinsic value of SARs exercised during the years ended December 31, 2018, 2017 and 2016 was $1 million, $6 million and $8 million, respectively. The SARs that vested

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

during the years ended December 31, 2018, 2017 and 2016 had a total estimated fair value of $3 million, $4 million and $2 million, respectively.

As of December 31, 2018, total unrecognized compensation expense related to nonvested SARs accounted for as liability classified awards was not significant.

SARs Accounted for as Equity Classified Awards

A summary of the SARs accounted for as equity classified awards for the year ended December 31, 2018 is presented below:

	Number of Awards	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
SARs outstanding at December 31, 2017	3,338,148	C$	78.61
Granted	10,307		49.71
Exercised	(19,837)		66.72
Cancelled or expired	(689,150)		80.65
SARs outstanding at December 31, 2018	2,639,468		76.49	5.4	C$	—
SARs vested and expected to vest at December 31, 2018	2,543,453		76.71	5.3	C$	—
SARs exercisable at December 31, 2018	1,715,148	C$	79.98	3.9	C$	—

The weighted average grant-date estimated fair value of SARs accounted for as equity classified awards granted during the years ended December 31, 2018, 2017 and 2016 was C$10.37, C$75.04 and C$67.75, respectively. The total intrinsic value of SARs exercised during the years ended December 31, 2018, 2017 and 2016 was immaterial. The SARs, accounted for as equity-settled awards, that vested during the years ended December 31, 2018, 2017 and 2016 had a total estimated fair value of $6 million, $8 million and $8 million, respectively.

As of December 31, 2018, total unrecognized compensation expense related to nonvested SARs accounted for as equity classified was $4 million and is expected to be recognized over a weighted average remaining period of 1.7 years.

Restricted Share Units

In 2017, the Company issued RSUs to certain employees under the Omnibus Plan. The RSUs vest over a period of three years, in the amount of one-third each year, and are equity-settled on the vesting date.

As part of the acquisition of DigitalGlobe, the Company provided replacement RSUs for a certain portion of the unvested RSU’s previously granted to DigitalGlobe employees. The replacement RSUs will continue to vest over the next three years, based on the terms of the original plan.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

A summary of the status of the Company’s nonvested RSU awards under both the Omnibus and the DigitalGlobe Equity Plans as of December 31, 2018 and changes during the year then ended is presented below:

		Weighted Average			Weighted Average
	Number of	Grant Date		Number of	Grant Date
	Awards [1]	Fair Value [1]		Awards [2]	Fair Value [2]
Nonvested RSUs at December 31, 2017	590,663	C$	79.68	470,101	$54.57
Granted	161,748		52.03	—	—
Vested	(174,825)		79.24	(168,432)	54.52
Cancelled or expired	(73,174)		79.35	(27,808)	54.57
Nonvested RSUs at December 31, 2018	504,412	C$	70.80	273,861	$54.57

1RSUs under the Omnibus plan

2RSUs under the DigitalGlobe Equity Plan

During the years ended December 31, 2018 and 2017, the total fair value of RSUs that vested was $13 million and $6 million, respectively. No RSUS vested during fiscal 2016.

As of December 31, 2018, total unrecognized compensation expense related to nonvested RSUs was $18 million and is expected to be recognized over a weighted average remaining period of 1.4 years.

Deferred Share Units

A summary of the DSU awards for the year ended December 31, 2018 is presented below:

	Number of Awards	Weighted Average Issuance Price
DSUs outstanding at December 31, 2017	79,460	C$	50.13
Issued	28,143		55.43
DSUs outstanding at December 31, 2018	107,603	C$	51.52

During the years ended December 31, 2017 and 2016, the total intrinsic value of redeemed DSUs was not material. No DSUs were redeemed during the year ended December 31, 2018.

Expense related to DSUs is recognized fully as stock-based compensation expense at the time they are issued.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Stock-Based Compensation Expense

The following table presents stock-based compensation expense (benefit) from continuing operations included in the Company’s Consolidated Statements of Operation:

	Year ended December 31,
	2018	2017	2016
Product costs, excluding depreciation and amortization	$(1)	$6	$(1)
Service costs, excluding depreciation and amortization	2	2	(1)
Selling, general and administrative	19	50	17
Stock-based compensation expense before taxes	20	58	15
Income taxes	—	—	—
Stock-based compensation expense, net of tax	$20	$58	$15

Valuation of Stock-Based Compensation Awards

Valuation of Liability Classified SARs

The fair value of the SARs were estimated at each reporting period using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2018	2017	2016
Risk-free interest rate	1.7 - 1.9%	1.7 - 1.9%	0.7 - 1.4%
Dividend yield	1.8%	1.8%	2.2%
Expected lives (in years)	0.3 - 5.4	1.0 - 6.5	1.0 - 7.0
Volatility	14 - 23%	14 - 25%	20 - 26%

Valuation of Equity Classified SARs, RSUs and DSUs

The fair value of equity classified SARs, RSUs and DSUs were estimated on the date of the grant or the date of accounting reclassification using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,
	2018	2017	2016
Risk-free interest rate	1.9 - 2.3%	0.6 - 1.9%	0.6 - 1.3%
Dividend yield	2.2 - 9.1%	1.5 - 2.2%	1.5 - 2.2%
Expected lives (in years)	3.0 - 7.0	0.4 - 7.0	0.4 - 7.0
Volatility	22 - 41%	17 - 25%	17 - 25%

The risk-free interest rate is based upon Canadian bond rates with the remaining term equal to the expected life assumed at the date of grant. The dividend yield is based on the expected annual dividend yield at date of grant. The expected lives are based on the Company’s actual historical exercise experience. Volatility is calculated using a rate based upon the historical volatility of the Company’s common stock.

Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

19.  INCOME TAXES

The components of income before income taxes were:

	Year ended December 31,
	2018	2017	2016
Canadian	$(97)	$25	$60
Non-Canadian	(1,231)	(129)	7
(Loss) income before taxes	$(1,328)	$(104)	$67

Income tax expense (benefit) is comprised of the following:

	Year ended December 31,
	2018	2017	2016
Current tax (benefit) expense:
Canadian	$(5)	$1	$2
Non-Canadian	—	1	—
Total	$(5)	$2	$2
Deferred tax benefit:
Canadian	(54)	(22)	(3)
Non-Canadian	(3)	(142)	—
Total	(57)	(164)	(3)
Income tax benefit	$(62)	$(162)	$(1)

For the year ended December 31, 2018, the applicable statutory tax rate was the Canadian statutory income tax rate. Following the U.S. Domestication, the applicable statutory tax rate will be the U.S. federal income tax rate. A reconciliation of the Canadian statutory income tax rate to our effective income tax rate is as follows:

	Year ended December 31,
	2018	2017	2016
Statutory Federal and Provincial tax rate in Canada	27%	26%	26%
Expected income tax expense (benefit) at statutory rate	$(358)	$(27)	$17
Impact of Tax Cuts and Jobs Act of 2017	—	26	—
Change in statutory tax rates	23	(1)	—
Non-deductible expenses	1	10	2
Foreign exchange differences	(44)	(1)	1
Change in valuation allowance	207	(123)	13
Changes in uncertain tax positions	(20)	(14)	(4)
Foreign earnings subject to different tax rates	(27)	(13)	(10)
Research and development tax credits	(18)	(19)	(20)
Non-deductible goodwill impairment	172	—	—
Other	2	—	—
Income tax	$(62)	$(162)	$(1)
Effective income tax rate	4.7%	155.8%	(1.5)%

The Tax Cuts and Jobs Act ("2017 Tax Act") was enacted on December 22, 2017. The 2017 Tax Act includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred, limitations on interest expense deductions, a new base erosion focused

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

minimum tax applicable to certain payments to foreign related parties, and the creation of new taxes on earnings of non-U.S. subsidiaries. In the fourth quarter of 2017, the Company made a reasonable estimate of the impact of the 2017 Tax Act on the existing deferred tax balances and the one-time mandatory deemed repatriation tax. The re-measurement of the deferred tax assets and liabilities, net of valuation allowance, and the estimate of the one-time mandatory deemed repatriation tax was not material.

Significant components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2018	2017	2016
Tax benefit of losses carried forward	$323	$247	$94
Research and development tax credits	175	121	45
Construction contract assets and liabilities	79	71	3
Property and equipment	15	5	—
Goodwill and intangibles	1	—	1
Trade and other payables	39	27	22
Employee benefits	55	58	85
Unrealized foreign exchange gains and losses	39	10	12
Other	2	—	1
Sub-total	728	539	263
Less: Valuation allowance	(366)	(157)	(200)
Deferred tax assets, net of valuation allowance	$362	$382	$63

Construction contract assets and liabilities	(6)	(3)	(3)
Property and equipment	(3)	(1)	(12)
Goodwill and intangibles	(253)	(303)	—
Research and development tax credits	—	—	(6)
Unrealized foreign exchange gains and losses	—	(11)	(8)
Debt issuance costs	(3)	(3)	—
Other	—	(3)	—
Total net deferred tax liabilities	(265)	(324)	(29)
Deferred tax assets, net	$97	$58	$34

The deferred tax assets are reduced by a valuation allowance if, upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company relies on existing deferred tax liabilities and forecasted taxable income in each applicable taxable jurisdiction in determining whether to reduce net deferred tax assets by a valuation allowance.

The 2017 Tax Act one-time repatriation tax liability effectively taxed the undistributed earnings previously deferred from U.S. income taxes. We have not provided for foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be indefinitely reinvested. If such earnings were to be distributed, any foreign withholding tax would not be significant.

Net operating losses carried forward as of December 31, 2018 were $1,083 million. Of these, $191 million and $731 million relate to Canadian and foreign losses, respectively, set to expire between 2026 and 2038, $158 million relate to U.S. losses which have no expiry and are subject to an annual limitation of 80% of taxable income, and $3 million related to other foreign losses which have no future expiry. The U.S. Domestication does not impact the availability of the Canadian and foreign losses carried forward to future years.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Net capital losses carried forward as of December 31, 2018 were $106 million related to Canada. The benefit of these losses has not been recognized, as the Company is not likely to generate sufficient capital gains to utilize the losses. The net capital losses in Canada have no expiry.

The Company also has tax credits carried forward of $214 million at December 31, 2018, related to research and development expenditures. Of these tax credits, $137 million relate to Canadian operations, set to expire between 2019 and 2023, and $77 million relate to U.S. operations set to expire between 2019 and 2038.

As of December 31, 2018, 2017 and 2016, there were $94 million, $132 million on and $133 million of unrecognized tax benefits that, if recognized, would be recognized as a component of income tax expense (benefit).

The following table summarizes the changes in unrecognized tax benefits:

	Year ended December 31,
	2018	2017	2016
Balance, beginning of year	$132	$133	$119
Gross increases related to prior period tax positions	9	5	7
Gross increases related to current period tax positions	13	6	10
Decrease related to resolution of audits with tax authorities	(28)	—	—
Expiration of the statute of limitations	(22)	(21)	(6)
Foreign currency translation	(10)	9	3
Balance, end of year	$94	$132	$133

The Company and its subsidiaries file income tax returns in Canada, the United States, and various foreign jurisdictions. With some exceptions, the Company remains subject to income tax examination in Canada for years after 2012, and in the United States for years after 1999.

The Canada Revenue Agency (“CRA”) commenced its examination of the 2014 income tax returns in February 2017, which is anticipated to be completed by the end of 2019. The CRA is also examining research and development expenditures claimed in years from 2009 to 2016. There are no significant audits underway in any of the foreign jurisdictions. While it is difficult to predict the outcome or timing of a particular tax matter, the Company believes it has adequately provided reserves for reasonably foreseeable outcomes related to these matters.

It is reasonably possible that a reduction of up to $8 million of unrecognized tax benefit and related interest and penalties will occur within the next twelve months because of the expiration of certain statutes of limitation.

The Company records interest and penalties accrued or recovered in relation to unrecognized tax benefits in income tax expense. During the years ended December 31, 2018, 2017 and 2016, the Company recognized increases/(decreases) in interest and penalties of ($7) million, $4 million and $1 million, respectively.

The amount of interest and penalties recognized in the Consolidated Balance Sheet was $7 million, $15 million, and $11 million at December 31, 2018, 2017 and 2016, respectively.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

20.  EARNINGS PER SHARE

The following table includes the calculation of basic and diluted EPS:

	Year ended December 31,
	2018	2017	2016

Net (loss) income	$(1,264)	$58	$68
Weighted average number of common shares outstanding - basic	58.1	41.2	36.4
Weighted dilutive effect of equity awards	—	0.1	0.1
Weighted average number of common shares outstanding - diluted	58.1	41.3	36.5
Earnings per common share:
Basic	$(21.76)	$1.41	$1.87
Dilutive	$(21.76)	$1.40	$1.86

For each of the years ended December 31, 2017 and 2016, approximately 4 million awards were excluded from the diluted weighted average number of ordinary common shares outstanding calculation because their effect would have been anti-dilutive.

21.  COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of December 31, 2018, the Company is committed under legally enforceable agreements for purchase and rental payments for amounts as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease obligations	$25	$22	$22	$20	$20	$99	$208
Capital lease commitments	7	4	2	—	—	—	13

For the years ended December 31, 2018, 2017 and 2016, the Company has recorded total lease expenses of $36 million, $37 million and $33 million, respectively.

Capital leases are a component of property, plant and equipment in the Company’s Consolidated Balance Sheets for the periods ended December 31, 2018 and 2017. The capital lease net balance was $10 million and $12 million for the years ended December 31, 2018 and 2017, respectively.

Contingencies in the Normal Course of Business

As discussed in Note 6, satellite construction contracts may include performance incentives whereby payment for a portion of the purchase price of the satellite is contingent upon in-orbit performance of the satellite. The Company’s ultimate receipt of orbital performance incentives is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. A complete or partial loss of a satellite’s functionality can result in loss of orbital receivable payments or repayment of amounts received by the Company under a warranty payback arrangement. The Company generally receives the present value of the orbital receivables if there is a launch failure or a failure caused by a customer error, but will forfeit some or all of the orbital receivables if the loss is caused by satellite failure or as a result of Company error. The Company recognizes orbital performance incentives in the financial statements based on the amounts that are expected to be received and believes that it will not incur a material loss relating to the incentives recognized.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company may incur liquidated damages on programs as a result of delays due to slippage, or for programs which fail to meet all milestone requirements as outlined within the contractual arrangements with customers. Losses on programs related to liquidated damages result in a reduction of revenue recognition.

The Company enters into agreements in the ordinary course of business with resellers and others. Most of these agreements require the Company to indemnify the other party against third-party claims alleging that one of its products infringes or misappropriates a patent, copyright, trademark, trade secret or other intellectual property right. Certain of these agreements require the Company to indemnify the other party against claims relating to property damage, personal injury or acts or omissions by the Company, its employees, agents or representatives.

From time to time, the Company has made guarantees regarding the performance of its systems to its customers. Some of these agreements do not limit the maximum potential future payments the Company could be obligated to make. The Company evaluates and estimates potential losses from such indemnification based on the likelihood that the future event will occur. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such indemnification and guarantees in the Consolidated Financial Statements.

The Company has entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to entering into contracts for its products and services from certain customers in foreign countries. These agreements are designed to return economic value to the foreign country and may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects. These agreements may provide for penalties in the event the Company fails to perform in accordance with offset requirements. The Company has historically not been required to pay any such penalties.

Legal Proceedings

The Company is a party to various other legal proceedings and claims that arise in the ordinary course of business as either a plaintiff or defendant. The Company analyzes all legal proceedings and the allegations therein. The outcome of any of these other proceedings, either individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

22.  SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities were as follows:

	Year ended December 31,
	2018	2017	2016
Supplemental cash flow information:
Cash paid for interest	$(152)	$(41)	$(30)
Income tax refunds (payments)	1	1	(7)
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	$22	$18	$2
Acquisitions	24	1,197	—

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

23.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data (unaudited) for the periods presented was as follows:

	2018				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenues	$557	$579	$509	$496	$374	$375	$337	$545

Net (loss) income - IFRS	31	(18)	(433)	(961)	4	19	13	64
Net (loss) income - U.S. GAAP Adjustments	(16)	(22)	144	11	(15)	(7)	(11)	(9)
Net (loss) income	$15	$(40)	$(289)	$(950)	$(11)	$12	$2	$55

Earnings per share, basic	$0.27	$(0.70)	$(4.90)	$(16.10)	$(0.31)	$0.33	$0.05	$1.00
Earnings per share, diluted	$0.26	$(0.70)	$(4.90)	$(16.10)	$(0.31)	$0.32	$0.05	$0.98

24.  SUBSEQUENT EVENTS

On January 1, 2019 the Company completed the previously announced U.S. Domestication which marks a major milestone in the Company’s long-term U.S. Access Plan, enhances the Company’s ability to provide and support classified applications for U.S. Government agencies and fulfills a commitment made in acquiring DigitalGlobe, which was approved by the Company’s stockholders at that time.

On February 27, 2019, the Company announced a restructuring plan to implement cost-saving measures, including a reduction in the Company’s workforce. As a part of these efforts, the Company will reduce its overall workforce headcount by approximately 250 employees. This reduction in the Company’s workforce is expected to be substantially completed in the first quarter of 2019. The Company estimates that it will incur approximately $15 to $22 million of one-time pre-tax charges related to the restructuring.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Management, including our CEO and CFO, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.

The Company experienced many significant events and challenges during the reporting period including: (i) acceleration of U.S. domestication resulting in IFRS to U.S. GAAP conversion as of December 31st 2018, (ii) implementation of multiple critical financial reporting systems and the embedded user access configurations, (iii) significant, complex, non-routine transactions, (iv) unexpected high turnover of critical accounting and finance roles, and (v) an accelerated timeline (of less than a year from planning to effective execution) to become compliant with Section 404(a) of Sarbanes-Oxley for a significant portion of reporting units representing approximately 60% of total revenue.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed under the supervision of the CEO and CFO, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, under the oversight of the principal executive and principle financial officers, and Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis. Based up that evaluation, management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2018.

Insufficient Complement of Personnel. Management did not maintain a sufficient complement of trained resources to fully support the significant business changes and the related impacts on the internal control over financial reporting.

Insufficient Identification and Assessment of Changes. Management did not have an effective continuous risk assessment process that was responsive to the rapid rate of change.

As a consequence of the underlying root causes related to personnel and risk assessment, the Company did not have effective control activities related to the design, operation, and documentation of process-level controls over: (i) the cost-to-cost method used to determine the percentage-of-completion method affecting revenue and cost of sales (ii) the measurement and disclosures of current and deferred income taxes and related valuation allowance and (iii) commitment and contingency disclosures.

No material errors were identified in the financial statements as a result of the material weaknesses. As a result of the material weaknesses, the Company concluded that our internal control over financial reporting was not effective as of December 31, 2018.

Our independent registered public accounting firm has issued an adverse report on the effectiveness of our internal control over financial reporting which appears on page 56 of this Annual Report on Form 10-K.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management has initiated, and will continue to implement, remediation measures related to analyzing changes in the business and assessing key controls that are responsive to those changes. Additionally, management will provide more comprehensive training to ensure process owners and control operators have robust understanding of the documentation requirements in advance of the control operation.

In addition, management is in the process of automating and reducing the complexity of the underlying processes and disaggregating the review of the key inputs utilized in developing the underlying estimates for revenue and cost of sales under the percentage-of-completion method, improving our evidentiary documentation over the review of key inputs, criteria for investigation, level of precision, and management’s expectations and judgments, and ensuring sufficient time is allowed for an effective documentation of the review to occur.

We believe these measures, and others that may be implemented, will remediate the material weaknesses in internal control over financial reporting described above.

Changes in Internal Control over Financial Reporting

Due to the acquisition of DigitalGlobe in the fourth quarter of 2017 and becoming a Securities and Exchange Commission (“SEC”) registrant in 2017, we had until the year ended December 31, 2018 to ensure that our internal control over financial reporting is in compliance with the requirements of Section 404(a) of Sarbanes-Oxley, and the related rules of the SEC. Otherwise, except for the material weaknesses described above which were identified in the fourth quarter, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Because of the inherent limitations in a cost-effective control system, any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will prevent or detect all misstatements, due to error or fraud, from occurring in the consolidated financial statements. Additionally, management is required to use judgment in evaluating controls and procedures.

ITEM 9B.  OTHER INFORMATION

Restructuring

On February 27, 2019, the Company announced a restructuring plan to implement cost-saving measures, including a reduction in the Company’s workforce. As a part of these efforts, the Company will reduce its overall workforce headcount by approximately 250 employees. This reduction in the Company’s workforce is expected to be substantially completed in the first quarter of 2019.

The Company estimates that it will incur approximately $15 to $22 million of one-time pre-tax charges related to the restructuring. These cash charges are expected to be incurred primarily during the first half of 2019.

The charges that the Company expects to incur in connection with the workforce reduction are estimates and subject to a matter of assumptions, and actual results may differ materially. The Company may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reduction.

Employment Agreement

On February 27, 2019, we entered into an employment agreement with Mr. Jablonsky. The agreement provides that Mr. Jablonsky’s employment with us is at-will, and that during his employment he will be paid an initial annual base salary of $700,000 and be eligible to receive an annual performance bonus targeted at 100% of his base salary, as determined by our Board of Directors or our Compensation Committee. The agreement provides that Mr. Jablonsky will be granted equity awards in 2019 with an aggregate grant value of $2,000,000, and that such awards will be delivered in the form of service- and/or performance-vesting restricted stock units or other equity-linked awards, with terms determined by our Board of Directors and/or our Compensation Committee. The target grant value is subject to reduction if the 2019 equity award target grant value for other of our executives is reduced due to insufficient share reserves under our equity plan, and if such a reduction occurs, Mr. Jablonsky and other of our executives may be eligible to receive a cash award or future equity award to offset the reduction in the discretion of our Board of Directors and/or our Compensation Committee.

Mr. Jablonsky will be entitled to severance if he is terminated by us without “cause” or for “good reason” (each as defined in the agreement) (in either case a “covered termination”). If he experiences a covered termination that is not in connection with a change in control of Maxar, then he will be entitled to the following: (i) 18 months of salary continuation; (ii) an amount equal to 1.5 times his target annual bonus, payable in installments over the 18-month salary continuation period; (iii) a prorated annual bonus for the year of termination, paid at the same time annual bonuses are paid to our other executives; (iv) continued vesting of his outstanding equity awards over the 12-month period following his termination; and (v) up to 18 months of continued coverage under our group health plan (or reimbursement for such costs).

If Mr. Jablonsky experiences a covered termination that occurs during the period beginning three months before and ending 12 months after a change in control of Maxar, then he will be entitled to the following: (i) a payment equal to 2.5 times the sum of his then-current base salary plus his target annual bonus for the year of termination, generally payable in a lump sum unless the covered termination occurs before the change in control; (ii) full vesting acceleration of his outstanding equity awards, with any performance conditions calculated based on the higher of actual achievement and prorated target achievement; and (iii) up to 24 months of continued coverage under our group health plan (or reimbursement for such costs).

Additionally, if Mr. Jablonsky’s employment with us terminates due to his death or disability, he (or his estate) will be entitled to a prorated annual bonus for the year of termination, paid at the same time annual bonuses are paid to our other executives and continued vesting of his outstanding equity awards over the 12-month period following his termination.

Mr. Jablonsky’s (or his estate’s) receipt of any severance benefits under the agreement is subject to Mr. Jablonsky (or his estate) signing a release of claims in our favor. As required by the employment agreement, Mr. Jablonsky also entered into our employee proprietary information, invention and non-competition agreement, which includes standard confidentiality and inventions assignment provisions, and non-competition and non-solicitation restrictions.

The foregoing summary of the employment agreement is subject to, and qualified in its entirety by, the complete text of the employment agreement, which is attached hereto as Exhibit 10.3.2 and incorporated herein by reference.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Information about our Directors will be included in the Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

EXECUTIVE OFFICERS

The Executive Officer information will be included in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

AUDIT COMMITTEE FINANCIAL EXPERT

The information as to the Audit Committee and the Audit Committee Financial Expert will be included in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

CODE OF ETHICS

Information about our Code of Ethics will be included in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

OTHER DISCLOSURES

Other disclosures required by this Item will be included in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

Information concerning Executive Compensation will be included in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management will be included in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information as to Certain Relationships and Related Transactions and Director Independence will be included in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information as to Principal Accountant Fees and Services and Audit Committee Pre-Approval will be included in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
1)	All financial statements:

2)	Financial statement schedules:

Financial statement schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes thereto.

3)	Exhibits:

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Secretary of the State of Delaware.	8-K	001-38228	3.1	1/2/19

3.2	Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.2	1/2/19

4.1	Restated Credit Agreement by and among Maxar Technologies Ltd., Royal Bank of Canada and the Lenders named therein, dated as of October 5, 2017.	6-K	001-38228	10.1	10/16/17

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
4.2	First Amending Agreement dated as of December 21, 2018 to the Restated Credit Agreement dated as of October 5, 2017					X

4.3	Second Amending Agreement dated as of December 21, 2018 to the Restated Credit Agreement dated as of October 5, 2017	6-K	001-38228	99.2	12/21/2018

10.1.1#	EnhancedView Imagery Acquisition Contract #HM021010C0002, dated August 6, 2010, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q/A	001-34299	10.1	5/24/11

10.1.2#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated July 25, 2011.	10-Q/A	001-34299	10.1	2/24/12

10.1.3#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated October 31, 2011.	10-K	001-34299	10.4	2/29/12

10.1.4#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated February 15, 2012.	10-Q	001-34299	10.46	5/1/12

10.1.5#	Modification P00024 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of July 24, 2012.	10-Q	001-34299	10.52	10/31/12

10.1.6#	Modification P00032 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of December 26, 2012.	10-K	001-34299	10.53	2/26/13

10.1.7#	Modifications Nos. P00033 and P00034 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.56	5/7/13

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.8#	Modification Nos. P00035-38 to Contract #HM021010C002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.60	8/6/13

10.1.9#	EnhancedView Imagery Acquisition Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated September 1, 2013 and Modification P00001	10-Q	001-34299	10.2	10/31/13

10.1.10#	Modification P00002 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.10	2/26/14

10.1.11#	Modification P00003 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.11	2/26/14

10.1.12#	Modification P00004 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	5/1/14

10.1.13#	Modification P00005 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.2	5/1/14

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.14#	Modification P00006 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.3	5/1/14

10.1.15#	Modification P0007 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.4	5/1/14

10.1.16#	Modification P00008 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	7/31/14

10.1.17#	Modification P00009 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.2	7/31/14

10.1.18#	Modification P00010 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.3	7/31/14

10.1.19#	Modification P00011 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.4	7/31/14

10.1.20#	Modification P00012 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	10/30/14

10.1.21#	Modification P00013 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.21	2/26/15

10.1.22#	Modification P00014 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.22	2/26/15

10.1.23#	Modification P00015 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.23	2/26/15

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

10.1.24#	Modification P00016 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.24	2/26/15

10.1.25#	Modification P00017 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	4/30/15

10.1.26#	Modification P00018 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.2	4/30/15

10.1.27#	Modification P00019 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.3	4/30/15

10.1.28#	Modification P00020 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	10/29/15

10.1.29#	Modification P00021 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.29	2/25/16

10.1.30#	Modification P00022 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.30	2/25/16

10.1.31#	Modification P00023 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.31	2/25/16
10.1.32#	Modification P00024 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.32	2/25/16

10.1.33#	Modification P00025 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	4/27/16

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

10.1.34#	Modification P00026 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.2	4/27/16

10.1.35#	Modification P00027 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.3	4/27/16

10.1.36#	Modification P00029 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.4	4/27/16

10.1.37#	Modification P00030 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	7/28/16

10.1.38#	Modification P00031 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	10/25/16

10.1.39#	Modification P00032 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.2	10/25/16

10.1.40#	Modification P00033 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.3	10/25/16

10.1.41#	Modification P00034 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.4	10/25/16

10.1.42#	Modification P00035 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.43	2/27/17

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.43#	Modification P00036 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.44	2/27/17

10.1.44#	Modification P00028 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.42	2/27/17

10.1.45#	Modification P00037 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	5/2/17

10.1.46#	Modification P00038 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.2	5/2/17

10.1.47#	Modification P00039 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.3	5/2/17

10.1.48#	Modification P00040 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.4	5/2/17

10.1.49#	Modification P00041 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	7/26/17

10.1.50#	Modification P00042 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.2	7/26/17

10.1.51#	Modification P00043 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.3	7/26/17

10.1.52#	Modification P00044 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.4	7/26/17

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

10.1.53#	Modification P00045 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.5	7/26/17

10.1.54#	Modification P00046 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.55#	Modification P00047 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.56#	Modification P00048 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.57#	Modification P00049 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.58#	Modification P00050 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.59#	Modification P00051 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.60#	Modification P00052 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.61#	Modification P00053 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.62#	Modification P00054 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.63#	Modification P00055 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.64#	Modification P00056 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.65#	Modification P00057 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.66#	Modification P00058 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.67#	Modification P00059 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.68#	Modification P00060 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.1.69#	Modification P00061 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.2*	Form of Indemnification Agreement.	8-K		10.12	1/2/19

10.3.1*	Biggs Porter Employee Term Sheet					X

10.3.2*	Daniel Jablonsky Employee Agreement					X

10.4*	Maxar Technologies Ltd. Omnibus Equity Incentive Plan	S-8	001-38228	4.3	10/6/17

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.4.1*	Amendment to the Maxar Technologies Ltd. Omnibus Equity Incentive Plan	S-8	001-38228	4.3	5/15/18

10.4.2*	Amendment to the Maxar Technologies Ltd. Omnibus Equity Incentive Plan	S-8	001-38228	4.13	1/2/19

10.4.3*	Form of LTIP Award Omnibus Equity Incentive Plan (U.S. Employees)					X

10.4.4*	Form of LTIP Award Omnibus Equity Incentive Plan (Canadian Employees)					X

10.4.5*	Form of RSU Award Omnibus Equity Incentive Plan (U.S. Employees)					X

10.4.6*	Form of RSU Award Omnibus Equity Incentive Plan (Canadian Employees)					X

10.5*	Maxar Technologies Ltd. Employee Stock Option Plan	S-8	001-38228	4.2	10/6/17

10.5.1*	Form of Restricted Share Unit Award Agreement Employee Stock Option Plan	S-8	001-38228	4.5	10/6/17

10.5.2*	Form of Restricted Share Unit Award Agreement	S-8	001-38228	4.6	10/6/2017

10.5.3*	Amendment to Restricted Share Unit Award Agreement	S-8	001-38228	4.7	10/6/2017

10.6*	MacDonald, Dettwiler and Associates Ltd. 2014 Long-Term Incentive Plan	S-8	001-38228	4.6	7/14/17

10.6.1*	Amendment to MacDonald, Dettwiler and Associates Ltd. 2014 Long-Term Incentive Plan	S-8	001-38228	4.10	1/2/19

10.6.2*	Form Award Agreement – 2014 Long-Term Incentive Plan (Canadian Employees)	S-8	001-38228	4.10	7/14/17

10.6.3*	Form Award Agreement – 2014 Long-Term Incentive Plan (U.S. Employees)	S-8	001-38228	4.11	7/14/17

10.7*	MacDonald, Dettwiler and Associates Ltd. 2015 Long-Term Incentive Plan	S-8	001-38228	4.7	7/14/17

10.7.1*	Amendment to MacDonald, Dettwiler and Associates Ltd. 2015 Long-Term Incentive Plan	S-8	001-38228	4.11	1/2/19

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

10.7.2*	Form Award Agreement – 2015 Long-Term Incentive Plan (Canadian Employees)	S-8	001-38228	4.12	7/14/17

10.7.3*	Form Award Agreement – 2015 Long-Term Incentive Plan (U.S. Employees)	S-8	001-38228	4.13	7/14/17

10.8*	MacDonald, Dettwiler and Associates Ltd. 2016 Long-Term Incentive Plan	S-8	001-38228	4.8	7/14/17

10.8.1*	Amendment to MacDonald, Dettwiler and Associates Ltd. 2016 Long-Term Incentive Plan	S-8	001-38228	4.12	1/2/19

10.8.2*	Form Award Agreement – 2016 Long-Term Incentive Plan (Canadian Employees)	S-8	001-38228	4.14	7/14/17

10.8.3*	Form Award Agreement – 2016 Long-Term Incentive Plan (U.S. Employees)	S-8	001-38228	4.15	7/14/17

10.9*	MacDonald, Dettwiler and Associates Ltd. 2017 Long-Term Incentive Plan	S-8	001-38228	4.4	10/6/17

10.9.1*	Amendment to MacDonald, Dettwiler and Associates Ltd. 2017 Long-Term Incentive Plan	S-8	001-38228	4.14	1/2/19

10.10*	Form of Restricted Share Unit Award Agreement for Non-U.S. Grantees.	10-Q	001-34299	10.5	5/2/17

10.11	2012 Credit Agreement by and among MacDonald, Dettwiler and Associates Ltd., Royal Bank of Canada and the Lenders named therein, dated as of November 2, 2012.	F-4	001-38228	10.1	4/27/17

10.12	Note Purchase Agreement, dated as of November 2, 2012	F-4	001-38228	10.2	4/27/17

10.13#	Limited Recourse Receivables Purchase Agreement dated September 16, 2016 among Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd., and ING Bank N.V.	F-4/A	001-38228	10.4	6/2/17

10.14	Security Control Agreement	F-4	001-38228	10.3	4/27/17

21.1	Subsidiaries of the Registrant.					X

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101+

The following materials for the Maxar Technologies Inc. Annual Report on Form 10-K for the year ended December 31, 2018, Commission File No. 001-38228, formatted in eXtensible Business Reporting Language (XBRL):

(i.) Audited Consolidated Statements of Operations

(ii.) Audited Consolidated Balance Sheets

(iii.) Audited Consolidated Statements of Cash Flows

(iv.) Audited Consolidated Statements of Stockholders’ Equity and Statement of Comprehensive

Income (Loss)

(v.) Related notes, tagged or blocks of text

X

#Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

*Management contract or compensatory plan arrangement.

+XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2019Maxar Technologies Inc.

By:    /s/ Biggs C. Porter

Biggs C. Porter

Executive Vice President and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel L. Jablonsky	President and Chief Executive Officer	March 1, 2019
Daniel L. Jablonsky	(Principal Executive Officer), Director

/s/ Biggs C. Porter	Executive Vice President and Chief Financial Officer	March 1, 2019
Biggs C. Porter	(Principal Financial Officer, and Duly Authorized Officer)

/s/ Jose A. Torres, Jr.	Senior Vice President and Chief Accounting Officer	March 1, 2019
Jose A. Torres, Jr.	(Principal Accounting Officer)

/s/ General Howell M. Estes III	Director	March 1, 2019
General Howell M. Estes III

/s/ Dennis Chookaszian	Director	March 1, 2019
Dennis Chookaszian

/s/ Nick S. Cyprus	Director	March 1, 2019
Nick S. Cyprus

/s/ Lori B. Garver	Director	March 1, 2019
Lori B. Garver

/s/ Joanne O. Isham	Director	March 1, 2019
Joanne O. Isham

/s/ C. Robert Kehler	Director	March 1, 2019
C. Robert Kehler

/s/ Brian Kenning	Director	March 1, 2019
Brian Kenning

/s/ L. Roger Mason, Jr.	Director	March 1, 2019
L. Roger Mason, Jr.
/s/ Robert L. Phillips	Director	March 1, 2019
Robert L. Phillips

/s/ Eric J. Zahler	Director	March 1, 2019
Eric J. Zahler