Form 10-Q
period 2019-03-31
Maxar Technologies Inc.
filed 2019-05-09
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-38228

Maxar Technologies Inc.

Delaware	83-2809420
(State or jurisdiction of incorporation)	(IRS Employer Identification Number)

1300 W. 120th Avenue, Westminster, Colorado	80234
(Address of principal executive offices)	(Zip Code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, at $0.0001 par value	MAXR	New York Stock Exchange Toronto Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2019, there were 59,594,485 shares of the registrant’s common stock, at $0.0001 par value, outstanding.

Explanatory Note

As a result of our domestication to the United States on January 1, 2019, Maxar Technologies Inc. is the successor issuer to Maxar Technologies Ltd. pursuant to Rule 12g-3(a) under the Exchange Act and will file periodic and other reports required by the Exchange Act.

Maxar Technologies Inc.

Quarterly Report on Form 10-Q

For the period ended March 31, 2019

PART I. FINANCIAL INFORMATION

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Product	$194	$228
Service	310	329
Total revenues	504	557
Costs and expenses:
Product costs, excluding depreciation and amortization	197	187
Service costs, excluding depreciation and amortization	110	119
Selling, general and administrative	103	103
Depreciation and amortization	98	111
Operating (loss) income	(4)	37
Interest expense, net	49	53
Other expense, net	6	1
(Loss) before taxes	(59)	(17)
Income tax benefit	(1)	(32)
Equity in loss from joint ventures, net of tax	1	—
Net (loss) income	$(59)	$15

(Loss) earnings per common share:
Basic	$(0.99)	$0.27
Diluted	$(0.99)	$0.26

See accompanying notes to the unaudited condensed consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(In millions)

	Three Months Ended
	March 31,
	2019	2018
Net (loss) income	$(59)	$15
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(9)	3
Net (loss) on hedge of net investment in foreign operations	5	(8)
Unrealized loss on derivatives	(4)	(3)
Change in pension and other postretirement benefit plans	2	—
Other comprehensive loss, net of tax	(6)	(8)
Comprehensive (loss) income, net of tax	$(65)	$7

See accompanying notes to the unaudited condensed consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Balance Sheets

(In millions)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$45	$35
Trade and other receivables, net	467	464
Inventory	26	31
Advances to suppliers	17	42
Income taxes receivable	16	14
Prepaid and other current assets	61	51
Total current assets	632	637
Non-current assets:
Orbital receivables	400	407
Deferred tax assets	108	103
Property, plant and equipment, net	768	747
Intangible assets, net	1,175	1,232
Non-current operating lease assets	129	—
Goodwill	1,751	1,751
Other assets	115	124
Total assets	$5,078	$5,001
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$190	$209
Accrued liabilities	62	116
Accrued compensation and benefits	101	100
Contract liabilities	309	361
Current portion of long-term debt	19	17
Current operating lease liabilities	33	—
Other current liabilities	52	46
Total current liabilities	766	849
Non-current liabilities:
Pension and other postretirement benefits	194	196
Contract liabilities	43	60
Operating lease liabilities	137	—
Long-term debt	3,174	3,030
Other non-current liabilities	184	222
Total liabilities	4,498	4,357
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized and 59.6 million outstanding at March 31, 2019; nil par value, unlimited authorized common shares and 59.4 million outstanding at December 31, 2018)	—	1,713
Additional paid-in capital	1,774	59
Accumulated deficit	(1,271)	(1,211)
Accumulated other comprehensive income	76	82
Total Maxar stockholders' equity	579	643
Noncontrolling interest	1	1
Total stockholders' equity	580	644
Total liabilities and stockholders' equity	$5,078	$5,001

See accompanying notes to the unaudited condensed consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In millions)

	Three Months Ended
	March 31,
	2019	2018
Cash flows provided by (used in):
Operating activities:
Net (loss) income	$(59)	$15
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property, plant and equipment	30	37
Amortization of intangible assets	68	74
Stock-based compensation expense (recovery)	1	(1)
Amortization of debt issuance costs and other noncash interest expense	2	2
Inventory impairment	3	—
Foreign exchange losses	6	1
Deferred income tax (benefit)	—	(24)
Other	4	2
Changes in operating assets and liabilities:
Trade and other receivables	6	(35)
Accrued compensation and benefits	1	(26)
Trade and other payables	(11)	(47)
Accrued liabilities	(56)	22
Contract liabilities	(71)	(26)
Advances to suppliers	25	15
Deferred tax assets	(5)	(18)
Deferred tax liabilities	2	31
Other liabilities	4	(28)
Other	(8)	(7)
Cash used in operating activities	(58)	(13)

Investing activities:
Purchase of property, plant and equipment	(59)	(43)
Purchase or development of intangible assets	(14)	(17)
Disposal of subsidiary and short-term investments	—	5
Cash used in investing activities	(73)	(55)

Financing activities:
Net proceeds from revolving credit facility	150	90
Repayments of long-term debt	(6)	(5)
Settlement of securitization liability	(4)	(4)
Payment of dividends	(1)	(16)
Change in overdraft balance	—	2
Cash provided by financing activities	139	67
Increase (decrease) in cash, cash equivalents, and restricted cash	8	(1)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	1	—
Cash, cash equivalents, and restricted cash, beginning of year	43	42
Cash, cash equivalents, and restricted cash, end of period	$52	$41

Reconciliation of cash flow information:
Cash and cash equivalents	45	25
Restricted cash included in prepaid and other current assets	6	7
Restricted cash included in other assets	1	9
Total cash, cash equivalents, and restricted cash	$52	$41

See accompanying notes to the unaudited condensed consolidated financial statements

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Change in Stockholders’ Equity

(In millions)

Three months ended March 31, 2019:

	Common Stock		Additional	Retained earnings	Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	(Accumulated deficit)	comprehensive income (loss)	interest	equity
Balance as of December 31, 2018	59.4	$1,713	$59	$(1,211)	$82	$1	$644
Reclassification of APIC due to U.S. Domestication	—	(1,713)	1,713	—	—	—	—
Common stock issued under employee stock purchase plan	0.1	—	1	—	—	—	1
Common stock issued upon vesting or exercise of stock-based compensation awards	0.1	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	1	—	—	—	1
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive income (loss)	—	—	—	(59)	(6)	—	(65)
Balance as of March 31, 2019	59.6	$—	$1,774	$(1,271)	$76	$1	$580

Three months ended March 31, 2018:

	Common Stock		Additional	Retained earnings	Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	(Accumulated deficit)	comprehensive income (loss)	interest	equity
Balance as of December 31, 2017	56.2	$1,550	$51	$118	$113	$1	$1,833
Common stock issued under employee stock purchase plan	0.1	1	—	—	—	—	1
Common stock issued upon vesting or exercise of stock-based compensation awards	0.1	7	(7)	—	—	—	—
Reclassification of liability classified stock-based compensation awards to equity classified	—	—	1	—	—	—	1
Equity classified stock-based compensation expense	—	—	8	—	—	—	8
Dividends ($0.29 per common share)	—	—	—	(16)	—	—	(16)
Comprehensive income (loss)	—	—	—	15	(8)	—	7
Balance as of March 31, 2018	56.4	$1,558	$53	$117	$105	$1	$1,834

See accompanying notes to the unaudited condensed consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of dollars, unless otherwise noted)

1.  GENERAL BUSINESS DESCRIPTION

Maxar Technologies Inc. (the “Company” or “Maxar”) is a global leader of advanced space technology solutions and is at the nexus of the new space economy, developing and sustaining the infrastructure and delivering the information, services, and systems that unlock the promise of space for commercial and government markets. As a trusted partner, the Company provides vertically integrated capabilities and expertise including satellites, Earth imagery, robotics, geospatial data and analytics to help customers anticipate and address their most complex mission-critical challenges with confidence. Maxar’s common stock trades on the New York Stock Exchange and Toronto Stock Exchange under the ticker MAXR.

Maxar’s businesses are organized and managed in three reportable segments: Space Systems, Imagery and Services.

On January 1, 2019, the Company completed a reorganization of its corporate structure pursuant to which the Company directly acquired all of the issued and outstanding shares of Maxar Technologies Ltd. (“Maxar Canada”), and the Company replaced Maxar Canada as the publicly-held parent company of the Maxar group (“U.S. Domestication”). Since its inception, Maxar Canada reported to securities regulators in both Canada and the U.S., financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Upon completion of the U.S. Domestication, and including the report herein, the Company has prepared its financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Maxar Technologies Inc., and all of its consolidated subsidiary entities. The Company’s Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  All intercompany balances and transactions are eliminated on consolidation.

The Company’s Unaudited Condensed Consolidated Financial Statements are presented in U.S. dollars and have been prepared on a historical cost basis, except for certain financial assets and liabilities including derivative financial instruments which are stated at fair value.

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed with the SEC. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. In management’s opinion, all adjustments of a normal recurring nature that are necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included.

Use of estimates, assumptions and judgments

The preparation of the Unaudited Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the reporting date, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared using the most current and best available information; however, actual results could differ materially from those estimates.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which together with subsequent amendments is included in ASC 842 – Leases. This new standard requires that all leases with an initial term greater than one year be recorded on the balance sheet as a right-of-use asset and lease liability. Additional qualitative and quantitative disclosures are also required. The Company adopted the lease standard on January 1, 2019 using the modified retrospective transition approach on the effective date. The Company has elected the package of practical expedients, which allows the Company not to reassess whether any expired or existing contracts as of the adoption date are or contain a lease, lease classification for any expired or existing leases as of the adoption date and initial direct costs for any existing leases as of the adoption date. The Company has not elected the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets.

Upon adoption, the Company recognized operating lease right-of-use assets and lease liabilities of $133 million and $176 million, respectively in its Unaudited Condensed Consolidated Balance Sheets. There were no material impacts to the Unaudited Condensed Consolidated Statements of Operations or Unaudited Condensed Consolidated Statements of Cash Flows. See Note 7 in this Quarterly Report on Form 10-Q for details.

Taxes

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted the update on January 1, 2019. There was no material impact on the Unaudited Condensed Consolidated Financial Statements.

Recent Accounting Guidance Not Yet Adopted

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which together with subsequent amendments is included in ASC 326 – Financial Instruments – Credit Losses. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. These updates are effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this guidance may have on the Company’s financial statements.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

3.  TRADE AND OTHER RECEIVABLES, NET

Trade and other receivables, net consisted of the following:

	March 31,	December 31,
	2019	2018
Billed	$207	$242
Unbilled	213	172
Total trade receivables	420	414
Orbital receivables, current portion	34	34
Other	14	17
Allowance for doubtful accounts	(1)	(1)
Total trade and other receivables, net	$467	$464

Orbital receivables relate to performance incentives due under certain satellite construction contracts that are paid over the in-orbit life of the satellite. As of March 31, 2019 and December 31, 2018, long-term orbital receivables were $400 million and $407 million, respectively, and are included in Non-current assets on the Unaudited Condensed Consolidated Balance Sheets.

4.  INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2019	2018
Raw materials	$15	$21
Work in process	11	10
Total inventory	$26	$31

5.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2019	2018
Satellites	$397	$397
Equipment	229	229
Leasehold improvements	97	97
Computer hardware	92	92
Land and land improvements	88	88
Buildings	46	46
Furniture and fixtures	19	19
Construction in process	193	142
Property, plant and equipment, at cost	1,161	1,110
Accumulated depreciation	(393)	(363)
Property, plant and equipment, net	$768	$747

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Depreciation expense for property, plant and equipment was $30 million and $37 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

6.  INTANGIBLE ASSETS

Intangible assets are as follows:

	March 31, 2019			December 31, 2018
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$619	$(70)	$549	$619	$(58)	$561
Backlog	332	(145)	187	332	(120)	212
Technologies	329	(101)	228	330	(86)	244
Software	210	(80)	130	198	(71)	127
Image library	80	(36)	44	80	(32)	48
Trade names and other	41	(11)	30	41	(9)	32
Non-compete agreements	21	(14)	7	21	(13)	8
Total intangible assets	$1,632	$(457)	$1,175	$1,621	$(389)	$1,232

Amortization expense related to intangible assets was $68 million and $74 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

7.  LEASES

The Company has both operating and finance leases. The majority of the Company’s leases are operating leases related to buildings. The majority of the Company’s finance leases are related to furniture and equipment.

The Company’s leases have remaining lease terms of one year to 16 years, some of which include options to extend the lease anywhere from one to ten years, and are included in the lease term when it is reasonably certain the Company will exercise the option. The Company has elected as an accounting policy not to recognize any leases with an initial term of 12 months or less on the balance sheet and will recognize the lease payments on a straight-line basis in the statement of operations.

The rate implicit in the lease is typically not readily determinable; in such instances the Company uses an incremental borrowing rate to determine the present value of the lease payments. The Company uses a borrowing rate with a similar term to the lease term and considers any options if they are reasonably certain to be exercised. For adoption, the Company elected to consider the remaining lease term and payments as of the adoption date.

The Company elected the practical expedient not to separate lease and non-lease components. The Company has also elected to include in minimum lease payments any executory costs that are part of the fixed lease payment.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Finance lease cost, variable lease cost, and short-term lease cost are not material. The components of operating lease expense are as follows:

		Three months ended March 31,
	Classification	2019
Operating lease expense	Selling, general, and administrative expense, Product costs, and Service costs	$8

Supplemental lease balance sheet information consists of the following:

		March 31,
	Classification	2019
Assets:
Operating	Non-current operating lease assets	$129
Finance	Property, plant, and equipment, net	9
Total lease assets		$138
Liabilities:
Current
Operating	Current operating lease liabilities	$33
Finance	Other current liabilities	3
Non-current
Operating	Operating lease liabilities	137
Finance	Other non-current liabilities	3
Total lease liabilities		$176

Supplemental lease cash flow information is as follows:

Three months ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9

Other supplemental lease information consists of the following:

March 31,
2019
Weighted average remaining lease term
Operating leases	9 years
Finance leases	3 years
Weighted average discount rate
Operating leases	7.1%
Finance leases	4.7%

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Maturities of lease liabilities are as follows:

	2019 [1]	2020	2021	2022	2023	Thereafter	Less: imputed interest	Total minimum lease payments
Operating leases	$26	$31	$29	$24	$22	$100	$(62)	$170
Finance leases	3	3	1	—	—	9	(10)	6

1Excludes the three months ended March 31, 2019.

8.  RESTRUCTURING LIABILITY

On February 27, 2019, the Company announced a restructuring plan to implement cost-saving measures, including a reduction in the Company’s workforce. The reduction in the Company’s workforce was substantially completed in the first quarter of 2019. Restructuring expense is included in Product costs, excluding depreciation and amortization, Service costs, excluding depreciation and amortization, and Selling, general and administrative expense in the Company’s Unaudited Condensed Consolidated Statements of Operations.

Changes to restructuring liabilities during the period consisted of the following:

Restructuring Liability
Balance as of December 31, 2018	$6
Obligations incurred	20
Payments	(5)
Balance as of March 31, 2019	$21

9.  LONG-TERM DEBT AND INTEREST EXPENSE

	March 31,	December 31,
	2019	2018
Syndicated credit facility:
Revolving loan payable	$734	$595
Operating loan payable in Canadian dollars (March 31, 2019 - C$15 million; December 31, 2018 - C$0 million)	11	—
Term Loan A	500	500
Term Loan B	1,975	1,980
Debt issuance costs	(39)	(41)
Obligations under finance leases and other	12	13
Total long-term debt	3,193	3,047
Current portion	(19)	(17)
Non-current portion	$3,174	$3,030

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Syndicated Credit Facility is composed of: (i) a four-year senior secured first lien revolving credit facility and a four-year senior secured first lien operating facility (collectively, the “Revolving Credit Facility”), (ii) a senior secured first lien term A facility (“Term Loan A”) and (iii) a seven-year senior secured first lien term B facility (“Term Loan B”) in an aggregate principal amount of $3.75 billion. The net proceeds of the Syndicated Credit Facility were used, along with cash on hand, to consummate the acquisition of DigitalGlobe, to refinance all amounts outstanding under the Company’s existing syndicated credit facility and senior term loans, to repay DigitalGlobe’s outstanding indebtedness, to pay transaction fees and expenses, to fund working capital and for general corporate purposes.

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of March 31, 2019 and December 31, 2018, the Company also had $15 million and $18 million, respectively, of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

Interest expense on long-term debt and other obligations are as follows:

	Three Months Ended
	2019	2018
Interest on long-term debt	$45	$40
Interest expense on advance payments from customers	5	8
Interest on orbital securitization liability	2	2
Imputed interest and other	—	2
Capitalized interest	(3)	(1)
Interest expense on dissenting stockholder liability	—	2
Total interest expense	$49	$53

10.  FINANCIAL INSTRUMENTS AND FAIR VALUE DISCLOSURES

Fair value is determined based on the assumptions that market participants would use in pricing the asset or liability. The Company utilizes the following fair value hierarchy in determining fair value:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices)

Level 3: Inputs for the asset or liability that are not based on observable market data (unobservable inputs)

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. These fair values are included as components of Other current liabilities, Other non-current liabilities, Prepaid and other current assets, and Other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

	Recurring Fair Value Measurements of as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$3	$—	$—	$3
Derivative financial instruments
Foreign exchange forward contracts & embedded derivatives	—	4	—	4
	$3	$4	$—	$7

Liabilities
Derivative financial instruments
Foreign exchange forward contracts & embedded derivatives	$—	$3	$—	$3
Interest rate swaps	—	9	—	9
	$—	$12	$—	$12

	Recurring Fair Value Measurements of as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$3	$—	$—	$3
Derivative financial instruments
Foreign exchange forward contracts & embedded derivatives	—	5	—	5
	$3	$5	$—	$8

Liabilities
Derivative financial instruments
Foreign exchange forward contracts & embedded derivatives	—	8	—	8
Interest rate swaps	—	4	—	4
	$—	$12	$—	$12

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

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are all short-term in nature; therefore, the carrying value of these items approximates their fair value. The following tables provide additional fair value information related to the Company’s financial instruments:

	As of March 31, 2019
	Carrying value	Fair value	Fair value hierarchy
Long-term debt, excluding finance leases and other	$3,181	$3,083	Level 2
Orbital receivables	434	434	Level 2

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

	As of December 31, 2018
	Carrying value	Fair value	Fair value hierarchy
Long-term debt, excluding finance leases and other	$3,034	$2,925	Level 2
Orbital receivables	441	441	Level 2

There were no transfers into or out of each of the levels of the fair value hierarchy during the three months ended March 31, 2019 or year ended December 31, 2018.

11.  STOCKHOLDERS’ EQUITY

Changes in the components of Accumulated other comprehensive income (loss) are as follows:

	Foreign	Net (Loss) Income			Total
	Currency	on Hedge	Unrecognized		Accumulated Other
	Translation	Investments in	(Loss) Gain on	Pension	Comprehensive
	Adjustments	Foreign Operations	Derivatives[1]	Adjustments	Income (Loss)
Balance as of December 31, 2018	$162	$(51)	$(4)	$(25)	$82
Other comprehensive (loss) income	(9)	5	(4)	3	(5)
Tax expense	—	—	—	(1)	(1)
Balance as of March 31, 2019	$153	$(46)	$(8)	$(23)	$76

1As of January 1, 2019, the Company has discontinued hedge accounting related to the Company’s foreign exchange contracts. The Company still applies hedge accounting to the interest rate swaps related to long-term debt. As of March 31, 2019 the balance consisted of unrecognized loss on the Company’s interest rate swaps.

As a result of the Company’s U.S. Domestication on January 1, 2019, a reclassification between Common Stock and Additional paid-in capital was necessary to reflect the Company’s new par value of $0.0001. The reclassification between Common Stock and Additional paid-in capital of $1.7 billion has been reflected within the Unaudited Condensed Consolidated Statements of Change in Stockholders’ Equity at March 31, 2019.

12.  REVENUE

On March 31, 2019, the Company had $1.9 billion of remaining performance obligations, which represents the transaction price of firm orders less inception to date sales recognized. Remaining performance obligations exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize sales relating to existing performance obligations of approximately $1.0 billion, $0.3 billion, and $0.6 billion in the years 2019, 2020 and thereafter, respectively.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Contract liabilities by segment are as follows:

	Space
As of March 31, 2019	Systems	Imagery[1]	Services	Total
Contract liabilities	$128	$222	$2	$352

	Space
As of December 31, 2018	Systems	Imagery[1]	Services	Total
Contract liabilities	$172	$247	$2	$421

1  The contract liability balance associated with the Company’s EnhancedView Contract was $159 million and $184 million as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, imputed interest on advanced payments increased the contract liability balance by $5 million, and $30 million in revenue was recognized, decreasing the contract liability balance. The contract liability balance associated with the Company’s EnhancedView Contract is expected to be recognized as revenue through August 31, 2020. There were no deferred contract costs on the Unaudited Condensed Consolidated Balance Sheets associated with this contract as of March 31, 2019 or December 31, 2018.

The decrease in total contract liabilities was primarily due to revenues recognized.

The Company’s primary sources of revenues are as follows:

Three months ended March 31, 2019	Space Systems	Imagery	Services	Eliminations	Total
Product revenues	$194	$—	$—	$—	$194
Service revenues	45	199	66	—	310
Intersegment	35	1	2	(38)	—
	$274	$200	$68	$(38)	$504

Three months ended March 31, 2018	Space Systems	Imagery	Services	Eliminations	Total
Product revenues	$228	$—	$—	$—	$228
Service revenues	51	210	68	—	329
Intersegment	14	1	2	(17)	—
	$293	$211	$70	$(17)	$557

Certain of the Company’s contracts with customers in the Space Systems segment include a significant financing component since payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital interest revenue of $7 million and $8 million for the three months ended March 31, 2019 and 2018, respectively related to these contracts, which is included in product revenues.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The approximate revenues based on geographic location of customers are as follows:

	Three Months Ended March 31,
	2019	2018
United States	$338	$369
Asia	68	76
Canada	25	48
Europe	26	33
South America	39	22
Other	8	9
Total revenues	$504	$557

Revenues from significant customers are as follows:

	Three Months Ended March 31,
	2019	2018
U.S. Federal Government and agencies	$231	$232
Canadian Federal Government and agencies	20	28

13.  SEGMENT INFORMATION

The Company’s business is organized into three reportable segments based on the nature of the products and services offered: (i) Space Systems; (ii) Imagery; and (iii) Services. The Space Systems reportable segment supplies space-based and ground-based infrastructure and information solutions including communication and imaging satellites, satellite payloads and antenna subsystems, space-based and airborne surveillance solutions, robotic systems and associated ground infrastructure and support services. The Imagery segment is a supplier of high resolution Earth imagery and radar data sourced from the Company owned satellite constellations and third-party providers. The Services segment combines imagery, analytic expertise and innovative technology to deliver integrated intelligence solutions to customers.

Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. The reconciling item “corporate and other unallocated expenses” includes items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, and fees for audit, legal and consulting services.

The Company’s Chief Operating Decision Maker (“CODM”) measures the performance of each segment based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA adjusted for certain items affecting comparability as specified in the calculation. Other unallocated expenses include SSL retention costs and foreign exchange gains and losses which are not included in segment Adjusted EBITDA. The following table summarizes the operating performance of the Company’s segments:

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Space Systems	$274	$293
Imagery	200	211
Services	68	70
Intersegment eliminations	(38)	(17)
Total revenues	$504	$557

Adjusted EBITDA:
Space Systems	$10	$28
Imagery	121	134
Services	7	4
Intersegment eliminations	(3)	(2)
Depreciation and amortization	(98)	(111)
Corporate and other unallocated expenses	(18)	(13)
Restructuring	(20)	—
Acquisition and integration related expense	(4)	(4)
Inventory impairment	(3)	—
CEO severance	(3)	—
Interest expense, net	(49)	(53)
Equity loss from joint ventures, net of tax	1	—
Net (loss) earnings before income taxes	$(59)	$(17)

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company’s capital expenditures are as follows:

	Space			Corporate and
Three months ended March 31, 2019	Systems	Imagery	Services	eliminations	Total
Capital expenditures:
Property, plant and equipment	$6	$50	$—	$3	$59
Intangible assets	1	13	—	—	14
	$7	$63	$—	$3	$73

	Space			Corporate and
Three months ended March 31, 2018	Systems	Imagery	Services	eliminations	Total
Capital expenditures:
Property, plant and equipment	$5	$38	$—	$—	$43
Intangible assets	—	17	—	—	17
	$5	$55	$—	$—	$60

Substantially all of the Company’s long-lived tangible assets were in the United States as of March 31, 2019 and December 31, 2018.

14.   EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit (credits) costs for the Company’s pension plans:

	Three Months Ended March 31,
	Pension
	2019	2018
Service cost	$1	$2
Interest cost	6	—
Expected return on plan assets	(6)	—
Expenses paid	—	—
Net periodic benefit (credit) cost	$1	$2

Contributions. The funding policy for the Company’s pension plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. At March 31, 2019, all legal funding requirements had been met. The Company expects to contribute approximately $14 million to its pension plans for the year ending December 31, 2019.

15.  INCOME TAXES

On January 1, 2019, the Company completed the U.S. Domestication. The Company has estimated there are no material corporate tax consequences as a result of the U.S. Domestication; however, the Company’s effective tax rate is expected to increase in the future primarily due to related changes in corporate structure and the application of U.S. tax law to the Company. In prior years, the Company’s income taxes were described as Canadian and non-Canadian. Following the U.S. Domestication, the Company will describe its income tax in the context of U.S. and non-U.S.

Following the U.S. Domestication, the Company is subject to taxation on a material amount of Global Intangible Low-Tax Income (“GILTI”) earned by foreign subsidiaries. The Company has elected to treat the tax effect of GILTI as a

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

current period expense when incurred. The Company expects the net impact of the GILTI for the 2019 fiscal year to be immaterial due to a corresponding change in the valuation allowance.

In computing income tax expense for the quarter ended March 31, 2019, the Company applied the estimated annual effective tax rate to non-U.S. pre-tax income. No income tax expense was recognized on U.S. income as the Company does not expect to recognize the benefit of U.S. losses recorded in the year. This resulted in an effective income tax rate of 14.4% in the quarter ended March 31, 2019. In the quarter ended March 31, 2018, income tax expense was computed as (17.5%). The effective tax rate increased primarily due to transactions undertaken in the course of the U.S. Domestication and a change in the mix of income between jurisdictions.

16.  EARNINGS PER SHARE

The following table includes the calculation of basic and diluted Earnings per common share:

	Three Months Ended March 31,
	2019	2018

Net (loss) income	$(59)	$15
Weighted average number of common shares outstanding-basic	59.5	56.4
Weighted dilutive effect of equity awards	—	0.3
Weighted average number of common shares outstanding-diluted	59.5	56.7
Earnings per common share:
Basic	$(0.99)	$0.27
Dilutive	$(0.99)	$0.26

17.   CONTINGENCIES

Contingencies in the Normal Course of Business

As discussed in Note 3, satellite construction contracts may include performance incentives whereby payment for a portion of the purchase price of the satellite is contingent upon in-orbit performance of the satellite. The Company’s ultimate receipt of orbital performance incentives is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. A complete or partial loss of a satellite’s functionality can result in loss of orbital receivable payments or repayment of amounts received by the Company under a warranty payback arrangement. The Company generally receives the present value of the orbital receivables if there is a launch failure or a failure caused by a customer error, but will forfeit some or all of the orbital receivables if the loss is caused by satellite failure or as a result of Company error. The Company recognizes orbital performance incentives in the financial statements based on the amounts that are expected to be received and believes that it will not incur a material loss relating to the incentives recognized.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

these agreements require the Company to indemnify the other party against claims relating to property damage, personal injury or acts or omissions by the Company, its employees, agents or representatives.

From time to time, the Company has made guarantees regarding the performance of its systems to its customers. Some of these agreements do not limit the maximum potential future payments the Company could be obligated to make. The Company evaluates and estimates potential losses from such indemnification based on the likelihood that the future event will occur. The Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such indemnification and guarantees in the Unaudited Condensed Consolidated Financial Statements.

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

Legal Proceedings

In 2010, we entered into an agreement with a Ukrainian customer to provide a communication satellite system. In 2014, following the annexation of Crimea by the Russian Federation, we declared force majeure with respect to the program. The Ukrainian customer accepted that an event of force majeure had occurred. Following various unsuccessful efforts to arrive at a new contractual framework to take account of the changed circumstances (including the force majeure and various financial issues), the contract with the Ukrainian customer was terminated by us. We completed work on the spacecraft, which is in storage. In July 2018, the Ukrainian customer issued a statement of claim in the arbitration it had commenced against us, challenging our right to terminate for force majeure, purporting to terminate the contract for default by us, and seeking recovery from us in the amount of approximately $227 million. Discovery has concluded, and the matter is scheduled to be heard by the arbitration panel in December 2019. We have sound defenses to the petitioner’s claims, and will vigorously defend the claims asserted against us. We have accrued an amount that we believe is within the range of probable outcomes for resolving this matter; the amount is not material to our consolidated financial statements. However, the outcome of any arbitration is difficult to predict, and in the event that the arbitration results in a finding against us in excess of the amount we have reserved, our business, results of operations and financial condition could be adversely affected.

In January 2019, a Maxar stockholder filed a class action lawsuit in the District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. Once the court appoints a lead plaintiff, that plaintiff will have sixty days to file a consolidated amended complaint and we will have sixty days to file a response.  Also in January 2019, a Maxar stockholder resident in Canada issued a proposed class action lawsuit in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. The Canadian case has not yet been served on us. We believe that these cases are without merit and we intend to vigorously defend against them.

We are a party to various other legal proceedings and claims that arise in the ordinary course of business as either a plaintiff or defendant. As a matter of course, we are prepared both to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities. We have established accrued liabilities for these matters where losses are deemed probable and reasonably estimable. The outcome of any of these other proceedings, either individually or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

18.  SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Three Months Ended
	March 31,
	2019	2018
Supplemental cash flow information:
Cash paid for interest [1]	$(79)	$(54)
Income tax payments	(1)	(1)
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	13	5

1The Company has the option to elect different interest periods on the Revolving Credit Facility. In the fourth quarter of 2017 and 2018, the Company elected a 3-month interest rate for a portion of its debt with payments due in the first quarter of the following year. In both 2019 and 2018 the Company made interest payments in the first quarter totaling $42 million and $21 million, respectively, which related to the fourth quarter of the previous year.

19.  SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the insurance carriers accepted the Company’s $183 million claim for loss arising from the on-orbit failure of the WorldView-4 satellite and the Company has collected $154 million in proceeds. The Company expects to receive the remaining insurance proceeds by the end of the second quarter of 2019.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.

All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this MD&A. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

*****

Unless stated otherwise or the context otherwise requires, references to the terms “Company,” “Maxar,” “we,” “us,” and “our” refer collectively to Maxar Technologies Inc. and its consolidated subsidiaries. Financial information and results of operations presented in this Quarterly Report on Form 10-Q relate to Maxar Technologies Ltd., our predecessor, and relate to Maxar Technologies Inc. for all periods beginning on or after January 1, 2019.

OVERVIEW

We are a global leader of advanced space technology solutions and are at the nexus of the new space economy, developing and sustaining the infrastructure and delivering the information, services and systems that unlock the promise of space for commercial and government markets. As a trusted partner, we provide vertically integrated capabilities and expertise including satellites, Earth imagery, robotics, geospatial data and analytics to help customers anticipate and address their most complex mission-critical challenges with confidence. Maxar’s common stock trades on the NYSE and TSX under the ticker “MAXR.”

Our businesses are organized and managed in three reportable segments: Space Systems, Imagery and Services, as described below under “Segment Results.”

Unless otherwise indicated, our significant accounting policies and estimates, contractual obligations, commitments, contingencies, and business risks and uncertainties, as described in our MD&A and consolidated financial statements for the year ended December 31, 2018, are substantially unchanged.

RECENT DEVELOPMENTS

Security Control Agreement and Facility Clearance and the U.S. Domestication

On January 26, 2017, we, together with our U.S.-based subsidiary, Maxar Holdings, and the U.S. Department of Defense entered into a Security Control Agreement (“SCA”) and began operating under the agreement. The SCA allows our subsidiaries to hold facility clearances necessary to pursue and execute classified U.S. government space and defense contracts. In February 2017, we received facility security clearance for the offices of Maxar Holdings, and the proxy board at Radiant Geospatial Solutions LLC was dissolved. On February 2, 2018, the Defense Security Service granted facility clearance for our satellite manufacturing facility in Palo Alto, California.

On January 1, 2019, we completed our previously announced U.S. Domestication. The U.S. Domestication marked a major milestone in our long-term U.S. access plan, enhanced our ability to provide and support classified applications for U.S. government agencies and fulfilled a commitment made in acquiring DigitalGlobe. We will continue to operate in compliance with the SCA until such time as the U.S. Department of Defense determines that the SCA is no longer necessary as a result of the U.S. Domestication.

Segment Results

Our Chief Operating Decision Maker (“CODM”) measures performance of our reportable segments based on revenue and Adjusted EBITDA. Our three reportable segments are Space Systems, Imagery and Services. In January 2019, with the appointment of Dan Jablonsky as our President and Chief Executive Officer, our CODM changed. Our CODM may decide to evaluate our business differently in the future, which could result in changes to our reportable segments.

Space Systems

In the Space Systems segment, we are a leading supplier of space-based and ground-based infrastructure and information solutions. The Space Systems segment includes the financial results of our Space Systems/Loral LLC (“SSL”) and MacDonald, Dettwiler and Associates (“MDA”) businesses. Our products include communication and imaging satellites, satellite payloads and antenna subsystems, space-based and airborne surveillance solutions, robotic systems and associated ground infrastructure and support services. Our offerings serve multiple markets, primarily for communications and surveillance and intelligence applications. In the communications market, our solutions provide cost-efficient global delivery of a broad range of services, including television and radio distribution, broadband internet, and mobile communications. In the surveillance and intelligence market, we offer end-to-end solutions to monitor changes and activities around the globe to support the operational needs of government agencies, both military and civilian, and commercial customers. We also supply spacecraft and subsystems to the U.S. government, Canadian government and other customers for scientific research and development missions, as well as robotic systems for the space and terrestrial markets. Our principal customers in the Space Systems segment are government agencies worldwide as well as satellite operators and satellite manufacturers.

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

Services

In the Services segment, we provide geospatial services that combine imagery, analytic expertise and innovative technology to deliver integrated intelligence solutions to customers. We provide analytic solutions that accurately document change and enable geospatial modeling and analysis that predict where events will occur to help customers protect lives and make resource allocation decisions. Our primary customer in the Services segment is the U.S. government, but we also support intelligence requirements for other U.S. allied governments, global development organizations and commercial customers.

RESULTS OF OPERATIONS

The following table provides selected financial information for the three months ended March 31, 2019 and 2018, respectively.

	Three months ended March 31,		%
	2019	2018	Change
($ millions)
Revenues:
Product	$194	$228	(15)%
Service	310	329	(6)
Total revenues	$504	$557	(10)%
Costs and expenses:
Product costs, excluding depreciation and amortization	$197	$187	5%
Service costs, excluding depreciation and amortization	110	119	(8)
Selling, general and administrative	103	103	-
Depreciation and amortization	98	111	(12)
Operating (loss) income	$(4)	$37	*	%
Interest expense, net	49	53	(8)
Other expense, net	6	1	*
(Loss) before taxes	$(59)	$(17)	*	%
Income tax benefit	(1)	(32)	(97)
Equity in loss from joint ventures, net of tax	1	—	*
Net (loss) income	$(59)	$15	*	%

*Not meaningful.

Product and service revenues

	Three months ended March 31,		%
	2019	2018	Change
($ millions)
Product revenues	$194	$228	(15)%
Service revenues	310	329	(6)
Total revenues	$504	$557	(10)%

Total revenues decreased $53 million in the first quarter of 2019 compared to the same period of 2018. The decrease in revenues was primarily driven by a $19 million decrease in the Space Systems segment, an $11 million decrease in the Imagery segment and an increase in intersegment eliminations of $21 million. Further discussion of the drivers behind changes in revenue is included within the “Results by Segment” section below.

See Note 12, “Segment Information” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for product and service revenue by segment.

Product and service costs

	Three months ended March 31,		%
	2019	2018	Change
($ millions)
Product costs, excluding depreciation and amortization	$197	$187	5%
Service costs, excluding depreciation and amortization	110	119	(8)
Total costs	$307	$306	0%

Total costs of product and services increased $1 million in the first quarter of 2019 compared to the same period of 2018. There was an increase of product costs of $10 million primarily in the Space Systems segment which was mostly offset by a decrease in service costs of $9 million primarily in the Space Systems and Imagery segments. Further discussion is included within the “Results by Segment” section below.

Depreciation and amortization

The following table shows depreciation and amortization expense for the fiscal quarters indicated.

	Three months ended March 31,		%
	2019	2018	Change
($ millions)
Property, plant and equipment	$30	$37	(19)%
Intangible assets	68	74	(8)
Depreciation and amortization expense	$98	$111	(12)%

Depreciation and amortization expense decreased $13 million in the first quarter of 2019 compared to the same period of 2018. This is primarily driven by a decrease in depreciation and amortization following the Q3 and Q4 2018 impairments of property, plant and equipment and intangible assets.

Interest expense, net

	Three months ended March 31,		%
	2019	2018	Change
($ millions)
Interest expense:
Interest on long-term debt	$45	$40	13%
Interest expense on advance payments from customers[1]	5	8	(38)
Interest on orbital securitization liability	2	2	—
Imputed interest and other	—	2	*
Capitalized interest	(3)	(1)	*
Interest expense on dissenting stockholder liability	—	2	*
Interest expense, net	$49	$53	(8)%

*Not meaningful.

1 Under DigitalGlobe’s predecessor contract to the EnhancedView Contract, DigitalGlobe had received advanced payments from the U.S. government during the construction phase of the WorldView-1 satellite, which was more than one year before capacity was made available to them. The effect of imputing interest on these advanced payments is to increase contract liabilities with an offsetting charge to interest expense. As capacity is provided to the customer, revenue is recognized and the contract liabilities balance decreases.

Interest expense, net decreased $4 million in the first quarter of 2019 compared to the same period of 2018. The decrease is primarily due to an increase in the capitalization of interest costs as a result of an increase in capitalized expenditures, a decrease in interest expense on advance payments from customers, a decrease in imputed interest and the non-recurrence of interest expense on the dissenting stockholder liability. These decreases were partially offset by an increase in interest on long-term debt.

Other expense, net

	Three months ended March 31,		%
	2019	2018	Change
($ millions)
Other expense, net	$6	$1	*	%

*Not meaningful.

Other expense, net increased $5 million in the first quarter of 2019 compared to the same period of 2018, primarily due to increased foreign exchange losses which were a result of no longer applying hedge accounting.

Income tax benefit

	Three months ended March 31,		%
	2019	2018	Change
($ millions)
Income tax benefit	$(1)	$(32)	(97)%

Income tax benefit changed from a benefit of $32 million for the three months ended March 31, 2018 to a benefit of $1 million for the three months ended March 31, 2019, primarily due to transactions undertaken in the course of the U.S. Domestication, a change in the mix of income between jurisdictions and the recognition of previously unrecognized tax benefits in the first quarter of 2018.

In computing income tax expense for the quarter ended March 31, 2019, we applied the estimated annual effective tax rate to non-U.S. pre-tax income. No income tax expense was recognized on U.S. income as we do not expect to recognize the benefit of U.S. losses recorded in the year. This resulted in an effective income tax rate of 14.4% in the quarter ended March 31, 2019. In the quarter ended March 31, 2018, income tax expense was computed as (17.5%). The effective tax rate increased primarily due to transactions undertaken in the course of the U.S. Domestication and a change in the mix of income between jurisdictions.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on three reportable segments: Space Systems, Imagery and Services. Intersegment transactions have been eliminated from the segmented financial information discussed below.

	Three months ended March 31,
	2019	2018
($ millions)
Revenues:
Space Systems	$274	$293
Imagery	200	211
Services	68	70
Intersegment eliminations	(38)	(17)
Total revenue	$504	$557

Adjusted EBITDA:
Space Systems	$10	$28
Imagery	121	134
Services	7	4
Intersegment eliminations	(3)	(2)
Corporate expenses	(18)	(13)
Total Adjusted EBITDA	$117	$151

Total Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA disclosures.

Space Systems

The following table provides selected financial information for the Space Systems segment.

	Three months ended March 31,
	2019	2018
($ millions)
Total revenue	$274	$293

Adjusted EBITDA	$10	$28
Adjusted EBITDA margin percentage	3.6%	9.6%

Space Systems segment revenues decreased $19 million in the first quarter of 2019 compared to the same period of 2018. Revenues decreased primarily due to an increase in estimated costs to complete programs as well as impacts of lower volume in our Palo Alto factory and lower revenues on the RADARSAT Constellation Mission (“RCM”) program in Canada. These decreases were partially offset by increased intercompany revenue on the construction of the Company’s WorldView Legion constellation.

Adjusted EBITDA decreased $18 million in the Space Systems segment in the first quarter of 2019 compared to the same period of 2018. The decrease from 2018 to 2019 is primarily related to an increase in estimated costs to complete certain satellite build programs, as well as impacts of lower volume in our Palo Alto factory. Adjusted EBITDA was also lower due to a decrease in RCM revenue and the change in product mix. These increases were partially offset by a decrease in selling, general and administrative expense due to headcount reductions as a result of prior year restructuring initiatives.

Imagery

The following table provides selected financial information for the Imagery segment.

	Three months ended March 31,
	2019	2018
($ millions)
Total revenue	$200	$211

Adjusted EBITDA	$121	$134
Adjusted EBITDA margin percentage	60.5%	63.5%

Revenues from the Imagery segment decreased $11 million in the first quarter of 2019 compared to the same period of 2018. The decrease was primarily driven by the loss of WorldView-4 revenue and higher than normal seasonal revenue from international defense and intelligence customers in first quarter of 2018, in part offset by growth from our commercial customers and the U.S. government.

Adjusted EBITDA decreased $13 million in the first quarter of 2019 compared to the same period of 2018. The decrease was primarily driven by the loss of WorldView-4 which had higher margins.

Services

The following table provides selected financial information for the Services segment.

	Three months ended March 31,
	2019	2018
($ millions)
Total revenue	$68	$70

Adjusted EBITDA	$7	$4
Adjusted EBITDA margin percentage	10.3%	5.7%

Services segment revenues remained relatively unchanged in the first quarter of 2019 compared to the same period in 2018. Adjusted EBITDA increased for the first quarter of 2019 compared to the same period of 2018 primarily as a result of the loss on the sale of a subsidiary recognized in the first quarter of 2018 which did not recur in 2019.

Corporate and other unallocated expenses

Corporate and other unallocated expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, SSL retention costs, and fees for audit, legal and consulting services. Corporate costs are not allocated to our segments.

Corporate and other unallocated expenses for the three months ended March 31, 2019 were $18 million compared to $13 million for the same period of 2018. The increase of $5 million or 38% is primarily attributable to an increase in foreign exchange losses as a result of no longer applying hedge accounting.

BACKLOG

Our backlog is as follows:

	March 31,	December 31,
	2019	2018
($ millions)
Total backlog	$1,920	$2,411
Unfunded contract options[1]	1,262	1,213
Total	$3,182	$3,624

1Unfunded contract options as of December 31, 2018 has been restated.

Order backlog, representing the estimated dollar value of firm contracts for which work has not yet been performed (also known as the remaining performance obligations on a contract), was $1.9 billion as of March 31, 2019 (December 31, 2018 - $2.4 billion). Backlog decreased primarily due to declines in backlog in our Space Systems and Imagery segments. Space Systems backlog decreased primarily as a result of revenue recognized on existing contracts and no new satellite awards during the quarter. Imagery backlog declined primarily due to the recognition of EnhancedView revenue during the quarter and the loss of our WorldView-4 satellite.

Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts. Although backlog reflects business that is considered to be firm, terminations, amendments or cancellations may occur, which could result in a reduction in our total backlog.

Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of March 31, 2019 were primarily composed of the option years in the EnhancedView Contract (September 1, 2020 through August 31, 2023). We believe it is the U.S. government’s intention to exercise all option years, subject only to annual congressional appropriation of funding and the federal budget process. As each option year is exercised, it will be added to backlog.

LIQUIDITY & CAPITAL RESOURCES

Our sources of liquidity include cash provided by operations, collection or securitization of orbital receivables, access to existing credit facilities and, when available and efficient, to the capital markets. We generally maintain limited cash on hand and use available cash to pay down borrowings on our Syndicated Credit Facility. Our primary short-term cash requirements are to fund working capital, including requirements on long-term construction contracts (including our geostationary satellite contracts), fixed overhead costs, and to fund increased capital expenditures, including the construction of our legion satellite constellation. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term construction contracts. Our medium-term to long-term cash requirements are to service and repay debt and to invest, including in facilities, equipment, technologies, and research and development for growth initiatives. These capital investments include investments to replace the capability or capacity of satellites which have or will go out of service in the future. Cash is also used to pay dividends and finance other long-term strategic business initiatives. Our first maturity of long-term debt is in the fourth quarter of 2020.

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

We believe that our cash from operating activities generated during the year, together with available borrowings under our Revolving Credit Facility, will be adequate for the next twelve months to meet our anticipated uses of cash flow, including working capital, capital expenditure, debt service costs, dividend, and other commitments. While we intend to reduce debt over time using cash provided by operations, we likely will also seek to meet long-term debt obligations by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings and potential proceeds from dispositions or other third-party sources. The proceeds received from any disposition could be partially offset by cash tax liability if the company experiences a limitation in the ability to use its net operating loss carryforwards to offset any gain on such transaction pursuant to Section 382 of the Internal Revenue Code.

Summary of cash flows

	Three months ended March 31,
	2019	2018
($ millions)
Cash used in operating activities	$(58)	$(13)
Cash used in investing activities	(73)	(55)
Cash provided by financing activities	139	67
Effect of foreign exchange on cash, cash equivalents and restricted cash	1	—
Cash, cash equivalents, and restricted cash, beginning of year	43	42
Cash, cash equivalents, and restricted cash, end of period	$52	$41

Operating activities

Cash used in operating activities increased $45 million from the three months ended March 31, 2018 to the corresponding period in 2019. The increase was primarily due to a $25 million increase in interest paid in the quarter and a decrease in contract liabilities. Both periods included interest paid for periods spanning the last quarter of the prior year and the first quarter due to the timing of payments under our Revolving Credit Facility.

Cash flows from operating activities can vary significantly from period to period as a result of our working capital requirements, given our portfolio of large construction programs and the timing of milestone receipts and payments with customers and suppliers in the ordinary course of business. Investment in working capital is also necessary to build our business and manage lead times in construction activities. We expect working capital account balances to continue to vary from period to period. We fund our working capital requirements with the Revolving Credit Facility (as defined below).

Investing activities

Investing activities increased $18 million for the three months ended March 31, 2019 compared to the corresponding period in 2018. The major investing activities included expenditures on property, plant and equipment of $59 million and $43 million, for the three months ended March 31, 2019 and 2018, respectively, and investments in software of $14 million and $17 million, for the three months ended March 31, 2019 and 2018, respectively. Property, plant and equipment expenditures for the three months ended March 31, 2019 were primarily related to the build of our Legion satellite constellation.

Financing activities

During the three months ended March 31, 2019, cash provided by financing activities was $139 million, mainly including net proceeds from the Syndicated Credit Facility (as described below) of $150 million which was partially offset by repayments of long-term debt and the settlement of the securitization liability. During the three months ended March 31, 2018, cash provided by financing activities was $67 million mainly including proceeds from the Syndicated Credit Facility of $90 million, partially offset by dividend payments of $16 million and repayments of long-term debt.

Credit facilities

The following table summarizes our long-term debt:

	March 31,	December 31,
	2019	2018
($ millions)
Syndicated Credit Facility:
Revolving Credit Facility	$745	$595
Term Loan A	500	500
Term Loan B	1,975	1,980
Financing fees	(39)	(41)
Obligations under finance leases and other	12	13
Long-term debt	$3,193	$3,047

The Syndicated Credit Facility is composed of: (i) a four-year senior secured first lien revolving credit facility in an aggregate principal amount of $1.15 billion and a four-year senior secured first lien operating facility in an aggregate principal amount of $100 million (collectively, the “Revolving Credit Facility”), (ii) a senior secured first lien term A facility (“Term Loan A”) in an aggregate principal amount of $500 million consisting of a $250 million tranche with a three-year maturity and a $250 million tranche with a four-year maturity, and (iii) a seven-year senior secured first lien term B facility (“Term Loan B”) in an aggregate principal amount of $2.0 billion.

Loans under the Revolving Credit Facility are available in U.S. dollars and, at our option, in Canadian dollars. Term Loan A and Term Loan B are repayable in U.S. dollars. Borrowings under the Revolving Credit Facility and Term Loan A bear interest at a rate equal to U.S. Dollar LIBOR (for U.S. dollar borrowings) and the Canadian Dollar Offered Rate (“CDOR”) or Canadian Bankers’ Acceptance Rate (for Canadian dollar borrowings), plus a margin of 120 – 350 basis points per annum, based on our total leverage ratio. Term Loan B bears interest at U.S. Dollar LIBOR plus 275 basis points per annum. On April 5, 2018, we entered into interest rate swaps at a notional value of $1.0 billion maturing in April 2021 or April 2022. As of March 31, 2019, we had hedged approximately 32% of our floating rate exposure on our outstanding debt at an average base rate of 2.56% (excluding the margin specified in the Syndicated Credit Facility).

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

The Syndicated Credit Facility is guaranteed by us and certain of our designated subsidiaries. The security for the Syndicated Credit Facility, subject to customary exceptions, includes substantially all our tangible and intangible assets and our subsidiary guarantors. We are required to make mandatory prepayments of the outstanding principal and accrued interest upon the occurrence of certain events and to the extent of a specified percentage of annual excess cash flow that is not reinvested or used for other specified purposes. The Syndicated Credit Facility is subject to customary affirmative and negative covenants, default provisions, representations and warranties and other terms and conditions. As of March 31, 2019, we were in compliance with our debt covenants.

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of March 31, 2019 and December 31, 2018, we had $15 million and $18 million, respectively, of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

Securitization liability

We have in place a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less discounted to face value using prevailing market rates. There were no drawdowns executed in the quarter ended March 31, 2019 or March 31, 2018.

The orbital receivables that were securitized remain on our balance sheet because the accounting criteria for surrendering control of the orbital receivables were not met. The net proceeds received have been recognized as a securitization liability that has been subsequently measured at amortized cost using the effective interest rate method. The securitized orbital receivables and the securitization liability are being drawn down as payments are received from customers and passed on to the international financial institution. We continue to recognize orbital interest revenue on the orbital receivables that are subject to the securitization transactions and recognizes interest expense to accrete the securitization liability.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

As of March 31, 2019, there were no material changes outside the ordinary course of business to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

We are party to various legal proceedings and claims that arise in the ordinary course of business as either a plaintiff or defendant. We analyze all legal proceedings and the allegations therein. The outcome of any of these proceedings, either individually or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations or liquidity. Refer to Part II, Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q for further discussion of legal proceedings.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, we had foreign exchange forward purchase contracts of $79 million, foreign exchange sales contracts of $226 million and financial guarantee contracts to export credit agencies in the form of indemnities or letters of credit. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes to our critical accounting policies, estimates or judgements, that occurred in the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, “Summary of Significant Accounting Policies” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, “Financial Information” in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

The table below reconciles our net (loss) income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
($ millions)
Net (loss) income	$(59)	$15
Income tax benefit	(1)	(32)
Interest expense, net	49	53
Depreciation and amortization	98	111
EBITDA	$87	$147
Acquisition and integration related expense	4	4
Restructuring	20	—
Inventory impairment	3	—
CEO severance	3	—
Adjusted EBITDA	$117	$151

Adjusted EBITDA:
Space Systems	10	28
Imagery	121	134
Services	7	4
Intersegment eliminations	(3)	(2)
Corporate and other unallocated expenses	(18)	(13)
Adjusted EBITDA	$117	$151

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks from those discussed in our 2018 Annual Report on Form 10-K and as updated in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that, as of March 31, 2019, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 that have not yet been fully remediated as further discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As disclosed in Part II Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we identified material weaknesses in internal control over financial reporting related to “Insufficient Complement of Personnel” and “Insufficient Identification and Assessment of Changes.” As a consequence of the underlying root causes related to personnel and risk assessment, the Company did not have effective control activities related to the design, operation, and documentation of process-level controls over: (i) the cost-to-cost method used to determine the percentage-of-completion method affecting revenue and cost of sales (ii) the measurement and disclosures of current and deferred income taxes and related valuation allowance and (iii) commitment and contingency disclosures. No material errors were identified in the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 as a result of the material weaknesses.

Management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. Our CEO and CFO have certified that, based on such officer’s knowledge, the condensed consolidated financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Quarterly Report on Form 10-Q. In addition, we continue to implement the remediation program for these material weaknesses which is described below.

Remediation Actions

Management continues to implement the comprehensive remediation measures as disclosed in Part II Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 to ensure that control deficiencies contributing to the material weaknesses are remediated such that these controls will be designed and operate effectively. Management is in the process of hiring additional resources and providing more comprehensive training to ensure process owners and control operators have robust understanding of the documentation requirements in advance of the control operations. Additionally, management is in the process of automating and reducing the complexity of the underlying processes and disaggregating the review of the key inputs utilized in developing the underlying estimates for revenue and cost of sales under the percentage-of-completion method, improving our evidentiary documentation over the review of key inputs, criteria for investigation, level of precision, and management’s expectations and judgments, and ensuring sufficient time is allowed for an effective documentation of the review to occur.

While management believes that progress has been made in enhancing internal controls as of March 31, 2019, and in the period since, the material weaknesses described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 have not been fully remediated due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. Management will continue to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting throughout 2019 and will make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting

The remediation efforts related to the material weaknesses described in Part II Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and above represent changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019, that have materially affected our internal control over financial reporting. Furthermore, in conjunction with the adoption of ASC Topic 842, effective January 1, 2019, we implemented new processes and internal controls, which represent a material change to a component of our internal control over financial reporting. There were no other changes that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Internal Controls

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

In 2010, we entered into an agreement with a Ukrainian customer to provide a communication satellite system. In 2014, following the annexation of Crimea by the Russian Federation, we declared force majeure with respect to the program. The Ukrainian customer accepted that an event of force majeure had occurred. Following various unsuccessful efforts to arrive at a new contractual framework to take account of the changed circumstances (including the force majeure and various financial issues), the contract with the Ukrainian customer was terminated by us. We completed work on the spacecraft, which is in storage. In July 2018, the Ukrainian customer issued a statement of claim in the arbitration it had commenced against us, challenging our right to terminate for force majeure, purporting to terminate the contract for default by us, and seeking recovery from us in the amount of approximately $227 million. Discovery has concluded, and the matter is scheduled to be heard by the arbitration panel in December 2019. We have sound defenses to the petitioner’s claims, and will vigorously defend the claims asserted against us. We have accrued an amount that we believe is within the range of probable outcomes for resolving this matter; the amount is not material to our consolidated financial statements. However, the outcome of any arbitration is difficult to predict, and in the event that the arbitration results in a finding against us in excess of the amount we have reserved, our business, results of operations and financial condition could be adversely affected.

In January 2019, a Maxar stockholder filed a class action lawsuit in the District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. Once the court appoints a lead plaintiff, that plaintiff will have sixty days to file a consolidated amended complaint and we will have sixty days to file a response.  Also in January 2019, a Maxar stockholder resident in Canada issued a proposed class action lawsuit in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. The Canadian case has not yet been served on us. We believe that these cases are without merit and we intend to vigorously defend against them.

We are a party to various other legal proceedings and claims that arise in the ordinary course of business as either a plaintiff or defendant. As a matter of course, we are prepared both to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities. We have established accrued liabilities for these matters where losses are deemed probable and reasonably estimable. The outcome of any of these other proceedings, either individually or in the aggregate, is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

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

There has been a step down in total number and dollar value of geostationary communication satellite awards compared to historical averages prior to 2015. Revenues have decreased year-over-year as programs awarded prior to 2015 have been completed and have been replaced by a lower level of award value since 2015. Many satellite operators in the communications industry have continued to defer new satellite construction awards to evaluate geostationary and other competing satellite system architectures and other market factors. As a result, the outlook on our geostationary satellite manufacturing business (“GeoComm”) declined substantially during the year ended December 31, 2018 and negatively impacted our Space Systems segment.

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

We may be required to recognize impairment charges.

Long-lived assets, including goodwill and intangible assets, are tested annually for impairment in the fourth quarter or whenever there is an indication that an asset may be impaired. In the past, we have recognized impairment losses related to goodwill, intangible assets, property, plant and equipment, inventory and orbital receivables.

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

The Space Systems segment’s financial performance is dependent on its ability to generate a sustainable order rate for its satellite manufacturing operations. This can be challenging and may fluctuate on an annual basis as the number of satellite construction contracts awarded varies. The cyclical nature of the commercial satellite market could negatively impact our ability to accurately forecast customer demand. The markets that we serve may not grow in the future and we may not be able to maintain adequate gross margins or profits in these markets. Our growth is dependent on the growth in the sales of services provided by our customers, our customers’ ability to anticipate market trends, and our ability to anticipate changes in the businesses of our customers and to successfully identify and enter new markets. If we fail to anticipate such changes in demand, our business, results of operations and financial position could be adversely affected.

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

Our business with various governmental entities is concentrated in a small number of primary contracts. We recognize significant revenue from U.S. government agencies and a significant amount of our U.S. government revenue is generated from a single contract, the EnhancedView Contract. The EnhancedView Contract is a service level agreement to provide image-tasking capacity on our satellites, and other imagery-derived products and services to the U.S. government. Our ability to service other customers could be negatively impacted if we are unable to maintain our current collection capacity. In addition, any inability on our part to meet the performance requirements of the EnhancedView Contract could result in a performance penalty or breach of that contract. A breach of our contract with government customers or reduction in service to our other customers could have a material adverse effect on our business, financial condition and results of operations. The U.S. government may also terminate or suspend our contracts, including the EnhancedView Contract, at any time with or without cause. Additionally, any changes in the size, scope or term of the EnhancedView Contract could impact our satellite replenishment strategy and our ability to repay or refinance our long-term debt. Although our contracts generally involve fixed annual minimum commitments, such commitments, along with all other contracts with the U.S. government, are subject to annual Congressional appropriations and the federal budget process, and as a result, the U.S. government may not continue to fund these contracts at current or anticipated levels. Similarly, our contracts in Canada and other jurisdictions are also subject to government procurement policies and procedures.

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

In addition, contracts with any government, including the U.S. or Canadian government, may be terminated or suspended by the government at any time and could result in significant liability obligations for us. We seek to have in place as standard provisions, termination for convenience language which reimburses us for reasonable costs incurred, subcontractor and employee termination and wind-down costs plus a reasonable amount of profit thereon. However, reparations for termination may fall short of the financial benefit associated with full completion and operation of a contract. In addition, we may not be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of government contracts. The loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

The Imagery segment has historically generated a small portion of its revenue from foreign and domestic resellers. In the Imagery segment, we rely on foreign resellers and partners to market and sell the majority of our products and services in the international market. Our foreign resellers and partners may not have the skill or experience to develop regional commercial markets for our products and services, or may have competing interests that negatively affect their sales of our products and services. If we fail to enter into reseller agreements on a timely basis or if our resellers and partners fail to market and sell our products and services successfully, these failures could negatively impact our business, financial condition and results of operations.

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

We sell complex and technologically advanced systems, including satellites, products, hardware and software. Sophisticated software, including software developed by us, may contain defects that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products that we manufacture or purchase from third parties. Most of the satellites and systems we have developed must function under demanding and unpredictable operating conditions and in harsh and potentially destructive environments. In addition, we may agree to the in-orbit delivery of a satellite, adding further risks to our ability to perform under a contract. Failure to achieve successful in-orbit delivery could result in significant penalties and other obligations on us. We employ sophisticated design and testing processes and practices, which include a range of stringent factory and on-site acceptance tests with criteria and requirements that are jointly developed with customers. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the satellites, products, hardware and software we sell or resolve any delays or availability issues in the launch services we procure. Failure to do so could result in lost revenue and damage to our reputation, and may adversely affect our ability to win new contract awards.

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

The manufacturing, testing, launching and operation of satellites involves complex processes and technology. Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses in space that could affect the performance of our satellite. Hardware component problems in space could lead to deterioration in performance or loss of functionality of a satellite. In addition, human operators may execute improper implementation commands that may negatively impact a satellite’s performance. Exposure of our satellites to an unanticipated catastrophic event, such as a meteor shower or a collision with space debris, could reduce the performance of, or completely destroy, the affected satellite. In December 2018, our WorldView-4 satellite experienced a failure in its control moment gyros, preventing the satellite from collecting imagery. See Part II, Item 7, “Management's Discussion and Analysis—Recent Developments—WorldView-4 Satellite” in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

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

If we suffer a partial or total loss of a deployed satellite, we would need a significant amount of time and would incur substantial expense to replace that satellite. We may experience other problems with our satellites that may reduce their performance. During any period of time in which a satellite is not fully operational, we may lose most or all of the revenue that otherwise would have been derived from that satellite. Our inability to repair or replace a defective satellite or correct any other technical problem in a timely manner could result in a significant loss of revenue. If a satellite experiences a significant anomaly such that it becomes impaired or is no longer functional, it would significantly impact our business, prospects and profitability. Additionally, our review of satellite lives could extend or shorten the depreciable lives of our satellites, which would have an impact on the depreciation we recognize.

Loss of, or damage to, a satellite and the failure to obtain data or alternate sources of data for our products may have an adverse impact on our results of operations and financial condition.

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

We cannot offer assurances that each of our satellites will remain in operation. Our satellites have certain redundant systems which can fail partially or in their entirety and accordingly satellites may operate for extended periods without all redundant systems in operation, but with single points of failure. The failure of satellite components could cause damage to or loss of the use of a satellite before the end of its expected operational life. Certain of our satellites are nearing the end of their expected operational lives and we expect the performance of each satellite to decline gradually near the end of its expected operational life. We can offer no assurance that our satellites will maintain their prescribed orbits or remain operational and we may not have replacement satellites that are immediately available.

Interruption or failure of our infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.

We are vulnerable to natural disasters and significant disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, and telecommunications failures. In the event of such a natural disaster or other disruption, we could experience: disruptions to our operations or the operations of suppliers, subcontractors, distributors or customers; destruction of facilities; and/ or loss of life.

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

Some of the employees of our MDA business in Canada are represented by labor unions. We may experience work stoppages organized by labor unions, which could adversely affect our business. We cannot predict how stable our relationships with labor unions will be or whether we will be able to meet the labor unions’ requirements without impacting our financial condition. The labor unions may also limit our flexibility in dealing with our workforce. Labor union actions at suppliers can also affect us. Work stoppages and instability in our relationships with labor unions could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

Pension and other postretirement benefit obligations may materially impact our earnings, stockholders’ equity and cash flows from operations, and could have significant adverse impacts in future periods.

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

Significant changes in actual return on pension assets, discount rates, and other factors could adversely affect our results of operations and require cash pension contributions in future periods. Changes in discount rates and actual asset returns different than our expected asset returns can result in significant non-cash actuarial gains or losses which we record in the fourth quarter of each fiscal year and, if applicable, in any quarter in which an interim re-measurement is triggered. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations.

We also provide other postretirement benefits to certain of our employees, consisting principally of health care, dental and life insurance for eligible retirees and qualifying dependents. Our estimates of future costs associated with these benefits are also subject to assumptions, including estimates of the level of medical cost increases and discount rates.

For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see Part II, Item 7, “Management's Discussion and Analysis—Critical Accounting Policies and Estimates—Pension and Other Postretirement Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2018.

We are a party to legal proceedings, investigations and other claims or disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any of which could adversely affect our business.

In the course of our business, we are, and in the future may be, a party to legal proceedings, investigations and other claims or disputes, which may relate to subjects including commercial transactions, intellectual property, securities, employee relations, or compliance with applicable laws and regulations. For instance, we are currently defending against a claim that we improperly terminated a contract with a Ukrainian customer in response to the force majeure event caused by the annexation of Crimea. And, we are a defendant in certain putative securities class actions brought as a result of volatility in the price of our common stock. These legal proceedings could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition. See Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information.

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

As of December 31, 2018, we had approximately $1,083 million of net operating loss (“NOL”) carryforwards and $214 million tax credit carryforwards related to research and development expenditures and we may generate additional NOL and tax credit carryforwards during 2019. A significant portion of our NOL and tax credit carryforwards are comprised of U.S. federal and state NOL and tax credit carryforwards.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change U.S. federal NOL carryforwards and other tax attributes (such as research tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. While we do not believe that we have experienced ownership changes in the past that would materially limit our ability to utilize our NOL carryforwards, the Section 382 rules are complex and there is no assurance our view is correct.  Moreover, as a result of the shift in ownership of our stock that occurred in connection with the acquisition of DigitalGlobe in October 2017, we could experience an ownership change in the near future if there are certain significant purchases of our stock or other events outside of our control. In the event that we experience ownership changes in the future, our ability to use pre-change NOL carryforwards and other tax attributes to offset post-change taxable income will be subject to limitations. As a result, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

Management has identified material weaknesses in our internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2 that affected our financial statements for the year ended December 31, 2018. No material errors were identified in the financial statements as a result of the material weaknesses.  See Part I, Item 4, “Controls and Procedures”  in this Quarterly Report on Form 10-Q for more information.

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

We are subject to various federal, state, provincial and local environmental laws and regulations relating to the operation of our businesses, including those governing pollution, the handling, storage, disposal and transportation of hazardous substances, and the ownership and operation of real property. We have been designated, along with numerous other companies, as a potentially responsible party for the cleanup of hazardous waste on certain sites in California where we operate and there can be no assurance that the previous owners of those properties strictly complied with such environmental laws and regulations. Such laws and regulations may result in significant liabilities and costs to us due to the actions or inactions of the previous owners. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations or the discovery of previously unknown contamination could result in additional costs.

Our international business exposes us to risks relating to regulation, currency fluctuations, and political or economic instability in foreign markets, which could adversely affect our revenue, earnings, cash flows and our financial condition.

A significant portion of our revenue is derived from non-U.S. or Canadian sales, and we intend to continue to pursue international contracts. International operations are subject to certain risks, such as: changes in domestic and foreign governmental regulations and licensing requirements; deterioration of relations between the U.S. and/or Canada and a particular foreign country; increases in tariffs and taxes and other trade barriers; foreign currency fluctuations; changes in political and economic stability; effects of austerity programs or similar significant budget reduction programs; potential preferences by prospective customers to purchase from local (non-U.S. or Canadian) sources; and difficulties in obtaining or enforcing judgments in foreign jurisdictions.

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

We have a significant amount of indebtedness and leverage. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our long-term debt bears interest at floating rates related to U.S. LIBOR (for U.S. dollar borrowings) and CDOR or Canadian Bankers’ Acceptances (for Canadian dollar borrowings), plus a margin. As a result, our interest payment obligations on such indebtedness will increase if such interest rates increase. Our leverage and debt service obligations could adversely impact our business, including by:

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

Although our Board of Directors has historically declared a quarterly cash dividend which we have paid, the payment of future dividends is subject to a number of risks and uncertainties, and we may not pay quarterly dividends in the same amounts or at all in the future. The declaration, amount and timing of cash dividends are subject to capital availability and determinations by our Board of Directors that such dividends are in the best interest of our stockholders and are in compliance with all respective laws and applicable agreements. Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors that our Board of Directors may deem relevant. The elimination of our dividend payments and/or our dividend program could have a negative effect on our stock price.

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

The market price of our common stock recently experienced a significant decline from which it has not fully recovered. A significant or prolonged decrease in our market capitalization, including a decline in stock price, or a negative long-term performance outlook, could result in an impairment of our assets which results when the carrying value of our assets exceed their fair value.

In addition, in the first quarter of 2019, we became subject to certain securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition. See Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Delaware Secretary of State	8-K	001-38228	3.1	1/2/19

3.2	Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.2	1/2/19

4.1	Restated Credit Agreement by and among Maxar Technologies Ltd., Royal Bank of Canada and the Lenders named therein, dated as of October 5, 2017	6-K	001-38228	10.1	10/16/17

4.2	First Amending Agreement dated as of December 21, 2018 to the Restated Credit Agreement dated as of October 5, 2017	10-K	001-38228	4.2	3/1/19

4.3	Second Amending Agreement dated as of December 21, 2018 to the to the Restated Credit Agreement dated as of October 5, 2017	6-K	001-38228	99.2	12/21/18

10.1#	Modification P00062 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.2*	Maxar Technologies Inc. 2019 Incentive Award Plan	S-8	001-38228	4.3	5/8/19

10.3*	Maxar Technologies Inc. Employee Stock Purchase Plan	S-8	001-38228	4.4	5/8/19

10.4*	Form of PSU Award Agreement pursuant to 2019 Incentive Award Plan					X

10.5*	Form of RSU Award Agreement pursuant to 2019 Incentive Award Plan					X

10.6*	Form Option Award Agreement pursuant to 2019 Incentive Award Plan					X

10.7*	Form Director RSU Award Agreement pursuant to 2019 Incentive Award Plan					X

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.8*	Form Cash-Settled RSU Award Agreement pursuant to 2019 Incentive Award Plan					X

10.9*	Form Cash Incentive Award Agreement pursuant to 2019 Incentive Award Plan					X

10.10*	Form PSU Award Agreement pursuant to Omnibus Plan					X

31.1	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following materials for the Maxar Technologies Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, Commission File No. 001-38228, formatted in eXtensible Business Reporting Language (XBRL):

(i.) Unaudited Condensed Consolidated Statements of Operations

(ii.) Unaudited Condensed Consolidated Balance Sheets

(iii.) Unaudited Condensed Consolidated Statements of Cash Flows

(iv.) Related notes, tagged or blocks of text

X

#Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

*Management contract or compensatory plan arrangement.

†Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2019	Maxar Technologies Inc.
By: /s/ Daniel L. Jablonsky Daniel L. Jablonsky Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)
By: /s/ Biggs C. Porter Biggs C. Porter Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)