Form 10-Q
period 2019-06-30
Maxar Technologies Inc.
filed 2019-08-06
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-38228

Maxar Technologies Inc.

Delaware	83-2809420
(State or jurisdiction of incorporation)	(IRS Employer Identification Number)

1300 W. 120th Avenue, Westminster, Colorado	80234
(Address of principal executive offices)	(Zip Code)

303-684-2207
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, at $0.0001 par value	MAXR	New York Stock Exchange Toronto Stock Exchange
Series A Junior Participating Preferred Stock, at $0.01 par value	—	—

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ⌧	Accelerated Filer ☐	Non-accelerated Filer ◻	Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ⌧

Securities registered pursuant to Section 12(b) of the Act:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 31, 2019, there were 59,596,880 shares of the registrant’s common stock, at $0.0001 par value, outstanding, and zero shares of the registrant’s Series A Junior Participating Preferred Stock, at par value $0.01 per share, outstanding.

Maxar Technologies Inc.

Quarterly Report on Form 10-Q

For the period ended June 30, 2019

PART I. FINANCIAL INFORMATION

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Product	$190	$257	$384	$485
Service	300	322	610	651
Total revenues	$490	$579	$994	$1,136
Costs and expenses:
Product costs, excluding depreciation and amortization	$165	$254	$362	$441
Service costs, excluding depreciation and amortization	121	77	231	196
Selling, general and administrative	80	133	183	236
Depreciation and amortization	99	113	197	224
Impairment losses	12	—	12	—
Satellite insurance recovery	(183)	—	(183)	—
Operating income	196	2	192	39
Interest expense, net	49	50	98	103
Other (income) expense, net	(3)	4	3	5
Income (loss) before taxes	150	(52)	91	(69)
Income tax expense (benefit)	2	(9)	1	(41)
Equity in loss (income) from joint ventures, net of tax	2	(3)	3	(3)
Net income (loss)	$146	$(40)	$87	$(25)

Income (loss) per common share:
Basic	$2.45	$(0.70)	$1.46	$(0.44)
Diluted	$2.45	$(0.70)	$1.46	$(0.44)

See accompanying notes to the unaudited condensed consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$146	$(40)	$87	$(25)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment [1]	15	5	11	—
Unrealized (loss) gain on derivatives	(12)	3	(16)	—
Change in pension and other postretirement benefit plans	—	—	2	—
Other comprehensive income, net of tax	3	8	(3)	—
Comprehensive income (loss), net of tax	$149	$(32)	$84	$(25)

[1]

Included within the Foreign currency translation adjustment is a net gain on hedge of net investment in foreign operations of $5 million for the six months ended June 30, 2019, and a net loss on hedge of net investment in foreign operations of $4 million and $12 million for the three and six months ended June 30, 2018, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Balance Sheets

(In millions)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$63	$35
Trade and other receivables, net	490	464
Inventory	24	31
Advances to suppliers	10	42
Income taxes receivable	24	14
Prepaid and other current assets	54	51
Total current assets	665	637
Non-current assets:
Orbital receivables	405	407
Deferred tax assets	112	103
Property, plant and equipment, net	785	747
Intangible assets, net	1,120	1,232
Non-current operating lease assets	124	—
Goodwill	1,763	1,751
Other assets	109	124
Total assets	$5,083	$5,001
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$172	$209
Accrued liabilities	58	116
Accrued compensation and benefits	82	100
Contract liabilities	267	361
Current portion of long-term debt	17	17
Current operating lease liabilities	33	—
Other current liabilities	56	46
Total current liabilities	685	849
Non-current liabilities:
Pension and other postretirement benefits	192	196
Contract liabilities	29	60
Operating lease liabilities	133	—
Long-term debt	3,127	3,030
Other non-current liabilities	186	222
Total liabilities	4,352	4,357
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized and 59.6 million outstanding at June 30, 2019; nil par value, unlimited authorized common shares and 59.4 million outstanding at December 31, 2018)	—	1,713
Additional paid-in capital	1,776	59
Accumulated deficit	(1,125)	(1,211)
Accumulated other comprehensive income	79	82
Total Maxar stockholders' equity	730	643
Noncontrolling interest	1	1
Total stockholders' equity	731	644
Total liabilities and stockholders' equity	$5,083	$5,001

See accompanying notes to the unaudited condensed consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In millions)

	Six Months Ended
	June 30,
	2019	2018
Cash flows provided by (used in):
Operating activities:
Net income (loss)	$87	$(25)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	60	78
Amortization of intangible assets	137	146
Stock-based compensation expense	4	9
Amortization of debt issuance costs and other noncash interest expense	4	5
Impairment losses	15	—
Foreign exchange losses	3	8
Deferred income tax expense (benefit)	6	(26)
Other	(3)	6
Changes in operating assets and liabilities:
Trade and other receivables	(12)	(64)
Accrued compensation and benefits	(22)	(15)
Trade and other payables	(35)	(31)
Accrued liabilities	(60)	24
Contract liabilities	(126)	(113)
Advances to suppliers	32	20
Deferred tax assets	(9)	(14)
Deferred tax liabilities	(5)	27
Other liabilities	(7)	(17)
Other	(10)	(19)
Cash provided by (used in) operating activities	59	(1)

Investing activities:
Purchase of property, plant and equipment	(99)	(83)
Purchase or development of software	(28)	(37)
Cash collected on note receivable	—	5
Disposal of subsidiary and short-term investments	3	5
Cash used in investing activities	(124)	(110)

Financing activities:
Net proceeds from revolving credit facility	112	141
Repayments of long-term debt	(13)	(13)
Settlement of securitization liability	(8)	(6)
Payment of dividends	(1)	(32)
Change in overdraft balance	—	1
Cash provided by financing activities	90	91
Increase (decrease) in cash, cash equivalents, and restricted cash	25	(20)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	1	—
Cash, cash equivalents, and restricted cash, beginning of year	43	42
Cash, cash equivalents, and restricted cash, end of period	$69	$22

Reconciliation of cash flow information:
Cash and cash equivalents	$63	$12
Restricted cash included in prepaid and other current assets	5	9
Restricted cash included in other assets	1	1
Total cash, cash equivalents, and restricted cash	$69	$22

See accompanying notes to the unaudited condensed consolidated financial statements

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Change in Stockholders’ Equity

(In millions)

Three and six months ended June 30, 2019:

	Common Stock		Additional	Retained earnings	Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	(Accumulated deficit)	comprehensive income (loss)	interest	equity
Balance as of December 31, 2018	59.4	$1,713	$59	$(1,211)	$82	$1	$644
Reclassification of APIC due to U.S. Domestication	—	(1,713)	1,713	—	—	—	—
Common stock issued under employee stock purchase plan	0.1	—	1	—	—	—	1
Common stock issued upon vesting or exercise of stock-based compensation awards	0.1	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	1	—	—	—	1
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive loss	—	—	—	(59)	(6)	—	(65)
Balance as of March 31, 2019	59.6	—	1,774	(1,271)	76	1	580
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	—
Common stock issued upon vesting or exercise of stock-based compensation awards	—	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	2	—	—	—	2
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive income	—	—	—	146	3	—	149
Balance as of June 30, 2019	59.6	$—	$1,776	$(1,125)	$79	$1	$731

Three and six months ended June 30, 2018:

	Common Stock		Additional	Retained earnings	Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	(Accumulated deficit)	comprehensive income (loss)	interest	equity
Balance as of December 31, 2017	56.2	$1,550	$51	$118	$113	$1	$1,833
Common stock issued under employee stock purchase plan	0.1	1	—	—	—	—	1
Common stock issued upon vesting or exercise of stock-based compensation awards	0.1	7	(7)	—	—	—	—
Reclassification of liability classified stock-based compensation awards to equity classified	—	—	1	—	—	—	1
Equity classified stock-based compensation expense	—	—	8	—	—	—	8
Dividends ($0.29 per common share)	—	—	—	(16)	—	—	(16)
Comprehensive income (loss)	—	—	—	15	(8)	—	7
Balance as of March 31, 2018	56.4	1,558	53	117	105	1	1,834
Common shares issued as part of dissenting shareholder settlement	2.2	111	—	—	—	—	111
Common stock issued under employee stock purchase plan	0.1	1	—	—	—	—	1
Common stock issued upon vesting or exercise of stock-based compensation awards	—	—	—	—	—	—	—
Reclassification of liability classified stock-based compensation awards to equity classified	—	—	(1)	—	—	—	(1)
Equity classified stock-based compensation expense	—	—	9	—	—	—	9
Dividends ($0.29 per common share)	—	—	—	(16)	—	—	(16)
Comprehensive income (loss)	—	—	—	(40)	8	—	(32)
Balance as of June 30, 2018	58.7	$1,670	$61	$61	$113	$1	$1,906

See accompanying notes to the unaudited condensed consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, unless otherwise noted)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Maxar Technologies Inc., and all of its consolidated subsidiaries. The Company’s Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All intercompany balances and transactions are eliminated in consolidation.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which together with subsequent amendments is included in ASC 842 – Leases. This new standard requires that all leases with an initial term greater than one year be recorded on the balance sheet as a right-of-use asset and lease liability. Additional qualitative and quantitative disclosures are also required. The Company adopted the lease standard on January 1, 2019, using the modified retrospective transition approach on the effective date. The Company has elected the package of practical expedients, which allows the Company not to reassess whether any expired or existing contracts as of the adoption date are or contain a lease, lease classification for any expired or existing leases as of the adoption date and initial direct costs for any existing leases as of the adoption date. The Company has not elected the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets.

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

Recent Accounting Guidance Not Yet Adopted

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which together with subsequent amendments is included in ASC 326 – Financial Instruments – Credit Losses. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. These updates are effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The Company will adopt this standard effective January 1, 2020. The Company is currently evaluating the impact the adoption of this guidance may have on the Company’s financial statements.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

3.  TRADE AND OTHER RECEIVABLES, NET

Trade and other receivables, net consisted of the following:

	June 30,	December 31,
	2019	2018
Billed	$205	$242
Unbilled	238	172
Total trade receivables	443	414
Orbital receivables, current portion	34	34
Other	14	17
Allowance for doubtful accounts	(1)	(1)
Total trade and other receivables, net	$490	$464

Orbital receivables relate to performance incentives due under certain satellite construction contracts that are paid over the in-orbit life of the satellite. As of June 30, 2019 and December 31, 2018, long-term orbital receivables were $405 million and $407 million, respectively, and are included in Non-current assets on the Unaudited Condensed Consolidated Balance Sheets.

During 2018, the Company sold orbital receivables for net proceeds of $18 million. These orbital receivables were purchased in tranches that span multiple years and include longer-term maturities. The orbital receivables that were securitized remain recognized on the consolidated balance sheets as the Company did not meet the accounting criteria for surrendering control of the receivables. The net proceeds received have been recognized as a securitization liability and are subsequently measured at amortized cost using the effective interest rate method. The securitized orbital receivables and the securitization liabilities are being drawn down as payments are received from the customers and passed on to the purchaser of the tranche. The Company continues to recognize orbital interest revenue on the orbital receivables that are subject to the securitization transactions and recognizes interest expense to accrete the securitization. The amount of securitization liabilities was $102 million and $109 million at June 30, 2019 and December 31, 2018, respectively, of which $16 million and $15 million, respectively, was included in Other current liabilities on the Consolidated Balance Sheets.

4.  INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2019	2018
Raw materials	$15	$21
Work in process	9	10
Total inventory	$24	$31

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

5.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2019	2018
Satellites	$397	$397
Equipment	230	229
Leasehold improvements	98	97
Computer hardware	94	92
Land and land improvements	88	88
Buildings	46	46
Furniture and fixtures	19	19
Construction in process	236	142
Property, plant and equipment, at cost	1,208	1,110
Accumulated depreciation	(423)	(363)
Property, plant and equipment, net	$785	$747

Depreciation expense for property, plant and equipment was $30 million and $60 million, and $41 million and $78 million for the three and six months ended June 30, 2019 and June 30, 2018, respectively.

During the quarter ended June 30, 2019, the Company received insurance recoveries of $183 million related to the loss of the WorldView-4 satellite. The insurance proceeds are included in operating cash flows as they are considered business interruption insurance and represent our satellite’s loss of capacity to produce imagery for sale to our customers.

6.  INTANGIBLE ASSETS

Intangible assets are as follows:

	June 30, 2019			December 31, 2018
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$619	$(81)	$538	$619	$(58)	$561
Backlog	332	(169)	163	332	(120)	212
Technologies	328	(117)	211	330	(86)	244
Software	225	(90)	135	198	(71)	127
Image library	80	(40)	40	80	(32)	48
Trade names and other	41	(12)	29	41	(9)	32
Non-compete agreements	21	(17)	4	21	(13)	8
Total intangible assets	$1,646	$(526)	$1,120	$1,621	$(389)	$1,232

Amortization expense related to intangible assets was $69 million and $137 million, and $72 million and $146 million for the three and six months ended June 30, 2019 and June 30, 2018, respectively.

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

The Company’s leases have remaining lease terms of approximately one year to 16 years, some of which include options to extend the lease anywhere from one to ten years, and are included in the lease term when it is reasonably certain the Company will exercise the option. The Company has elected as an accounting policy not to recognize any leases with an initial term of 12 months or less on the balance sheet and will recognize the lease payments on a straight-line basis in the statement of operations.

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

The Company elected the practical expedient not to separate lease and non-lease components. The Company also elected to include in minimum lease payments any executory costs that are part of the fixed lease payment.

Finance lease cost, variable lease cost, and short-term lease cost are not material. The components of operating lease expense are as follows:

		Three months ended June 30,	Six months ended June 30,
	Classification	2019	2019
Operating lease expense	Selling, general, and administrative expense, Product costs, and Service costs	$9	$17

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Supplemental lease balance sheet information consists of the following:

		June 30,
	Classification	2019
Assets:
Operating	Non-current operating lease assets	$124
Finance	Property, plant, and equipment, net	8
Total lease assets		$132
Liabilities:
Current
Operating	Current operating lease liabilities	$33
Finance	Current portion long-term debt	3
Non-current
Operating	Operating lease liabilities	133
Finance	Long-term debt	3
Total lease liabilities		$172

Supplemental lease cash flow information is as follows:

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9	$18

Other supplemental lease information consists of the following:

June 30,
2019
Weighted average remaining lease term
Operating leases	9 years
Finance leases	3 years
Weighted average discount rate
Operating leases	7.1%
Finance leases	4.7%

Maturities of lease liabilities are as follows:

	2019 [1]	2020	2021	2022	2023	Thereafter	Less: imputed interest	Total minimum lease payments
Operating leases	$17	$32	$29	$24	$22	$100	$(58)	$166
Finance leases	2	3	1	1	—	—	(1)	6

1Excludes the six months ended June 30, 2019.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

8.  RESTRUCTURING LIABILITY

On February 27, 2019, the Company announced a restructuring plan to implement cost-saving measures, including a reduction in the Company’s workforce. The reduction in the Company’s workforce was substantially completed in the first quarter of 2019, with cash payments occurring throughout 2019. Restructuring expense is included in Product costs, excluding depreciation and amortization, Service costs, excluding depreciation and amortization, and Selling, general and administrative expense in the Company’s Unaudited Condensed Consolidated Statements of Operations.

Changes to restructuring liabilities during the period consisted of the following:

Restructuring Liability
Balance as of December 31, 2018	$6
Obligations incurred	22
Payments	(14)
Release of reserves	(2)
Balance as of June 30, 2019	$12

9.  LONG-TERM DEBT AND INTEREST EXPENSE

	June 30,	December 31,
	2019	2018
Syndicated Credit facility:
Revolving credit facility	$686	$595
Operating credit facility in Canadian dollars (June 30, 2019 - C$20 million; December 31, 2018 - C$0 million)	15	—
Term Loan A	500	500
Term Loan B	1,970	1,980
Debt issuance costs	(37)	(41)
Obligations under finance leases and other	10	13
Total long-term debt	3,144	3,047
Current portion	(17)	(17)
Non-current portion	$3,127	$3,030

The Syndicated Credit Facility, with an aggregate capacity of up to $3.75 billion, is composed of: (i) a four-year senior secured first lien revolving credit facility and a four-year senior secured first lien operating credit facility (collectively, the “Revolving Credit Facility”), (ii) a senior secured first lien term A facility (“Term Loan A”) and (iii) a seven-year senior secured first lien term B facility (“Term Loan B”).

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of June 30, 2019 and December 31, 2018, the Company had $16 million and $18 million, respectively, of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Interest expense on long-term debt and other obligations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest on long-term debt	$48	$43	$93	$83
Interest expense on advance payments from customers	4	6	9	14
Interest on orbital securitization liability	2	2	4	4
Imputed interest and other	—	(1)	—	1
Capitalized interest	(5)	(1)	(8)	(2)
Interest expense on dissenting stockholder liability	—	1	—	3
Total interest expense	$49	$50	$98	$103

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

The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis categorized by level within the fair value hierarchy. Financial assets and liabilities are classified within the hierarchy based on the lowest level input that is significant to the fair value measurement. These fair values are included as components of Other current liabilities, Other non-current liabilities, Prepaid and other current assets, and Other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

	Recurring Fair Value Measurements of as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$3	$—	$—	$3
Long-term investments	—	2	12	14
Derivative financial instruments
Foreign exchange forward contracts & embedded derivatives	—	4	—	4
	$3	$6	$12	$21

Liabilities
Derivative financial instruments
Foreign exchange forward contracts & embedded derivatives	$—	$2	$—	$2
Interest rate swaps	—	20	—	20
	$—	$22	$—	$22

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

	Recurring Fair Value Measurements of as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$3	$—	$—	$3
Long-term investments	—	1	24	25
Derivative financial instruments
Foreign exchange forward contracts & embedded derivatives	—	5	—	5
	$3	$6	$24	$33

Liabilities
Derivative financial instruments
Foreign exchange forward contracts & embedded derivatives	$—	$8	$—	$8
Interest rate swaps	—	4	—	4
	$—	$12	$—	$12

During the three months ended June 30, 2019, the Company noted an observable price change related to its investment in a privately held company and, as a result, recorded an impairment loss of $12 million. There were no impairment losses recognized in the three and six months ended June 30, 2018.

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

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are all short-term in nature; therefore, the carrying value of these items approximates their fair value. The following tables provide additional fair value information related to the Company’s financial instruments:

	As of June 30, 2019
	Carrying value	Fair value	Fair value hierarchy
Long-term debt, excluding finance leases and other	$3,134	$2,938	Level 2
Orbital receivables	439	439	Level 2

	As of December 31, 2018
	Carrying value	Fair value	Fair value hierarchy
Long-term debt, excluding finance leases and other	$3,034	$2,925	Level 2
Orbital receivables	441	441	Level 2

There were no transfers into or out of each of the levels of the fair value hierarchy during the six months ended June 30, 2019 or year ended December 31, 2018.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

11. STOCKHOLDERS’ EQUITY

As a result of the Company’s U.S. Domestication on January 1, 2019, a reclassification between Common Stock and Additional paid-in capital was necessary to reflect the Company’s new par value of $0.0001. The reclassification between Common Stock and Additional paid-in capital of $1.7 billion was recorded within the Unaudited Condensed Consolidated Statements of Change in Stockholders’ Equity in the first quarter of 2019.

Tax Benefit Preservation Plan

On May 12, 2019, the Company implemented a Tax Benefit Preservation Plan (“Tax Plan”), with the intent to preserve the value of certain deferred tax benefits (the “Tax Benefits”). The Tax Plan is intended to act as a deterrent to any person or entity acquiring shares of the Company equal to or exceeding 4.9%. For each common stock outstanding as of May 28, 2019, a dividend of one preferred stock purchase right is granted. The Tax Plan gives current shareholders the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock (“Series A Preferred”) at a set price of $30.92 which, upon exercise, provides for one additional share of common stock at a 50% discount on the exercise date with no cash settlement options. The Tax Plan reduces the likelihood that changes in the Company’s investor base have the unintended effect of limiting the use of the Company’s Tax Benefits. There is no impact to the financial statements as a result of the Tax Plan.

As of June 30, 2019, the Company had 2,400,000 shares authorized and no shares outstanding of the Series A Preferred stock. As of December 31, 2018, the Company had no Series A Preferred stock authorized or outstanding.

Changes in the components of Accumulated other comprehensive income (loss) are as follows:

	Foreign			Total
	Currency	Unrecognized		Accumulated Other
	Translation	(Loss) Gain on	Pension	Comprehensive
	Adjustments[1]	Derivatives[2]	Adjustments	Income (Loss)
Balance as of December 31, 2018	$111	$(4)	$(25)	$82
Other comprehensive (loss) income	(4)	(4)	3	(5)
Tax expense	—	—	(1)	(1)
Balance as of March 31 2019	107	(8)	(23)	76
Other comprehensive income (loss)	15	(12)	—	3
Tax expense	—	—	—	—
Balance as of June 30, 2019	$122	$(20)	$(23)	$79

[1]

As a result of the Company’s U.S. Domestication on January 1, 2019, and the associated change from a Canadian parent company to a U.S. parent company, the Company’s net investment hedge was no longer necessary from the domestication date onwards. As of December 31, 2018, there was a $51 million net loss on hedge investments in foreign operations.

[2]

As of January 1, 2019, the Company has discontinued hedge accounting related to the Company’s foreign exchange contracts. The Company still applies hedge accounting to the interest rate swaps related to long-term debt. As of June 30, 2019, the balance consisted of unrecognized loss on the Company’s interest rate swaps.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

12. REVENUE

On June 30, 2019, the Company had $2.2 billion of remaining performance obligations, which represents the transaction price of firm orders less inception to date revenues recognized. Remaining performance obligations exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenues relating to existing performance obligations of approximately $1.0 billion, $0.5 billion, and $0.7 billion in the six months ended December 31, 2019, year ended 2020 and thereafter, respectively.

Contract liabilities by segment are as follows:

	Space
As of June 30, 2019	Systems	Imagery[1]	Services	Total
Contract liabilities	$101	$189	$6	$296

	Space
As of December 31, 2018	Systems	Imagery[1]	Services	Total
Contract liabilities	$172	$247	$2	$421

[1]

The contract liability balance associated with the Company’s EnhancedView Contract was $132 million and $184 million as of June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019, imputed interest on advanced payments increased the contract liability balance by $8 million, which was more than offset by $60 million in revenue recognition. The contract liability balance associated with the Company’s EnhancedView Contract is expected to be recognized as revenue through August 31, 2020. There were no deferred contract costs on the Unaudited Condensed Consolidated Balance Sheets associated with this contract as of June 30, 2019 or December 31, 2018.

The decrease in total contract liabilities was primarily due to revenues recognized.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company’s primary sources of revenues are as follows:

Three months ended June 30, 2019	Space Systems	Imagery	Services	Eliminations	Total
Product revenues	$190	$—	$—	$—	$190
Service revenues	26	200	74	—	300
Intersegment	41	1	—	(42)	—
	$257	$201	$74	$(42)	$490

Three months ended June 30, 2018	Space Systems	Imagery	Services	Eliminations	Total
Product revenues	$257	$—	$—	$—	$257
Service revenues	47	211	64	—	322
Intersegment	26	1	2	(29)	—
	$330	$212	$66	$(29)	$579

Six months ended June 30, 2019	Space Systems	Imagery	Services	Eliminations	Total
Product revenues	$384	$—	$—	$—	$384
Service revenues	71	399	140	—	610
Intersegment	76	2	2	(80)	—
	$531	$401	$142	$(80)	$994

Six months ended June 30, 2018	Space Systems	Imagery	Services	Eliminations	Total
Product revenues	$485	$—	$—	$—	$485
Service revenues	98	421	132	—	651
Intersegment	40	2	4	(46)	—
	$623	$423	$136	$(46)	$1,136

Certain of the Company’s contracts with customers in the Space Systems segment include a significant financing component since payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital interest revenue of $8 million and $15 million for the three and six months ended June 30, 2019, respectively, as compared to $9 million and $16 million for the three and six months ended June 30, 2018, respectively, related to these contracts, which is included in product revenues.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The revenues based on geographic location of customers are as follows:

	Three Months Ended June 30,
	2019	2018
United States	$349	$339
Asia	52	96
Canada	28	53
Europe	34	36
South America	26	45
Other	1	10
Total revenues	$490	$579

	Six Months Ended June 30,
	2019	2018
United States	$687	$708
Asia	120	172
Canada	53	101
Europe	60	69
South America	65	67
Other	9	19
Total revenues	$994	$1,136

Revenues from significant customers are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. Federal Government and agencies	$263	$219	$494	$451
Canadian Federal Government and agencies	25	31	45	59

13.  SEGMENT INFORMATION

The Company’s business is organized into three reportable segments based on the nature of the products and services offered: (i) Space Systems; (ii) Imagery; and (iii) Services. The Space Systems reportable segment supplies space-based and ground-based infrastructure and information solutions including communication and imaging satellites, satellite payloads and antenna subsystems, space-based and airborne surveillance solutions, robotic systems and associated ground infrastructure and support services. The Imagery segment is a supplier of high resolution Earth imagery and radar data sourced from the Company’s owned satellite constellations and third-party providers. The Services segment combines imagery, analytic expertise and innovative technology to deliver integrated intelligence solutions to customers.

Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. The reconciling item “corporate and other expenses” includes items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, and fees for audit, legal and consulting services.

The Company’s Chief Operating Decision Maker (“CODM”) measures the performance of each segment based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, tax, depreciation and amortization (“EBITDA”) adjusted for certain items affecting comparability as specified in the calculation. Other unallocated expenses include retention costs and foreign exchange gains and losses which are not included in segment Adjusted EBITDA. The following table summarizes the operating performance of the Company’s segments:

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Space Systems	$257	$330	$531	$623
Imagery	201	212	401	423
Services	74	66	142	136
Intersegment eliminations	(42)	(29)	(80)	(46)
Total revenues	$490	$579	$994	$1,136

Adjusted EBITDA:
Space Systems	$28	$13	$38	$41
Imagery	123	133	244	267
Services	6	6	13	10
Intersegment eliminations	(10)	(7)	(13)	(9)
Depreciation and amortization	(99)	(113)	(197)	(224)
Corporate and other expenses	(18)	(12)	(36)	(25)
Restructuring	(2)	(13)	(22)	(13)
Acquisition and integration related expense	(2)	(6)	(6)	(10)
Impairment losses	(12)	—	(15)	—
Satellite insurance recovery	183	—	183	—
CEO severance	—	—	(3)	—
Interest expense, net	(49)	(50)	(98)	(103)
Equity loss (income) from joint ventures, net of tax	2	(3)	3	(3)
Income (loss) before taxes	$150	$(52)	$91	$(69)

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company’s capital expenditures are as follows:

	Space			Corporate and
Three Months Ended June 30, 2019	Systems	Imagery	Services	eliminations	Total
Capital expenditures:
Property, plant and equipment	$3	$51	$—	$(14)	$40
Intangible assets	-	14	—	-	14
	$3	$65	$—	$(14)	$54

	Space			Corporate and
Three Months Ended June 30, 2018	Systems	Imagery	Services	eliminations	Total
Capital expenditures:
Property, plant and equipment	$4	$41	$1	$(6)	$40
Intangible assets	4	15	2	(1)	20
	$8	$56	$3	$(7)	$60

	Space			Corporate and
Six Months Ended June 30, 2019	Systems	Imagery	Services	eliminations	Total
Capital expenditures:
Property, plant and equipment	$9	$101	$—	$(11)	$99
Intangible assets	1	27	—	-	28
	$10	$128	$—	$(11)	$127

	Space			Corporate and
Six Months Ended June 30, 2018	Systems	Imagery	Services	eliminations	Total
Capital expenditures:
Property, plant and equipment	$9	$79	$1	$(6)	$83
Intangible assets	4	32	2	(1)	37
	$13	$111	$3	$(7)	$120

Substantially all of the Company’s long-lived tangible assets were in the United States as of June 30, 2019 and December 31, 2018.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

14.  EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	Pension		Pension
	2019	2018	2019	2018
Service cost	$1	$1	$2	$3
Interest cost	6	—	12	—
Expected return on plan assets	(9)	—	(15)	—
Amortization of net loss	1	—	1	—
Expenses paid	1	—	1	—
Net periodic benefit cost	$—	$1	$1	$3

Contributions

The funding policy for the Company’s pension plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. The Company expects to contribute approximately $14 million to its pension plans for the year ending December 31, 2019. As of June 30, 2019, all legal funding requirements had been met.

15.  INCOME TAXES

On January 1, 2019, the Company completed the U.S. Domestication. The Company has estimated there are no material corporate tax liabilities as a result of the U.S. Domestication; however, the Company's effective tax rate is expected to increase in the future primarily due to related changes in corporate structure and the application of U.S. tax law to the Company. In prior years, the Company's income taxes were described as Canadian and non-Canadian. Following the U.S. Domestication, the Company will describe its income tax in the context of U.S. and non-U.S.

Following the U.S. Domestication, the Company is subject to taxation on a material amount of Global Intangible Low-Tax Income (“GILTI”) earned by foreign subsidiaries. The Company has elected to treat the tax effect of GILTI as a current period expense when incurred. The Company expects the net impact of the GILTI for the 2019 fiscal year to be immaterial due to a corresponding change in the valuation allowance.

In computing income tax expense for the quarter ended June 30, 2019, the Company applied the estimated annual effective tax rate to non-U.S. pre-tax income. No income tax expense was recognized on U.S. income as the Company does not expect to recognize the benefit of U.S. losses recorded in the year. This resulted in an effective income tax rate of 15.4% for the six months ended June 30, 2019. For the six months ended June 30, 2018, income tax expense was computed as (18.5%). The effective tax rate increased primarily due to changes in corporate structure, the application of U.S. tax law and a change in the mix of income between jurisdictions.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

16. EARNINGS PER SHARE

The following table includes the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$146	$(40)	$87	$(25)

Weighted average number of common shares outstanding-basic	59.6	57.2	59.6	56.8
Weighted dilutive effect of equity awards	—	—	—	—
Weighted average number of common shares outstanding-diluted	59.6	57.2	59.6	56.8

Income (loss) per common share:
Basic	$2.45	$(0.70)	$1.46	$(0.44)
Dilutive	$2.45	$(0.70)	$1.46	$(0.44)

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

The Company may incur liquidated damages on programs as a result of delays due to slippage, or for programs which fail to meet all milestone requirements as outlined within the contractual arrangements with customers. Losses on programs related to liquidated damages result in a reduction of revenue.

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

Legal Proceedings

In 2010, the Company entered into an agreement with a Ukrainian customer to provide a communication satellite system. In 2014, following the annexation of Crimea by the Russian Federation, the Company declared force majeure with respect to the program. The Ukrainian customer accepted that an event of force majeure had occurred. Following various unsuccessful efforts to arrive at a new contractual framework to take account of the changed circumstances (including the force majeure and various financial issues), the contract with the Ukrainian customer was terminated by Maxar. Maxar completed work on the spacecraft, which is in storage. In July 2018, the Ukrainian customer issued a statement of claim in the arbitration it had commenced against Maxar, challenging the Company’s right to terminate for force majeure, purporting to terminate the contract for default by Maxar (a position since withdrawn), and seeking recovery from Maxar in the amount of approximately $227 million. Discovery has concluded, and the matter is scheduled to be heard by the arbitration panel in December 2019. The Company believes it has sound defenses to the petitioner’s claims, and will vigorously defend the claims asserted. The Company has accrued an amount that it believes is within the range of probable outcomes for resolving this matter; the amount is not material to the consolidated financial statements. However, the outcome of any arbitration is difficult to predict, and in the event that the arbitration results in a finding against the Company in excess of the amount reserved, the Company could incur additional amounts and its results of operations and financial condition could be adversely affected.

In January 2019, a Maxar stockholder filed a putative class action lawsuit captioned Durant v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that the Company’s public disclosures from March 29, 2018 through January 7, 2019 were deficient in violation of the federal securities laws and seeking monetary damages. In March 2019, another stockholder filed a virtually identical putative class action in the District of Colorado captioned Schwartz v. Maxar Technologies Inc., No. 1:19-cv-00758-NRN, alleging violation of the same securities laws as alleged in the Durant case based upon nearly identical underlying facts. Once the court consolidates these two actions and appoints a lead plaintiff, that plaintiff will have sixty days to file a consolidated amended complaint and the Company will have sixty days to file a response. Also in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit captioned Charles O’Brien vs. Maxar Technologies Inc., No. CV-19-00613564-00CP in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. The Company believes that these cases are without merit and intends to vigorously defend against them.

The Company is a party to various other legal proceedings and claims that arise in the ordinary course of business as either a plaintiff or defendant. As a matter of course, the Company is prepared both to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities. The Company has established accrued

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

liabilities for these matters where losses are deemed probable and reasonably estimable. The outcome of any of these other proceedings, either individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

18.  SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Six Months Ended
	June 30,
	2019	2018
Supplemental cash flow information:
Cash paid for interest	$(128)	$(98)
Income tax payments	(4)	(3)
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	19	3
Impairment loss on equity investment	12	—

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

RECENT DEVELOPMENTS

WorldView-4 Insurance Recovery

On May 3, 2019, we announced that our insurance carriers accepted our $183 million claim for loss arising from the WorldView-4 satellite on-orbit failure, and agreed to pay us the full amount. As of June 30, 2019, we have collected the full insurance proceeds.

Tax Benefit Preservation Plan

On May 12, 2019, our Board of Directors approved a Tax Benefit Preservation Plan (“Tax Plan”), with the intent to preserve the value of certain deferred tax benefits (the “Tax Benefits”) including those generated by net operating losses. The Tax Plan is intended to act as a deterrent to any person or entity acquiring shares of the Company equal to or exceeding 4.9%. For each common stock outstanding as of May 28, 2019, a dividend of one preferred stock purchase right (“The Rights”) is granted. The Tax Plan gives current shareholders the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock (“Series A preferred Stock”) at a set price of $30.92 which, upon exercise, provides for one additional share of common stock at a 50% discount on the exercise date with no cash settlement options. The Tax Plan reduces the likelihood that changes in our investor base have the unintended effect of limiting the use of our Tax Benefits. There is no impact to the financial statements as a result of the Tax Plan.

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

Segment Results

Our Chief Operating Decision Maker (“CODM”) measures performance of our reportable segments based on revenue and Adjusted EBITDA. Our three reportable segments are Space Systems, Imagery and Services. In January 2019, with the appointment of Daniel L. Jablonsky as our President and Chief Executive Officer, our CODM changed. Our CODM may decide to evaluate our business differently in the future, which could result in changes to our reportable segments.

Space Systems

In the Space Systems segment, we are a leading supplier of space-based and ground-based infrastructure and information solutions. The Space Systems segment includes the financial results of our Space Solutions (previously referred to as Space Systems/Loral LLC or SSL) and MacDonald, Dettwiler and Associates (“MDA”) businesses. Our products include communication and imaging satellites, satellite payloads and antenna subsystems, space-based and airborne surveillance solutions, robotic systems and associated ground infrastructure and support services. Our offerings serve multiple markets, primarily for communications and surveillance and intelligence applications. In the communications market, our solutions provide cost-efficient global delivery of a broad range of services, including television and radio distribution, broadband internet, and mobile communications. In the surveillance and intelligence market, we offer end-to-end solutions to monitor changes and activities around the globe to support the operational needs of government agencies, both military and civilian, and commercial customers. We also supply spacecraft and subsystems to the U.S. government, Canadian government and other customers for scientific research and development missions, as well as robotic systems for the space and terrestrial markets. Our principal customers in the Space Systems segment are government agencies worldwide as well as satellite operators and satellite manufacturers.

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

RESULTS OF OPERATIONS

The following table provides selected financial information for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		%		Six months ended June 30,		%
	2019	2018	Change		2019	2018	Change
($ millions)
Revenues:
Product	$190	$257	(26)%		$384	$485	(21)%
Service	300	322	(7)		610	651	(6)
Total revenues	$490	$579	(15)%		$994	$1,136	(13)%
Costs and expenses:
Product costs, excluding depreciation and amortization	$165	$254	(35)%		$362	$441	(18)%
Service costs, excluding depreciation and amortization	121	77	57		231	196	18
Selling, general and administrative	80	133	(40)		183	236	(22)
Depreciation and amortization	99	113	(12)		197	224	(12)
Impairment losses	12	—	*		12	—	*
Satellite insurance recovery	(183)	—	*		(183)	—	*
Operating income	196	2	*	%	192	39	*	%
Interest expense, net	49	50	(2)		98	103	(5)
Other (income) expense, net	(3)	4	*		3	5	(40)
Income (loss) before taxes	150	(52)	*	%	91	(69)	*	%
Income tax expense (benefit)	2	(9)	*		1	(41)	*
Equity in loss (income) from joint ventures, net of tax	2	(3)	*		3	(3)	*
Net income (loss)	$146	$(40)	*	%	$87	$(25)	*	%

*Not meaningful.

Product and service revenues

	Three Months Ended June 30,		%	Six months ended June 30,		%
	2019	2018	Change	2019	2018	Change
($ millions)
Product revenues	$190	$257	(26)%	$384	$485	(21)%
Service revenues	300	322	(7)	610	651	(6)
Total revenues	$490	$579	(15)%	$994	$1,136	(13)%

Total revenues decreased to $490 million from $579 million, or by $89 million, for the three months ended June 30, 2019, compared to the same period of 2018. The decrease in revenues was primarily driven by a $73 million decrease in the Space Systems segment and an $11 million decrease in the Imagery segment. These decreases were partially offset by an $8 million increase in revenues in the Services segment.

Total revenues decreased to $994 million from $1,136 million, or by $142 million, for the six months ended June 30, 2019, compared to the same period of 2018. The decrease in revenues was primarily driven by a $92 million decrease in the Space Systems segment and a $22 million decrease in the Imagery segment. These decreases were partially offset by a $6 million increase in revenues in the Services segment. Further discussion of the drivers behind changes in revenues is included within the “Results by Segment” section below.

See Note 12, “Revenue” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for product and service revenue by segment.

Product and service costs

	Three Months Ended June 30,		%	Six months ended June 30,		%
	2019	2018	Change	2019	2018	Change
($ millions)
Product costs, excluding depreciation and amortization	$165	$254	(35)%	$362	$441	(18)%
Service costs, excluding depreciation and amortization	121	77	57	231	196	18
Total costs	$286	$331	(14)%	$593	$637	(7)%

Total costs of product and services decreased to $286 million from $331 million and to $593 million from $637 million, or by $45 million and $44 million respectively, for the three and six months ended June 30, 2019, compared to the same period of 2018. The decreases in costs were primarily driven by a lower volume of projects at Space Solutions and less costs in our Space Systems segment related to the RADARSAT Constellation Mission (“RCM”) program in Canada which launched in June 2019. These decreases were partially offset by increases in the Services segment driven by increased revenue and increases in our Imagery segment driven by a change in product mix.

Further discussion is included within the “Results by Segment” section below.

Selling, general and administrative

	Three Months Ended June 30,		%	Six months ended June 30,		%
	2019	2018	Change	2019	2018	Change
($ millions)
Selling, general and administrative	$80	$133	(40)%	$183	$236	(22)%

Selling, general and administrative costs decreased to $80 million from $133 million, or by $53 million, for the three months ended June 30, 2019, compared to the same period of 2018. The decrease is primarily related to a decrease in research and development costs of $19 million, a decrease in restructuring costs of $12 million, and a decrease in stock-based compensation of $7 million, and decreases in labor related expenses.

Selling, general and administrative costs decreased to $183 million from $236 million, or by $53 million, for the six months ended June 30, 2019, as compared to the same period of 2018. The decrease was primarily driven by lower research and development costs of $36 million, lower stock-based compensation expense of $5 million and lower labor related expenses. These decreases were partially offset by a year to date increase in restructuring and severance expenses of $4 million which were related to lower headcount and restructuring actions taken in the quarter ended March 31, 2019, and severance paid to the previous CEO of $3 million.

Depreciation and amortization

The following table shows depreciation and amortization expense for the fiscal quarters indicated.

	Three Months Ended June 30,		%	Six months ended June 30,		%
	2019	2018	Change	2019	2018	Change
($ millions)
Property, plant and equipment	$30	$41	(27)%	$60	$78	(23)%
Intangible assets	69	72	(4)	137	146	(6)
Depreciation and amortization expense	$99	$113	(12)%	$197	$224	(12)%

Depreciation and amortization expense decreased to $99 million from $113 million, or by $14 million, for the three months ended June 30, 2019, compared to the same period of 2018 and decreased to $197 million from $224 million, or by $27 million, for the six months ended June 30, 2019, compared to the same period of 2018. The decrease is primarily driven by a decrease in depreciation and amortization expense following asset impairments in the second half of 2018.

Impairment losses

Our Space Systems segment has an investment in a privately held company carried at adjusted cost basis. During the three months ended June 30, 2019, we noted an observable price change related to this investment and, as a result, recorded an impairment loss of $12 million. There were no impairment losses recognized in the three and six months ended June 30, 2018.

See Note 10, “Financial instruments and fair value disclosures” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for further disclosure on the impairment losses.

Satellite insurance recovery

During the quarter ended June 30, 2019, we received insurance recoveries of $183 million related to the loss of our WorldView-4 satellite.

Interest expense, net

	Three Months Ended June 30,		%	Six months ended June 30,		%
	2019	2018	Change	2019	2018	Change
($ millions)
Interest expense:
Interest on long-term debt	$48	$43	12%	$93	$83	12%
Interest expense on advance payments from customers[1]	4	6	(33)	9	14	(36)
Interest on orbital securitization liability	2	2	*	4	4	—
Imputed interest and other	—	(1)	*	—	1	*
Capitalized interest	(5)	(1)	*	(8)	(2)	*
Interest expense on dissenting stockholder liability	—	1	*	—	3	*
Interest expense, net	$49	$50	(2)%	$98	$103	(5)%

*Not meaningful.

[1]

Under the EnhancedView Contract, we had received advanced payments from the U.S. government during the construction phase of the WorldView-1 satellite, which was more than one year before capacity was made available to them. The effect of imputing interest on these advanced payments is to increase contract liabilities with an offsetting charge to interest expense. As capacity is provided to the customer, revenue is recognized and the contract liabilities balance decreases.

Interest expense, net decreased to $49 million from $50 million, or by $1 million, for the three months ended June 30, 2019, compared to the same period in 2018. The $5 million increase in interest on long-term debt was partially offset by a $4 million increase in capitalized interest primarily related to the WorldView Legion project.

Interest expense, net decreased to $98 million from $103 million, or by $5 million, for the six months ended June 30, 2019, compared to the same period in 2018. The decrease is primarily due to a $6 million increase in capitalized interest primarily related to the WorldView Legion project and a $5 million decrease in interest expense on advance payments from customers. These changes were partially offset by a $10 million increase in interest expense on long-term debt due to the increase in our long-term debt balance of approximately $49 million since June 30, 2018.

Other (income) expense, net

	Three Months Ended June 30,		%		Six months ended June 30,		%
	2019	2018	Change		2019	2018	Change
($ millions)
Other (income) expense, net	$(3)	$4	*	%	$3	$5	(40)%

*Not meaningful.

Other (income) expense, net changed to $3 million of income from a $4 million expense for the three months ended June 30, 2019 compared to the same period of 2018. This change was primarily due to $3 million in foreign exchange gains for the three months ended June 30, 2019 as compared to $3 million in foreign exchange losses in the comparative period.

Other expense, net decreased to $3 million from $5 million, or by $2 million, for the six months ended June 30, 2019, compared to the same period of 2018, primarily driven by a $3 million expense in 2018 related to the dissenting stockholders liability which did not recur in 2019. This decrease was partially offset by a $1 million increase in foreign exchange losses.

Income tax expense (benefit)

	Three Months Ended June 30,		%		Six months ended June 30,		%
	2019	2018	Change		2019	2018	Change
($ millions)
Income tax expense (benefit)	$2	$(9)	*	%	$1	$(41)	*	%

*Not meaningful.

Income tax expense (benefit) changed from a benefit of $9 million for the three months ended June 30, 2018 to an expense of $2 million for the three months ended June 30, 2019, primarily due to transactions undertaken in the course of the U.S. Domestication and a change in the mix of income between jurisdictions.

Income tax expense (benefit) increased by $42 million for the six months ended June 30, 2019, compared to the same period of 2018, primarily due to transactions undertaken in the course of the U.S. Domestication, a change in the mix of income between jurisdictions and the recognition of previously unrecognized tax benefits primarily in the first quarter of 2018.

In computing income tax expense for the six months ended June 30, 2019, we applied the estimated annual effective tax rate to non-U.S. pre-tax income. No income tax expense was recognized on U.S. income as we do not expect to recognize the benefit of U.S. losses recorded in the year. This resulted in an effective income tax rate of 15.4% for the six months ended June 30, 2019. In the six months ended June 30, 2018, income tax expense was computed as (18.5%). The effective tax rate increased primarily due to changes in corporate structure, the application of U.S. tax law and a change in the mix of income between jurisdictions.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on three reportable segments: Space Systems, Imagery and Services. Intersegment transactions have been eliminated from the segmented financial information discussed below.

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
($ millions)
Revenues:
Space Systems	$257	$330	$531	$623
Imagery	201	212	401	423
Services	74	66	142	136
Intersegment eliminations	(42)	(29)	(80)	(46)
Total revenue	$490	$579	$994	$1,136

Adjusted EBITDA:
Space Systems	$28	$13	$38	$41
Imagery	123	133	244	267
Services	6	6	13	10
Intersegment eliminations	(10)	(7)	(13)	(9)
Corporate and other expenses	(18)	(12)	(36)	(25)
Total Adjusted EBITDA	$129	$133	$246	$284

Total Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA disclosures.

Space Systems

The following table provides selected financial information for the Space Systems segment.

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
($ millions)
Total revenues	$257	$330	$531	$623

Adjusted EBITDA	$28	$13	$38	$41
Adjusted EBITDA margin percentage	10.9%	3.9%	7.2%	6.6%

Revenues from the Space Systems segment decreased to $257 million from $330 million, or by $73 million, for the three months ended June 30, 2019, compared to the same period of 2018. Revenues from Space Solutions decreased primarily as a result of the impact of reduced volume in our geostationary satellite manufacturing business (“GeoComm”) business and an increase in estimated costs to complete. An increase in estimated costs to complete directly impacts revenues, as revenues are recognized over time under the cost-to-cost method. Revenues from MDA also decreased which was primarily related to lower revenues on the RCM program in Canada which launched in June 2019.

For the six months ended June 30, 2019, Space Systems segment revenues decreased to $531 million from $623 million, or by $92 million, compared to the same period of 2018. Revenues from Space Solutions decreased primarily as a result of the impact of reduced volume in our GeoComm business and an increase in estimated costs to complete. Revenues from MDA decreased primarily related to lower revenues on the RCM program in Canada which was launched in June 2019.

Adjusted EBITDA increased to $28 million from $13 million, or by $15 million, for the three months ended June 30, 2019, compared to the same period of 2018. The increase in the Space Systems segment is primarily related to reduced research and development spend of $18 million, headcount reductions from restructuring initiatives resulting in $5 million of cost reductions, a recovery of a previously reserved amount of $7 million, and no liquidating damages incurred to date during 2019 compared to $5 million of liquidated damages at Space Solutions that occurred in 2018. These increases were partially offset by decreases from the effects of lower revenues within the Space Systems segment.

Adjusted EBITDA decreased to $38 million from $41 million, or by $3 million, in the six months ended June 30, 2019, compared to the same period of 2018. The primary drivers of the change in Adjusted EBITDA within the Space Systems segment were a decrease in research and development expenses of $34 million, headcount reductions from restructuring initiatives resulting in $14 million of cost reductions, a recovery of a previously reserved amount of $7 million, and no liquidated damages incurred to date during 2019 compared to $5 million of liquidated damages at Space Solutions that occurred in 2018. These changes were primarily offset by decreases from the effects of lower revenues within the Space Systems segment.

Imagery

The following table provides selected financial information for the Imagery segment.

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
($ millions)
Total revenues	$201	$212	$401	$423

Adjusted EBITDA	$123	$133	$244	$267
Adjusted EBITDA margin percentage	61.2%	62.7%	60.8%	63.1%

Imagery segment revenues decreased to $201 million from $212 million, or by $11 million, for the three months ended June 30, 2019, compared to the same period of 2018. The decrease was primarily driven by a $14 million decrease due to the loss of WorldView-4 revenue and a $4 million decrease due to a delay in the signing of a contract with an existing international customer. These decreases were partially offset by $8 million in revenue growth from the U.S. government.

For the six months ended June 30, 2019, Imagery segment revenues decreased to $401 million from $423 million, or by $22 million, compared to the same period of 2018. The decrease was primarily driven by a $29 million decrease due to the loss of WorldView-4 revenue and a $9 million decrease due to a delay in the signing of a contract with an existing international customer. These decreases were partially offset by $15 million in revenue growth from the U.S. government.

Adjusted EBITDA decreased to $123 million from $133 million and to $244 million from $267 million, or by $10 million and $23 million, respectively for the three and six months ended June 30, 2019, as compared to the same periods of 2018. The decreases were primarily driven by the impact of the loss of revenue generated from the WorldView-4 satellite and the impact due to the delayed contract signing of an existing international customer, both of which had higher margins.

Services

The following table provides selected financial information for the Services segment.

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
($ millions)
Total revenues	$74	$66	$142	$136

Adjusted EBITDA	$6	$6	$13	$10
Adjusted EBITDA margin percentage	8.1%	9.1%	9.2%	7.4%

Services segment revenues increased to $74 million from $66 million and to $142 million from $136 million, or by $8 million and $6 million, respectively for the three and six months ended June 30, 2019, compared to the same periods of 2018. The increases were primarily driven by growth from new contract awards and expansion of programs with the U.S. government.

Adjusted EBITDA was $6 million for both the three months ended June 30, 2019 and 2018. The impact of the increase in revenues on Adjusted EBITDA which was partially offset by a change in an expense related to a lease.

For the six months ended June 30, 2019, Adjusted EBITDA increased to $13 million from $10 million, or by $3 million, compared to the same period of 2018 primarily as a result of effects of higher revenues and lower selling, general and administrative spend, which was partially offset by a change in an expense related to a lease.

Corporate and other expenses

Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, retention costs, and fees for legal and consulting services.

Corporate and other expenses for the three months ended June 30, 2019, were $18 million compared to $12 million for the same period of 2018. The increase of $6 million or 50% is primarily attributable to a $6 million increase in retention costs, a $2 million increase in selling, general and administrative expenses which were partially offset by $6 million in higher foreign exchange gains.

For the six months ended June 30, 2019, corporate and other expenses were $36 million as compared with $25 million for the comparative period. The increase of $11 million or 44% is primarily due to an increase in retention costs of $7 million, an increase in selling, general and administrative costs of $3 million and higher foreign exchange losses.

BACKLOG

Our backlog is as follows:

	June 30,	December 31,
	2019	2018
($ millions)
Total backlog	$2,233	$2,411
Unfunded contract options[1]	1,235	1,213
Total	$3,468	$3,624

1Unfunded contract options as of December 31, 2018 has been restated.

Order backlog, representing the estimated dollar value of firm contracts for which work has not yet been performed (also known as the remaining performance obligations on a contract), was $2.2 billion as of June 30, 2019 (December 31, 2018 - $2.4 billion). Backlog decreased primarily due to declines in backlog in our Imagery segment partially offset by an increase in our Space Systems segment and Services segment backlog as a result of new awards during the quarter. Imagery segment backlog declined primarily due to the recognition of EnhancedView revenue during the year and the loss of our WorldView-4 satellite.

Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts. Although backlog reflects business that is considered to be firm, terminations, amendments or cancellations may occur, which could result in a reduction in our total backlog.

Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of June 30, 2019, were primarily composed of the option years in the EnhancedView Contract (September 1, 2020 through August 31, 2023). We believe it is the U.S. government’s intention to exercise all option years, subject only to annual congressional appropriation of funding and the federal budget process. As each option year is exercised, it will be added to backlog.

LIQUIDITY & CAPITAL RESOURCES

Our sources of liquidity include cash provided by operations, collection or securitization of orbital receivables, access to existing credit facilities and, when available and efficient, to the capital markets. We generally maintain limited cash on hand and use available cash to pay down borrowings on our Syndicated Credit Facility. Our primary short-term cash requirements are to fund working capital, including requirements on long-term construction contracts (including our geostationary satellite contracts), fixed overhead costs, and to fund increased capital expenditures, including the construction of our WorldView Legion constellation. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term construction contracts. Our medium-term to long-term cash requirements are to service and repay debt and to invest, including in facilities, equipment, technologies, and research and development for growth initiatives. These capital investments include investments to replace the capability or capacity of satellites which have or will go out of service in the future. Cash is also used to pay dividends and finance other long-term strategic business initiatives. Our first maturity of long-term debt is in the fourth quarter of 2020.

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

We believe that our cash from operating activities, together with available borrowings under our Revolving Credit Facility, will be adequate for the next twelve months to meet our anticipated uses of cash flow, including working capital, capital expenditure, debt service costs, dividend, and other commitments. While we intend to reduce debt over time using cash provided by operations, we likely will also seek to meet long-term debt obligations by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings and potential proceeds from dispositions or other third-party sources. The proceeds received from any disposition could be partially offset by a cash tax liability as we may experience a limitation in our ability to use our net operating loss carryforwards to offset any gain on such transaction pursuant to Section 382 of the Internal Revenue Code.

Summary of cash flows

	Six months ended June 30,
	2019	2018
($ millions)
Cash provided by (used in) operating activities	$59	$(1)
Cash used in investing activities	(124)	(110)
Cash provided by financing activities	90	91
Effect of foreign exchange on cash, cash equivalents and restricted cash	1	—
Cash, cash equivalents, and restricted cash, beginning of year	43	42
Cash, cash equivalents, and restricted cash, end of period	$69	$22

Operating activities

Cash provided by operating activities increased to $59 million compared to cash used of $1 million in the six months ended June 30, 2019 compared to the corresponding period in 2018. The increase was primarily due to insurance proceeds of $183 million related to the loss of the WorldView-4 satellite which were received in the three months ended June 30, 2019. The insurance proceeds are included in operating cash flows as they are considered business interruption insurance and represent our satellite’s loss of capacity to produce imagery for sale to our customers.

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

Investing activities

Cash used in investing activities increased to $124 million from $110 million, or by $14 million, for the six months ended June 30, 2019, compared to the comparative period in 2018. The major investing activities included expenditures on property, plant and equipment of $99 million and $83 million, for the six months ended June 30, 2019 and 2018, respectively, and investments in software of $28 million and $37 million, for the six months ended June 30, 2019 and 2018, respectively. Property, plant and equipment expenditures for the six months ended June 30, 2019, were primarily related to the build of our Legion satellite constellation.

Financing activities

During the six months ended June 30, 2019, cash provided by financing activities was $90 million, mainly including net proceeds from the Syndicated Credit Facility (as described below) of $112 million which were partially offset by repayments of long-term debt. During the six months ended June 30, 2018, cash provided by financing activities was $91 million mainly including proceeds from the Syndicated Credit Facility of $141 million, partially offset by dividend payments of $32 million and repayments of long-term debt.

Credit facilities

The following table summarizes our long-term debt:

	June 30,	December 31,
	2019	2018
($ millions)
Syndicated Credit Facility:
Revolving Credit Facility	$701	$595
Term Loan A	500	500
Term Loan B	1,970	1,980
Debt issuance costs	(37)	(41)
Obligations under finance leases and other	10	13
Long-term debt	$3,144	$3,047

The Syndicated Credit Facility is composed of: (i) a four-year senior secured first lien revolving credit facility in an aggregate capacity of up to $1.15 billion and a four-year senior secured first lien operating credit facility in an aggregate capacity of up to $100 million (collectively, the “Revolving Credit Facility”), (ii) a senior secured first lien term A facility (“Term Loan A”) in an aggregate principal amount of $500 million consisting of a $250 million tranche with a three-year maturity and a $250 million tranche with a four-year maturity, and (iii) a seven-year senior secured first lien term B facility (“Term Loan B”) in an aggregate principal amount of $2.0 billion.

Loans under the Revolving Credit Facility are available in U.S. dollars and, at our option, in Canadian dollars. Term Loan A and Term Loan B are repayable in U.S. dollars. Borrowings under the Revolving Credit Facility and Term Loan A bear interest at a rate equal to U.S. Dollar LIBOR (for U.S. dollar borrowings) and the Canadian Dollar Offered Rate (“CDOR”) or Canadian Bankers’ Acceptance Rate (for Canadian dollar borrowings), plus a margin of 120 – 350 basis points per annum, based on our total leverage ratio. Term Loan B bears interest at U.S. Dollar LIBOR plus 275 basis points per annum. In April, 2018, we entered into interest rate swaps at a notional value of $1.0 billion maturing in April 2021 or April 2022. As of June 30, 2019, we had hedged approximately 32% of our floating rate exposure on our outstanding debt at an average base rate of 2.56% (excluding the margin specified in the Syndicated Credit Facility).

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

The Syndicated Credit Facility is guaranteed by us and certain of our designated subsidiaries. The security for the Syndicated Credit Facility, subject to customary exceptions, includes substantially all our tangible and intangible assets and our subsidiary guarantors. We are required to make mandatory prepayments of the outstanding principal and accrued interest upon the occurrence of certain events and to the extent of a specified percentage of annual excess cash flow that is not reinvested or used for other specified purposes. The Syndicated Credit Facility is subject to customary affirmative and negative covenants, default provisions, representations and warranties and other terms and conditions. As of June 30, 2019, we were in compliance with our debt covenants.

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of June 30, 2019 and December 31, 2018, we had $16 million and $18 million, respectively, of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

Securitization liability

We have in place a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less discounted to face value using prevailing market rates. There were no drawdowns executed in the three or six months ended June 30, 2019 or June 30, 2018.

The orbital receivables that were securitized remain on our balance sheet because the accounting criteria for surrendering control of the orbital receivables were not met. The net proceeds received have been recognized as a securitization liability that has been subsequently measured at amortized cost using the effective interest rate method. The securitized orbital receivables and the securitization liability are being drawn down as payments are received from customers and passed on to the international financial institution. We continue to recognize orbital interest revenue on the orbital receivables that are subject to the securitization transactions and recognize interest expense to accrete the securitization liability.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

As of June 30, 2019, there were no material changes outside the ordinary course of business to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, we had foreign exchange forward purchase contracts of $60 million, foreign exchange sales contracts of $177 million and financial guarantee contracts to export credit agencies in the form of indemnities or letters of credit. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

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

The table below reconciles our net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
($ millions)
Net income (loss)	$146	$(40)	$87	$(25)
Income tax expense (benefit)	2	(9)	1	(41)
Interest expense, net	49	50	98	103
Depreciation and amortization	99	113	197	224
EBITDA	$296	$114	$383	$261
Acquisition and integration related expense	2	6	6	10
Restructuring	2	13	22	13
Impairment losses	12	—	15	—
Satellite insurance recovery	(183)	—	(183)	—
CEO severance	—	—	3	—
Adjusted EBITDA	129	133	$246	$284

Adjusted EBITDA:
Space Systems	28	13	38	41
Imagery	123	133	244	267
Services	6	6	13	10
Intersegment eliminations	(10)	(7)	(13)	(9)
Corporate and other expenses	(18)	(12)	(36)	(25)
Adjusted EBITDA	$129	$133	$246	$284

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks from those discussed in our 2018 Annual Report on Form 10-K and as updated in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that, as of June 30, 2019, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 that have not yet been fully remediated as further discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As disclosed in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2018, we identified material weaknesses in internal control over financial reporting related to “Insufficient Complement of Personnel” and “Insufficient Identification and Assessment of Changes.” As a consequence of the underlying root causes related to personnel and risk assessment, the Company did not have effective control activities related to the design, operation, and documentation of process-level controls over: (i) the cost-to-cost method used to determine the percentage-of-completion method affecting revenue and cost of sales (ii) the measurement and disclosures of current and deferred income taxes and related valuation allowance and (iii) commitment and contingency disclosures. No material errors were identified in the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 as a result of the material weaknesses.

Management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. Our CEO and CFO have certified that, based on such officer’s knowledge, the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Quarterly Report on Form 10-Q. In addition, we continue to implement the remediation program for these material weaknesses which is described below.

Remediation Actions

Management continues to implement the comprehensive remediation measures as disclosed in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2018 to ensure that control deficiencies contributing to the material weaknesses are remediated such that these controls will be designed and operate effectively. During the quarter, Management on-boarded additional resources and provided more comprehensive training to ensure process owners and control operators have robust understanding of the documentation requirements in advance of the control operations. Additionally, management is in the process of automating and reducing the complexity of the underlying processes and disaggregating the review of the key inputs utilized in developing the underlying estimates for revenue and cost of sales under the percentage-of-completion method, improving our evidentiary documentation over the review of key inputs, criteria for investigation, level of precision, and management’s expectations and judgments, and ensuring sufficient time is allowed for an effective documentation of the review to occur.

While management believes that progress has been made in enhancing internal controls as of June 30, 2019, and in the period since, the material weaknesses described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2018 have not been fully remediated due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. Management will continue to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting throughout 2019 and will make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting

The remediation efforts related to the material weaknesses described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2018 and above represent changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected our internal control over financial reporting. Furthermore, in conjunction with the adoption of ASC Topic 842, effective January 1, 2019, we implemented new processes and internal controls, which represent a material change to a component of our internal control over financial reporting. There were no other changes that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

In 2010, we entered into an agreement with a Ukrainian customer to provide a communication satellite system. In 2014, following the annexation of Crimea by the Russian Federation, we declared force majeure with respect to the program. The Ukrainian customer accepted that an event of force majeure had occurred. Following various unsuccessful efforts to arrive at a new contractual framework to take account of the changed circumstances (including the force majeure and various financial issues), the contract with the Ukrainian customer was terminated by us. We completed work on the spacecraft, which is in storage. In July 2018, the Ukrainian customer issued a statement of claim in the arbitration it had commenced against us, challenging our right to terminate for force majeure, purporting to terminate the contract for default by us (a position since withdrawn), and seeking recovery from us in the amount of approximately $227 million. Discovery has concluded, and the matter is scheduled to be heard by the arbitration panel in December 2019. We believe we have sound defenses to the petitioner’s claims, and will vigorously defend the claims asserted against us. We have accrued an amount that we believe is within the range of probable outcomes for resolving this matter; the amount is not material to our consolidated financial statements. However, the outcome of any arbitration is difficult to predict, and in the event that the arbitration results in a finding against us in excess of the amount reserved, we could incur additional amounts and our results of operations and financial condition could be adversely affected.

In January 2019, a Maxar stockholder filed a putative class action lawsuit captioned Durant v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures from March 29, 2018 through January 7, 2019 were deficient in violation of the federal securities laws and seeking monetary damages. In March 2019, another stockholder filed a virtually identical putative class action in the District of Colorado captioned Schwartz v. Maxar Technologies Inc., No. 1:19-cv-00758-NRN, alleging violation of the same securities laws as alleged in the Durant case based upon nearly identical underlying facts. Once the court consolidates these two actions and appoints a lead plaintiff, that plaintiff will have sixty days to file a consolidated amended complaint and we will have sixty days to file a response. Also in

January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit captioned Charles O’Brien vs. Maxar Technologies Inc., No. CV-19-00613564-00CP in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. We believe that these cases are without merit and we intend to vigorously defend against them.

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

The manufacturing, testing, launching and operation of satellites involves complex processes and technology. Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses in space that have and could affect the performance of our satellite. Hardware component problems in space could lead to deterioration in performance or loss of functionality of a satellite. In addition, human operators may execute improper implementation commands that may negatively impact a satellite’s performance. Exposure of our satellites to an unanticipated catastrophic event, such as a meteor shower or a collision with space debris, could reduce the performance of, or completely destroy, the affected satellite. In December 2018, our WorldView-4 satellite experienced a failure in its control moment gyros, preventing the satellite from collecting imagery. See Part II, Item 7, “Management's Discussion and Analysis—Recent Developments—WorldView-4 Satellite” in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

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

A security breach or other significant disruption involving these types of information, IT networks and related systems could:

●	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers;
●	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, our or our customers’ proprietary, confidential, sensitive or otherwise valuable information, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
●	compromise other sensitive government functions; and
●	damage our reputation with our customers (particularly agencies of various governments) and the public generally.

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

Future acquisitions or divestitures could result in adverse impacts on our operations.

In order to grow our business, we may seek to acquire additional assets or companies. There can be no assurance that we will be able to identify, acquire, obtain the required regulatory approvals, or profitably manage additional businesses or successfully integrate any acquired businesses, products or technologies without substantial expenses, delays or other operational, regulatory, or financial problems. In addition, any acquired businesses, products or technologies may not achieve anticipated revenues and income growth. Further, acquisitions may involve a number of additional risks, including diversion of management’s attention, failure to retain key personnel, or failure to attract the necessary talent to manage organizational growth. We may become responsible for unexpected liabilities that were not discovered or disclosed in the course of due diligence in connection with historical acquisitions and any future acquisitions. If we do not realize the expected benefits or synergies of an acquisition, there could be a material adverse effect on our business, results of operations and financial condition.

We may also seek to divest portions of our businesses which may no longer be aligned with our strategic initiatives and long-term objectives. Various factors could materially affect our ability to successfully do so, including the availability of buyers willing to purchase the assets on terms acceptable to us, difficulties in the separation of operations, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business. We cannot assure that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

We and our subsidiaries are parties to certain contracts with various departments and agencies of the U.S. government, including the U.S. Department of Defense, which require that certain of our subsidiaries (including Space Solutions, DigitalGlobe and subsidiaries within the Services segment) be issued facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control or influence (“FOCI”). Prior to the U.S. Domestication, we were incorporated under the laws of Canada, and had entered into a Security Control Agreement, dated January 26, 2017, by and among us, our wholly owned subsidiary, Maxar Technologies Holdings Inc. (“Maxar Holdings”) and the U.S. Department of Defense (the “SCA”), as a suitable FOCI mitigation arrangement under the National Industrial Security Program Operating Manual. A FOCI mitigation arrangement was necessary for certain of our U.S. subsidiaries, including Space Solutions, DigitalGlobe and subsidiaries within the Services segment, to acquire and continue to maintain the requisite facility security clearances thereby enabling them to enter into contracts with U.S. government entities to perform classified work and to complete the performance under those contracts. Following U.S. Domestication, we are seeking to modify or terminate our FOCI mitigation arrangement with the U.S. Department of Defense. In the meantime, failure to maintain an appropriate agreement with the U.S. Department of Defense regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of the facility security clearances, which in turn would mean that our U.S. subsidiaries would not be able to enter into future contracts with the U.S. government requiring facility security clearances, and may result in the loss of the ability of those subsidiaries to complete existing contracts with the U.S. government.

Our business is subject to various regulatory risks that could adversely affect our operations.

The environment in which we operate is highly regulated due to the sensitive nature of our complex and technologically advanced systems, including satellites, products, hardware and software, in addition to those regulations broadly applicable to publicly listed corporations. There are numerous regulatory risks that could adversely affect operations, including but not limited to:

●	Changes in laws and regulations. It is possible that the laws and regulations governing our business and operations will change in the future. A substantial portion of our revenue is generated from customers outside of Canada and the U.S. There may be a material adverse effect on our financial condition and results of operations if we are required to alter our business to comply with changes in both domestic and foreign regulations, telecommunications standards, tariffs or taxes and other trade barriers that reduce or restrict our ability to sell our products and services on a global basis, or by political and economic instability in the countries in which we conduct business. Any failure to comply with such regulatory requirements could also subject us to various penalties or sanctions.
●	Export Restrictions. Certain of our businesses and satellites, systems, products, services or technologies we have developed require the implementation or acquisition of products or technologies from third parties, including those in other jurisdictions. In addition, certain of our satellites, systems, products or technologies may be required to be forwarded or exported to other jurisdictions. In certain cases, if the use of the technologies can be viewed by the jurisdiction in which that supplier or subcontractor resides as being subject to export constraints or restrictions relating to national security, we may not be able to obtain the technologies and products that we require from subcontractors who would otherwise be our preferred choice or may not be able to obtain the export permits necessary to transfer or export our technology. To the extent that we are able, we obtain pre-authorization for re-export prior to signing contracts which oblige us to export subject technologies, including specific foreign government approval as needed. In the event of export restrictions, we may have the ability through contract force majeure provisions to be excused from our obligations. Notwithstanding these provisions, the inability to obtain export approvals, export restrictions or changes during contract execution or non-compliance by our customers could have an adverse effect on our revenues and margins.
●	U.S. Government Approval Requirements. For certain aspects of our business operations, we are required to obtain U.S. government licenses and approvals and to enter into agreements with various government bodies in order to export satellites and related equipment, to disclose technical data or provide defense services to foreign persons. The delayed receipt of or the failure to obtain the necessary U.S. government licenses, approvals and agreements may prohibit entry into or interrupt the completion of contracts which could lead to a customer’s termination of a contract for default, monetary penalties and/or the loss of incentive payments.
●	Competitive Impact of U.S. Regulations on Satellite Sales. Some of our customers and potential customers, along with insurance underwriters and brokers, have asserted that U.S. export control laws and regulations governing disclosures to foreign persons excessively restrict their access to information about the satellite during construction and on-orbit. Office of Foreign Assets Control (“OFAC”) sanctions and requirements may also limit certain business opportunities or delay or restrict our ability to contract with potential foreign customers or operators. To the extent that our non-U.S. competitors are not subject to OFAC or similar export control or economic sanctions laws and regulations, they may enjoy a competitive advantage with foreign customers, and it could become increasingly difficult for the U.S. satellite manufacturing industry, including us, to recapture this lost market share. Customers concerned over the possibility that the U.S. government may deny the export license necessary for us to deliver their purchased satellite to them, or the restrictions or delays imposed by the U.S. government licensing requirements, even where an export license is granted, may elect to choose a satellite that is purportedly free of International Traffic in Arms Regulations (“ITAR”) offered by one of our European competitors. We are further disadvantaged by the fact that a purportedly “ITAR-free” satellite may be launched less expensively in China on the Chinese Long March rocket, a launch vehicle that, because of ITAR restrictions, is not available to us.
●	Anti-Corruption Laws. As part of the regulatory and legal environments in which we operate, we are subject to global anti-corruption laws that prohibit improper payments directly or indirectly to government officials, authorities or persons defined in those anti-corruption laws in order to obtain or retain business or other improper advantages in the conduct of business. Our policies mandate compliance with anti-corruption laws. Failure by our employees, agents, subcontractors, suppliers and/or partners to comply with anti-corruption laws could impact us in various ways that include, but are not limited to, criminal, civil and administrative fines and/or legal sanctions and the inability to bid for or enter into contracts with certain entities, all of which could have a significant adverse effect on our reputation, operations and financial results.

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

On May 12, 2019, our Board of Directors approved a Tax Benefit Preservation Plan (“Tax Plan”) in an effort to help preserve the value of certain deferred tax benefits including those generated by NOLs and certain other tax attributes. The Tax Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a large block of our common stock. A third party that acquires 4.9% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Tax Plan through the issuance of common stock to all stockholders other than the acquiring person.

The Tax Plan is set to expire on November 13, 2019, unless Maxar stockholders approve the Tax Plan prior to that date. A Special Meeting of Stockholders is scheduled to be held on October 30, 2019 to approve the Tax Plan. Upon Stockholder approval, the rights under the Tax Plan will expire on October 5, 2020. Although the Tax Plan is intended to reduce the likelihood of an ownership change that could adversely affect us, there is no assurance that the Tax Plan will prevent acquisitions of our common stock that could result in such an ownership change or be approved by the Stockholders.

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

We have a significant amount of indebtedness and leverage. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our long-term debt bears interest at floating rates related to U.S. LIBOR (for U.S. dollar borrowings) and CDOR or Canadian Bankers’ Acceptances (for Canadian dollar borrowings), plus a margin. As a result, our interest payment obligations on such indebtedness will increase if such interest rates increase. Our leverage and debt service obligations could adversely impact our business, including by:

●	impairing our ability to meet one or more of the financial ratios contained in our credit facilities or to generate cash sufficient to pay interest or principal, including periodic principal payments;
●	increasing our vulnerability to general adverse economic and industry conditions;
●	limiting our ability to obtain additional debt or equity financing on favorable terms, if at all;

●	requiring the dedication of a portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures, dividends to stockholders or to pursue future business opportunities;
●	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and
●	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

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

Our common stock is listed on the NYSE and the TSX and the price for our common stock has historically been volatile. The market price of our common stock may continue to be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):

●	general economic conditions;
●	fluctuations in our operating results;
●	variance in our financial performance from the expectations of equity and/or debt research analysts;
●	conditions and trends in the markets we serve;
●	additions of or changes to key employees;
●	changes in market valuations or earnings of our competitors;
●	trading volumes of our common stock;
●	future sales of our equity securities and/or future issuances of indebtedness;
●	changes in the estimation of the future sizes and growth rates of our markets; and
●	legislation or regulatory policies, practices or actions.

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

Certain provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent a third-party from acquiring control of us, even if a change in control would be beneficial to our existing stockholders. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	the exclusive right of the Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board of Directors;
●	the ability of the Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders;
●	the requirement that a special meeting of stockholders may be called only by the chairman of the Board of Directors or two or more stockholders who hold, in the aggregate, at least ten percent (10%) of the voting power of our outstanding shares, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
●	advance notice procedures that stockholders must comply with in order to nominate candidates to the Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index (following the signatures page of this Form 10-Q) are filed with, or incorporated by reference in, this Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Delaware Secretary of State.	8-K	001-38228	3.1	1/2/19

3.2	Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.2	1/2/19

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Maxar Technologies Inc., filed with the Delaware Secretary of State.	8-K	001-38228	3.1	5/13/2019

4.1	Restated Credit Agreement by and among Maxar Technologies Ltd., Royal Bank of Canada and the Lenders named therein, dated as of October 5, 2017.	6-K	001-38228	10.1	10/16/17

4.2	First Amending Agreement dated as of December 21, 2018 to the Restated Credit Agreement dated as of October 5, 2017.	10-K	001-38228	4.2	3/1/19

4.3	Second Amending Agreement dated as of December 21, 2018 to the Restated Credit Agreement dated as of October 5, 2017.	6-K	001-38228	99.2	12/21/18

4.4	Tax Benefit Preservation Plan, dated as of May 13, 2019, between Maxar Technologies Inc. and Computershare Trust Company, N.A.	8-K	001-38228	4.1	5/13/2019

10.1#	Modification P00063 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

10.2*	Maxar Technologies Inc. 2019 Incentive Award Plan.	S-8	333-231296	4.3	5/8/2019

10.3*	Maxar Technologies Inc. Employee Stock Purchase Plan.	S-8	333-231296	4.4	5/8/2019

31.1	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

31.2	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following materials for the Maxar Technologies Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, Commission File No. 001-38228, formatted in Inline eXtensible Business Reporting Language (iXBRL):

(i.) Unaudited Condensed Consolidated Statements of Operations

(ii.) Unaudited Condensed Consolidated Balance Sheets

(iii.) Unaudited Condensed Consolidated Statements of Cash Flows

(iv.) Related notes, tagged or blocks of text

X

#

Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Management contract or compensatory plan arrangement.
†	Furnished herewith.
+

XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2019	Maxar Technologies Inc.
By: /s/ Daniel L. Jablonsky Daniel L. Jablonsky Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)
By: /s/ Biggs C. Porter Biggs C. Porter Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)