Form 10-Q
period 2019-09-30
Maxar Technologies Inc.
filed 2019-11-04
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

As of October 31, 2019, there were 59,744,715 shares of the registrant’s common stock, at $0.0001 par value, outstanding, and zero shares of the registrant’s Series A Junior Participating Preferred Stock, at par value $0.01 per share, outstanding.

Maxar Technologies Inc.

Quarterly Report on Form 10-Q

For the period ended September 30, 2019

PART I. FINANCIAL INFORMATION

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Product	$158	$201	$542	$686
Service	321	308	931	959
Total revenues	$479	$509	$1,473	$1,645
Costs and expenses:
Product costs, excluding depreciation and amortization	$159	$220	$521	$661
Service costs, excluding depreciation and amortization	105	100	336	296
Selling, general and administrative	92	132	275	368
Depreciation and amortization	96	119	293	343
Impairment losses	—	175	12	175
Satellite insurance recovery	—	—	(183)	—
Operating income (loss)	27	(237)	219	(198)
Interest expense, net	50	52	148	155
Other (income) expense, net	(1)	5	2	10
Income (loss) before taxes	(22)	(294)	69	(363)
Income tax expense (benefit)	3	(6)	4	(47)
Equity in loss (income) from joint ventures, net of tax	1	1	4	(2)
Net (loss) income	$(26)	$(289)	$61	$(314)

(Loss) income per common share:
Basic	$(0.44)	$(4.88)	$1.02	$(5.45)
Diluted	$(0.44)	$(4.88)	$1.02	$(5.45)

See accompanying notes to the unaudited condensed consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income	$(26)	$(289)	$61	$(314)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments [1]	(5)	(4)	6	(4)
Unrealized (loss) gain on derivatives	(1)	5	(17)	5
Change in pension and other postretirement benefit plans	—	(1)	2	(1)
Other comprehensive (loss) income, net of tax	(6)	—	(9)	—
Comprehensive (loss) income, net of tax	$(32)	$(289)	$52	$(314)

[1]

Included within Foreign currency translation adjustments is a net gain on hedge of net investment in foreign operations of $0 million and $5 million for the three and nine months ended September 30, 2019, respectively and a net gain on hedge of net investment in foreign operations of $6 million and a net loss of $6 million for the three and nine months ended September 30, 2018, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Balance Sheets

(In millions)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$52	$35
Trade and other receivables, net	484	464
Inventory	20	31
Advances to suppliers	7	42
Income taxes receivable	21	14
Prepaid and other current assets	44	51
Total current assets	628	637
Non-current assets:
Orbital receivables	412	407
Deferred tax assets	110	103
Property, plant and equipment, net	824	747
Intangible assets, net	1,065	1,232
Non-current operating lease assets	125	—
Goodwill	1,759	1,751
Other assets	119	124
Total assets	$5,042	$5,001
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$177	$209
Accrued liabilities	56	116
Accrued compensation and benefits	99	100
Contract liabilities	279	361
Current portion of long-term debt	17	17
Current operating lease liabilities	33	—
Other current liabilities	59	46
Total current liabilities	720	849
Non-current liabilities:
Pension and other postretirement benefits	187	196
Contract liabilities	5	60
Operating lease liabilities	132	—
Long-term debt	3,114	3,030
Other non-current liabilities	182	222
Total liabilities	4,340	4,357
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized and 59.6 million outstanding at September 30, 2019; no par value, unlimited authorized common shares and 59.4 million outstanding at December 31, 2018)	—	1,713
Additional paid-in capital	1,780	59
Accumulated deficit	(1,152)	(1,211)
Accumulated other comprehensive income	73	82
Total Maxar stockholders' equity	701	643
Noncontrolling interest	1	1
Total stockholders' equity	702	644
Total liabilities and stockholders' equity	$5,042	$5,001

See accompanying notes to the unaudited condensed consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In millions)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows provided by (used in):
Operating activities:
Net income (loss)	$61	$(314)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	85	121
Amortization of intangible assets	208	222
Stock-based compensation expense	10	14
Amortization of debt issuance costs and other noncash interest expense	6	7
Impairment losses	15	213
Foreign exchange losses	5	3
Deferred income tax expense (benefit)	—	(29)
Other	7	12
Changes in operating assets and liabilities:
Trade and other receivables	(24)	(24)
Accrued compensation and benefits	(11)	(6)
Trade and other payables	(31)	(55)
Accrued liabilities	(64)	16
Contract liabilities	(143)	(156)
Advances to suppliers	35	39
Deferred tax assets	(5)	(23)
Deferred tax liabilities	4	34
Other	(16)	(26)
Cash provided by operating activities	142	48
Investing activities:
Purchase of property, plant and equipment	(163)	(111)
Purchase or development of software	(43)	(42)
Cash collected on note receivable	—	5
Disposal of subsidiary and short-term investments	3	(1)
Acquisitions, net of cash acquired	—	(6)
Cash used in investing activities	(203)	(155)
Financing activities:
Net proceeds from revolving credit facility	107	150
Repayments of long-term debt	(22)	(25)
Proceeds from securitization of orbital receivables	—	18
Settlement of securitization liability	(7)	(12)
Payment of dividends	(2)	(49)
Change in overdraft balance	—	2
Other financing activities	(1)	—
Cash provided by financing activities	75	84
Increase (decrease) in cash, cash equivalents, and restricted cash	14	(23)
Cash, cash equivalents, and restricted cash, beginning of year	43	42
Cash, cash equivalents, and restricted cash, end of period	$57	$19

Reconciliation of cash flow information:
Cash and cash equivalents	$52	$9
Restricted cash included in prepaid and other current assets	1	8
Restricted cash included in other assets	4	2
Total cash, cash equivalents, and restricted cash	$57	$19

See accompanying notes to the unaudited condensed consolidated financial statements

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Change in Stockholders’ Equity

(In millions)

Three and nine months ended September 30, 2019:

	Common Stock		Additional		Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	interest	equity
Balance as of December 31, 2018	59.4	$1,713	$59	$(1,211)	$82	$1	$644
Reclassification of APIC due to U.S. Domestication	—	(1,713)	1,713	—	—	—	—
Common stock issued under employee stock purchase plan	0.1	—	1	—	—	—	1
Common stock issued upon vesting or exercise of stock-based compensation awards	0.1	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	1	—	—	—	1
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive loss	—	—	—	(59)	(6)	—	(65)
Balance as of March 31, 2019	59.6	—	1,774	(1,271)	76	1	580
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	—
Common stock issued upon vesting or exercise of stock-based compensation awards	—	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	2	—	—	—	2
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive income	—	—	—	146	3	—	149
Balance as of June 30, 2019	59.6	—	1,776	(1,125)	79	1	731
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	—
Common stock issued upon vesting or exercise of stock-based compensation awards	—	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	4	—	—	—	4
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive loss	—	—	—	(26)	(6)	—	(32)
Balance as of September 30, 2019	59.6	$—	$1,780	$(1,152)	$73	$1	$702

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Change in Stockholders’ Equity

(In millions)

Three and nine months ended September 30, 2018:

	Common Stock		Additional	Retained earnings	Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	(Accumulated deficit)	comprehensive income (loss)	interest	equity
Balance as of December 31, 2017	56.2	$1,550	$51	$118	$113	$1	$1,833
Common stock issued under employee stock purchase plan	0.1	1	—	—	—	—	1
Common stock issued upon vesting or exercise of stock-based compensation awards	0.1	7	(7)	—	—	—	—
Reclassification of liability classified stock-based compensation awards to equity classified	—	—	1	—	—	—	1
Equity classified stock-based compensation expense	—	—	8	—	—	—	8
Dividends ($0.29 per common share)	—	—	—	(16)	—	—	(16)
Comprehensive income (loss)	—	—	—	15	(8)	—	7
Balance as of March 31, 2018	56.4	1,558	53	117	105	1	1,834
Common shares issued as part of dissenting shareholder settlement	2.2	111	—	—	—	—	111
Common stock issued under employee stock purchase plan	0.1	1	—	—	—	—	1
Common stock issued upon vesting or exercise of stock-based compensation awards	—	—	—	—	—	—	—
Reclassification of liability classified stock-based compensation awards to equity classified	—	—	(1)	—	—	—	(1)
Equity classified stock-based compensation expense	—	—	9	—	—	—	9
Dividends ($0.29 per common share)	—	—	—	(16)	—	—	(16)
Comprehensive income (loss)	—	—	—	(40)	8	—	(32)
Balance as of June 30, 2018	58.7	1,670	61	61	113	1	1,906
Common shares issued as part of dissenting shareholder settlement	—	—	—	—	—	—	—
Common shares issued as part of Neptec acquisition	0.5	25	—	—	—	—	25
Common stock issued under employee stock purchase plan	—	1		—	—	—	1
Common stock issued upon vesting or exercise of stock-based compensation awards	—	1	(1)	—	—	—	—
Reclassification of liability classified stock-based compensation awards to equity classified	—	(1)	1	—	—	—	—
Equity classified stock-based compensation expense	—	—	7	—	—	—	7
Dividends ($0.28 per common share)	—	—	—	(17)	—	—	(17)
Comprehensive income (loss)	—	—	—	(289)	—	—	(289)
Balance as of September 30, 2018	59.2	$1,696	$68	$(245)	$113	$1	$1,633

See accompanying notes to the unaudited condensed consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, unless otherwise noted)

1.  GENERAL BUSINESS DESCRIPTION

Maxar Technologies Inc. (the “Company” or “Maxar”) is a leading provider of solutions in Earth intelligence and space infrastructure. Maxar helps government and commercial customers to monitor, understand and navigate the changing planet; deliver global broadband communications infrastructure; and explore and advance the use of space. The Company’s approach combines decades of deep mission understanding and a proven commercial and defense foundation to deliver services with speed, scale and cost effectiveness. The Company’s 5,800 team members in more than 30 global locations work to help customers harness the potential of space. Maxar’s stock trades on the New York Stock Exchange and Toronto Stock Exchange under the symbol “MAXR”.

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

Recent Accounting Guidance Not Yet Adopted

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which together with subsequent amendments is included in ASC 326 – Financial Instruments – Credit Losses. ASC 326, as amended, significantly changes the impairment model for most financial assets and certain other instruments. ASC 326, as amended, will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. These updates are effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The Company will adopt this standard and related amendments effective January 1, 2020. The Company is currently evaluating the impact the adoption of this guidance may have on the Company’s financial statements.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

3. BUSINESS COMBINATION

On July 16, 2018, the Company acquired Neptec Design Group Ltd. (“Neptec”), a leading electro-optical and electro-mechanical systems and high-performance intelligent Light Detection and Ranging company for $30 million, net of cash acquired, comprised of approximately $6 million in cash and the balance in common shares of Maxar. With Neptec, the Company will deliver end-to-end robotic systems and an expanded set of solutions in order to capture growth and accelerate advancement into new and expanding space segments. As a result of the transaction, the Company recognized $21 million of goodwill (not deductible for tax purposes), $11 million of intangible assets and $2 million of net liabilities. Neptec’s operating results are included in the Company’s consolidated financial statements beginning from the date of acquisition and had an immaterial effect on the Company’s Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018. Direct transaction costs of the Neptec acquisition were not material and were expensed as incurred.

There were no business combinations during the nine months ended September 30, 2019.

4.  TRADE AND OTHER RECEIVABLES, NET

Trade and other receivables, net consisted of the following:

	September 30,	December 31,
	2019	2018
Billed	$218	$242
Unbilled	221	172
Total trade receivables	439	414
Orbital receivables, current portion	37	34
Other	10	17
Allowance for doubtful accounts	(2)	(1)
Total trade and other receivables, net	$484	$464

Orbital receivables relate to performance incentives due under certain satellite construction contracts that are paid over the in-orbit life of the satellite. As of September 30, 2019 and December 31, 2018, long-term orbital receivables were $412 million and $407 million, respectively, and are included in Non-current assets on the Unaudited Condensed Consolidated Balance Sheets.

During 2018, the Company sold orbital receivables for net proceeds of $18 million. These orbital receivables were purchased in tranches that span multiple years and include longer-term maturities. The orbital receivables that were securitized remain recognized on the consolidated balance sheets as the Company did not meet the accounting criteria for surrendering control of the receivables. The net proceeds received have been recognized as securitization liabilities and are subsequently measured at amortized cost using the effective interest rate method. The securitized orbital receivables and the securitization liabilities are being drawn down as payments are received from the customers and passed on to the purchaser of the tranche. The Company continues to recognize orbital interest revenue on the orbital receivables that are subject to the securitization transactions and recognizes interest expense to accrete the securitization liability. The amount of securitization liabilities was $103 million and $109 million at September 30, 2019 and December 31, 2018, respectively, of which $16 million and $15 million, respectively, is included in Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The non-current amount of securitization liabilities is included in Other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

5.  INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2019	2018
Raw materials	$13	$21
Work in process	7	10
Total inventory	$20	$31

6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2019	2018
Satellites	$397	$397
Equipment	230	229
Leasehold improvements	98	97
Computer hardware	96	92
Land and land improvements	88	88
Buildings	46	46
Furniture and fixtures	19	19
Construction in process	298	142
Property, plant and equipment, at cost	1,272	1,110
Accumulated depreciation	(448)	(363)
Property, plant and equipment, net	$824	$747

Depreciation expense for property, plant and equipment was $26 million and $85 million, and $43 million and $121 million for the three and nine months ended September 30, 2019 and September 30, 2018, respectively.

During the second quarter of 2019, the Company received insurance recoveries of $183 million related to the loss of the WorldView-4 satellite. The insurance proceeds are included in operating cash flows as they are considered business interruption insurance and represent the Company’s satellite’s loss of capacity to produce imagery for sale to the Company’s customers.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

7.  INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2019			December 31, 2018
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$619	$(92)	$527	$619	$(58)	$561
Backlog	332	(194)	138	332	(120)	212
Technologies	328	(133)	195	330	(86)	244
Software	239	(100)	139	198	(71)	127
Image library	80	(44)	36	80	(32)	48
Trade names and other	41	(13)	28	41	(9)	32
Non-compete agreements	21	(19)	2	21	(13)	8
Total intangible assets	$1,660	$(595)	$1,065	$1,621	$(389)	$1,232

Amortization expense related to intangible assets was $70 million and $208 million, and $76 million and $222 million for the three and nine months ended September 30, 2019 and September 30, 2018, respectively.

8.  LEASES

The Company has both operating and finance leases. The majority of the Company’s leases are operating leases related to buildings. The majority of the Company’s finance leases are related to furniture and equipment.

The Company’s leases have remaining lease terms of approximately one year to 15 years, some of which include options to extend the lease anywhere from one to ten years, and are included in the lease term when it is reasonably certain the Company will exercise the option. The Company has elected as an accounting policy not to recognize any leases with an initial term of 12 months or less on the consolidated balance sheets and will recognize lease expense on a straight-line basis in the consolidated statements of operations.

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

Finance lease cost, variable lease cost, and short-term lease cost are not material. The components of operating lease expense are as follows:

		Three Months Ended September 30,	Nine Months Ended September 30,
	Classification	2019	2019
Operating lease expense	Selling, general, and administrative expense, Product and Service costs [1]	$8	$25

1Excluding depreciation and amortization

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Supplemental lease balance sheet information consists of the following:

		September 30,
	Classification	2019
Assets:
Operating	Non-current operating lease assets	$125
Finance	Property, plant and equipment, net	8
Total lease assets		$133
Liabilities:
Current
Operating	Current operating lease liabilities	$33
Finance	Current portion of long-term debt	3
Non-current
Operating	Operating lease liabilities	132
Finance	Long-term debt	3
Total lease liabilities		$171

Supplemental lease cash flow information is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9	$27

Other supplemental lease information consists of the following:

September 30,
2019
Weighted average remaining lease term
Operating leases	9 years
Finance leases	3 years
Weighted average discount rate
Operating leases	7.0%
Finance leases	4.6%

Maturities of lease liabilities are as follows:

	2019 [1]	2020	2021	2022	2023	Thereafter	Less: Imputed Interest	Total Minimum Lease Payments
Operating leases	$9	$33	$30	$26	$23	$101	$(57)	$165
Finance leases	1	3	1	1	—	—	—	6

1Excludes the nine months ended September 30, 2019.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

9.  RESTRUCTURING LIABILITY

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

Changes to restructuring liabilities during the period consisted of the following:

Restructuring Liability
Balance as of December 31, 2018	$6
Obligations incurred	21
Payments	(19)
Release of reserves	(2)
Balance as of September 30, 2019	$6

10.  LONG-TERM DEBT AND INTEREST EXPENSE, NET

	September 30,	December 31,
	2019	2018
Syndicated Credit Facility:
Revolving Credit Facility	$696	$595
Term Loan A	500	500
Term Loan B	1,960	1,980
Debt issuance costs	(35)	(41)
Obligations under finance leases and other	10	13
Total long-term debt	3,131	3,047
Current portion	(17)	(17)
Non-current portion	$3,114	$3,030

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

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of September 30, 2019 and December 31, 2018, the Company had $18 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Interest expense, net on long-term debt and other obligations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest on long-term debt	$50	$46	$143	$129
Interest expense on advance payments from customers	3	6	12	20
Interest on orbital securitization liability	2	1	6	5
Imputed interest and other	—	1	—	2
Capitalized interest	(5)	(2)	(13)	(4)
Interest expense on dissenting stockholder liability	—	—	—	3
Interest expense, net	$50	$52	$148	$155

11.  FINANCIAL INSTRUMENTS AND FAIR VALUE DISCLOSURES

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

	Recurring Fair Value Measurements of as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$5	$—	$—	$5
Long-term investments	—	—	12	12
Derivative financial instruments
Foreign exchange forward contracts & embedded derivatives	—	3	—	3
	$5	$3	$12	$20

Liabilities
Derivative financial instruments
Foreign exchange forward contracts & embedded derivatives	$—	$1	$—	$1
Interest rate swaps	—	22	—	22
	$—	$23	$—	$23

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

In the second quarter of 2019, the Company noted an observable price change related to its investment in a privately held company and, as a result, recorded an impairment loss of $12 million. There were no investment impairment losses recognized in the three and nine months ended September 30, 2018.

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

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are all short-term in nature; therefore, the carrying value of these items approximates their fair value. The following tables provide additional fair value information related to the Company’s financial instruments:

	As of September 30, 2019
	Carrying Value	Fair Value	Fair Value Hierarchy
Long-term debt, excluding finance leases and other	$3,121	$2,943	Level 2
Orbital receivables	449	449	Level 2

	As of December 31, 2018
	Carrying Value	Fair Value	Fair Value Hierarchy
Long-term debt, excluding finance leases and other	$3,034	$2,925	Level 2
Orbital receivables	441	441	Level 2

There were no transfers into or out of each of the levels of the fair value hierarchy during the nine months ended September 30, 2019 or year ended December 31, 2018.

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

As of September 30, 2019, the Company had 2,400,000 shares authorized and no shares outstanding of the Series A Preferred stock. As of December 31, 2018, the Company had no Series A Preferred stock authorized or outstanding.

Changes in the components of Accumulated other comprehensive income (loss) are as follows:

	Foreign			Total
	Currency	Unrecognized		Accumulated Other
	Translation	(Loss) Gain on	Pension	Comprehensive
	Adjustments[1]	Derivatives[2]	Adjustments	Income (Loss)
Balance as of December 31, 2018	$111	$(4)	$(25)	$82
Other comprehensive (loss) income	(4)	(4)	3	(5)
Tax expense	—	—	(1)	(1)
Balance as of March 31, 2019	107	(8)	(23)	76
Other comprehensive income (loss)	15	(12)	—	3
Tax expense	—	—	—	—
Balance as of June 30, 2019	122	(20)	(23)	79
Other comprehensive (loss) income	(5)	(1)	—	(6)
Tax expense	—	—	—	—
Balance as of September 30, 2019	$117	$(21)	$(23)	$73

[1]

As a result of the Company’s U.S. Domestication on January 1, 2019, and the associated change from a Canadian parent company to a U.S. parent company, the Company’s net investment hedge was no longer necessary from the domestication date onwards. As of December 31, 2018, there was a $51 million net loss on hedge investments in foreign operations which is included in Foreign Currency Translation Adjustments.

[2]

As of January 1, 2019, the Company has discontinued hedge accounting related to the Company’s foreign exchange contracts. The Company still applies hedge accounting to the interest rate swaps related to long-term debt. As of September 30, 2019, the balance consisted of unrecognized loss on the Company’s interest rate swaps.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

13. REVENUE

On September 30, 2019, the Company had $2.2 billion of remaining performance obligations, which represents the transaction price of firm orders less inception to date revenues recognized. Remaining performance obligations exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenues relating to existing performance obligations of approximately $1.3 billion, $0.5 billion, and $0.4 billion in the three months ended December 31, 2019, year ended 2020 and thereafter, respectively.

Contract liabilities by segment are as follows:

	Space
As of September 30, 2019	Systems	Imagery[1]	Services	Total
Contract liabilities	$121	$157	$6	$284

	Space
As of December 31, 2018	Systems	Imagery[1]	Services	Total
Contract liabilities	$172	$247	$2	$421

[1]

The contract liability balance associated with the Company’s EnhancedView Contract was $105 million and $184 million as of September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019, imputed interest on advanced payments increased the contract liability balance by $12 million, which was more than offset by $91 million in revenue recognition. The contract liability balance associated with the Company’s EnhancedView Contract is expected to be recognized as revenue through August 31, 2020. There were no deferred contract costs on the Unaudited Condensed Consolidated Balance Sheets associated with this contract as of September 30, 2019 or December 31, 2018.

The decrease in total contract liabilities was primarily due to revenues recognized.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company’s primary sources of revenues are as follows:

Three Months Ended September 30, 2019	Space Systems	Imagery	Services	Eliminations	Total
Product revenues	$158	$—	$—	$—	$158
Service revenues	30	219	72	—	321
Intersegment	32	1	1	(34)	—
	$220	$220	$73	$(34)	$479

Three Months Ended September 30, 2018	Space Systems	Imagery	Services	Eliminations	Total
Product revenues	$201	$—	$—	$—	$201
Service revenues	39	209	60	—	308
Intersegment	23	1	2	(26)	—
	$263	$210	$62	$(26)	$509

Nine Months Ended September 30, 2019	Space Systems	Imagery	Services	Eliminations	Total
Product revenues	$542	$—	$—	$—	$542
Service revenues	101	618	212	—	931
Intersegment	108	3	3	(114)	—
	$751	$621	$215	$(114)	$1,473

Nine Months Ended September 30, 2018	Space Systems	Imagery	Services	Eliminations	Total
Product revenues	$686	$—	$—	$—	$686
Service revenues	137	630	192	—	959
Intersegment	63	3	6	(72)	—
	$886	$633	$198	$(72)	$1,645

Certain of the Company’s contracts with customers in the Space Systems segment include a significant financing component since payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital interest revenue of $8 million and $23 million for the three and nine months ended September 30, 2019, respectively, as compared to $8 million and $24 million for the three and nine months ended September 30, 2018, respectively, related to these contracts, which is included in product revenues.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The revenues based on geographic location of customers are as follows:

	Three Months Ended September 30,
	2019	2018
United States	$320	$312
Asia	63	92
Canada	19	38
Europe	43	28
South America	18	32
Other	16	7
Total revenues	$479	$509

	Nine Months Ended September 30,
	2019	2018
United States	$1,007	$1,020
Asia	183	264
Canada	72	139
Europe	103	97
South America	83	99
Other	25	26
Total revenues	$1,473	$1,645

Revenues from significant customers are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. Federal Government and agencies	$242	$207	$736	$658
Canadian Federal Government and agencies	13	24	58	83

14.  SEGMENT INFORMATION

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company’s Chief Operating Decision Maker (“CODM”) measures the performance of each segment based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, tax, depreciation and amortization (“EBITDA”) adjusted for certain items affecting comparability as specified in the calculation. Certain items affecting comparability include restructuring, impairments, satellite insurance recovery, CEO severance and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Other unallocated expenses include retention costs and foreign exchange gains and losses which are not included in segment Adjusted EBITDA. The following table summarizes the operating performance of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Space Systems	$220	$263	$751	$886
Imagery	220	210	621	633
Services	73	62	215	198
Intersegment eliminations	(34)	(26)	(114)	(72)
Total revenues	$479	$509	$1,473	$1,645

Adjusted EBITDA:
Space Systems	$11	$(7)	$49	$34
Imagery	140	129	384	396
Services	9	9	22	19
Intersegment eliminations	(13)	(7)	(26)	(16)
Depreciation and amortization	(96)	(119)	(293)	(343)
Corporate and other expenses	(19)	(19)	(55)	(44)
Restructuring	1	(2)	(21)	(15)
Transaction and integration related expense	(7)	(14)	(13)	(24)
Impairment losses, including inventory	—	(213)	(15)	(213)
Satellite insurance recovery	—	—	183	—
CEO severance	—	—	(3)	—
Interest expense, net	(50)	(52)	(148)	(155)
Interest income	1	—	1	—
Equity loss (income) from joint ventures, net of tax	1	1	4	(2)
Income (loss) before taxes	$(22)	$(294)	$69	$(363)

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company’s capital expenditures are as follows:

Three Months Ended September 30, 2019	Space Systems	Imagery	Services	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$7	$51	$—	$8	$66
Intangible assets	1	14	1	(1)	15
	$8	$65	$1	$7	$81

Three Months Ended September 30, 2018	Space Systems	Imagery	Services	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$—	$39	$—	$(11)	$28
Intangible assets	5	7	—	(7)	5
	$5	$46	$—	$(18)	$33

Nine Months Ended September 30, 2019	Space Systems	Imagery	Services	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$14	$152	$—	$(3)	$163
Intangible assets	2	41	1	(1)	43
	$16	$193	$1	$(4)	$206

Nine Months Ended September 30, 2018	Space Systems	Imagery	Services	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$9	$118	$1	$(17)	$111
Intangible assets	9	39	2	(8)	42
	$18	$157	$3	$(25)	$153

Substantially all of the Company’s long-lived tangible assets were in the United States as of September 30, 2019 and December 31, 2018.

15. IMPAIRMENT LOSSES

Property, plant and equipment impairment

The Company recognized an impairment loss of $86 million on its property, plant and equipment for the three months ended September 30, 2018. The impairment loss on property, plant and equipment was due to obsolescence and reduced future use of equipment and buildings in the Space Systems segment. Impairment loss in the Space Systems segment was based on fair value less cost of disposal for those assets in an orderly liquidation. Fair value was based on observable inputs where possible (Level 2), in which market data could be applied. However, due to the specialized nature of the majority of these assets, inputs for the valuation were unobservable (Level 3). The Company did not have material property, plant and equipment impairment during the nine months ended September 30, 2019.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Intangible asset impairment

The Company identified triggering events for impairment during the three months ended September 30, 2018 related to intangible assets of its GeoComm business, a reporting unit in the Space Systems segment. At the beginning of the year, the Company forecasted it would be awarded three to four contracts for GeoComm satellites, or approximately thirty percent of the overall 2018 industry awards. During the three months ended September 30, 2018, it became clear that industry and macroeconomic factors had declined substantially from earlier forecasts. Due to the decline in the GeoComm market, and the uncertainty surrounding the future of the Company’s GeoComm business, an impairment loss was recognized, primarily due to future cash flows associated with the intangible assets not being sufficient to cover the total book value of those assets. For the nine months ended September 30, 2018, the Company recognized a total impairment loss of $89 million related to the technology, trade name, software, and customer relationship intangible assets of the GeoComm business. The Company did not record an impairment of intangible assets for the nine months ended September 30, 2019.

Inventory impairment

The Company re-evaluated the carrying value of its inventory that was previously pegged to forecasted usage. All GeoComm inventory subject to future use based on forecasts was assessed for possible obsolescence. The result of the reassessment of future usage of the on hand inventory was inventory impairment of $38 million for the three months ended September 30, 2018 which is included in Product costs, excluding depreciation and amortization on the Unaudited Condensed Consolidated Statement of Operations. The Company did not have material inventory impairment during the nine months ended September 30, 2019.

16.  EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Pension		Pension
	2019	2018	2019	2018
Service cost	$1	$2	$3	$5
Interest cost	5	—	17	—
Expected return on plan assets	(7)	—	(22)	—
Amortization of net loss	—	—	1	—
Expenses paid	1	—	2	—
Net periodic benefit cost	$—	$2	$1	$5

Contributions

The funding policy for the Company’s pension plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. The Company expects to contribute approximately $14 million to its pension plans for the year ending December 31, 2019. As of September 30, 2019, all legal funding requirements had been met.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

17.  INCOME TAXES

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

Following the U.S. Domestication, the Company is subject to taxation on a material amount of Global Intangible Low-Tax Income (“GILTI”) earned by foreign subsidiaries. The Company has elected to treat the tax effect of GILTI as a current period expense when incurred. The Company expects the net impact of the GILTI for the 2019 fiscal year to be immaterial due to a corresponding change in the valuation allowance. The Company is also subject to the Base Erosion and Anti-Abuse Tax (“BEAT”).

In computing income tax expense for the nine months ended September 30, 2019, the Company applied the estimated annual effective tax rate to non-U.S. pre-tax income. No income tax expense or benefit was recognized on U.S. source income or loss as the Company does not expect to recognize the tax expense or benefit on U.S. source income or loss projected for the year. This resulted in an effective income tax rate of 13.5% for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, income tax expense was computed as (22.0%). The effective tax rate increased primarily due to changes in corporate structure, the application of U.S. tax law and a change in the mix of income between jurisdictions.

18. EARNINGS PER SHARE

The following table includes the calculation of basic and diluted net (loss) income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net (loss) income	$(26)	$(289)	$61	$(314)

Weighted average number of common shares outstanding-basic	59.6	59.2	59.6	57.6
Weighted dilutive effect of equity awards	—	—	0.4	—
Weighted average number of common shares outstanding-diluted	59.6	59.2	60.0	57.6

(Loss) income per common share:
Basic	$(0.44)	$(4.88)	$1.02	$(5.45)
Diluted	$(0.44)	$(4.88)	$1.02	$(5.45)

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

19.   CONTINGENCIES

Contingencies in the normal course of business

As discussed in Note 4, satellite construction contracts may include performance incentives whereby payment for a portion of the purchase price of the satellite is contingent upon in-orbit performance of the satellite. The Company’s ultimate receipt of orbital performance incentives is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. A complete or partial loss of a satellite’s functionality can result in loss of orbital receivable payments or repayment of amounts received by the Company under a warranty payback arrangement. The Company generally receives the present value of the orbital receivables if there is a launch failure or a failure caused by a customer error, but will forfeit some or all of the orbital receivables if the loss is caused by satellite failure or as a result of Company error. The Company recognizes orbital performance incentives in the financial statements based on the amounts that are expected to be received and believes that it will not incur a material loss relating to the incentives recognized. With respect to the Company’s securitized liability for the orbital receivables, upon the occurrence of an event of default under the securitization facility agreement or upon the occurrence of limited events, the Company may be required to repurchase on demand any affected receivables at their then net present value.

The Company may incur liquidated damages on programs as a result of delays due to slippage, or for programs which fail to meet all milestone requirements as outlined within the contractual arrangements with customers. Losses on programs related to liquidated damages result in a reduction of revenue. Changes in estimates related to contracts accounted for using the cost-to-cost method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Unrecoverable costs on contracts that are expected to be incurred in future periods are recorded in program cost in the current period.

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

On January 14, 2019, a Maxar stockholder filed a putative class action lawsuit captioned Oregon Laborers Employers Pension Trust Fund, et al. v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that the Company’s public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. On August 7, 2019, the Court appointed a lead plaintiff and lead counsel. On October 7, 2019, the lead plaintiff filed a consolidated amended complaint alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 against the Company and members of management in connection with the Company’s public disclosures between March 26, 2018 and January 6, 2019. The consolidated complaint alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were allegedly false and/or misleading during the class period. Also in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit captioned Charles O’Brien vs. Maxar Technologies Inc., No. CV-19-00613564-00CP in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. The Company believes that these cases are without merit and intends to vigorously defend against them.

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al. No. T19-074 in the Superior Court of the State of California, County of Santa Clara, naming Maxar, and certain members of management and the board of directors as defendants. The lawsuit alleges violations of Section 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Company’s June 2, 2017 Registration Statement and prospectus filed in anticipation of its October 17, 2017 merger with DigitalGlobe. Although the lawsuit alleges different legal claims than the federal putative class action, it is based upon many of the same underlying factual allegations. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

The Company is a party to various other legal proceedings and claims that arise in the ordinary course of business as either a plaintiff or defendant. As a matter of course, the Company is prepared both to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities. The Company has established accrued liabilities for these matters where losses are deemed probable and reasonably estimable. The outcome of any of these other proceedings, either individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

20.  SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Nine Months Ended
	September 30,
	2019	2018
Supplemental cash flow information:
Cash paid for interest	$(174)	$(139)
Income tax (payments) refunds	(4)	2
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	20	27
Acquisitions	—	25
Impairment loss on equity investment	12	—

21. SUBSEQUENT EVENTS

Senior Secured Notes

On November 4, 2019, the Company announced the commencement of a private offering of $1.25 billion aggregate principal amount of Senior Secured Notes due 2023 (the “Notes”). The Notes will be senior, first-priority secured obligations of the Company initially guaranteed on a senior, first-priority secured basis by the Company’s subsidiaries that are guarantors under its existing syndicated credit facility.

Concurrent Amendment to Revolving Credit Facility

On November 4, 2019, the Company entered into an amendment (the “Credit Facility Amendment”) with lenders under the Company’s Revolving Credit Facility under the Syndicated Credit Facility Agreement.

The terms of the Credit Facility Amendment (1) modify certain financial covenant levels to permit maximum levels of Consolidated Debt to EBITDA (each as defined in the Syndicated Credit Facility Agreement) of 7.25x at the end of the current fiscal year, 7.50x at the end of the next fiscal quarter, 7.75x at the end of each fiscal quarter for the next 18 months, 7.50x at the end of each fiscal quarter for the next twelve months, 6.50x at the end of each fiscal quarter for the next six months and 5.75x for each fiscal quarter thereafter (subject to a 0.25x reduction in each maximum level upon a disposition of a business line for greater than $500 million); (2) extend the maturity of the Revolving Credit Facility to a date that is approximately four years subsequent to closing of the Credit Facility Amendment; (3) restrict investment capacity in certain permitted investments; (4) restrict future increases in quarterly dividend payment levels; (5) modify certain margin and standby fee terms; (6) modify the priority of application of voluntary prepayments resulting from certain asset sales (including to allow the Company to prioritize prepayment of the Company’s Term Loan A-1 and Term Loan A-2 ahead of Term Loan B Facility with proceeds from the Company’s Palo Alto land sale); and (7) restrict use of proceeds of future borrowings. The Credit Facility Amendment is conditioned on consummation of Notes offering other than with respect to priority of prepayments resulting from asset sale proceeds and certain other technical amendments, which are effective immediately. In addition, the Company intends to cancel the Operating Credit Facility and reduce committed borrowing capacity under the Revolving Credit Facility to $500 million. As of September 30, 2019, on an as adjusted basis after giving effect to the Amendment to the Revolving Credit Facility and Notes offering, the Company would have $500 million in available borrowing capacity under the Revolving Credit Facility less any letters of credit outstanding thereunder.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Sale Leaseback Agreements

On November 1, 2019, the Company entered into a purchase and sale agreement for two properties in Palo Alto, California, for a total of $291 million. Contemporaneously with the closing of the sale, the Company will enter into two lease agreements, for which the Company will leaseback the properties. The leases will be considered operating leases with gross annual rent payments of $12 million for a period of two years for one property, and annual payments of $8 million for a period of ten years for the other property, both subject to 3% annual escalation.

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

OVERVIEW

We are a leading provider of solutions in Earth intelligence and space infrastructure. We help government and commercial customers to monitor, understand and navigate the changing planet; deliver global broadband communications infrastructure; and explore and advance the use of space. Our approach combines decades of deep mission understanding and a proven commercial and defense foundation to deliver our services with speed, scale and cost effectiveness. Our 5,800 team members in more than 30 global locations work to help our customers harness the potential of space. Our stock trades on the New York Stock Exchange and Toronto Stock Exchange under the symbol “MAXR”.

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

RECENT DEVELOPMENTS

Senior Secured Notes

On November 4, 2019, we announced the commencement of a private offering of $1.25 billion aggregate principal amount of Senior Secured Notes due 2023 (the “Notes”). The Notes will be senior, first-priority secured obligations initially guaranteed on a senior, first-priority secured basis by our subsidiaries that are guarantors under our existing syndicated credit facility.

Concurrent Amendment to Revolving Credit Facility

On November 4, 2019, we entered into an amendment (the “Credit Facility Amendment”) with lenders under our Revolving Credit Facility under our Syndicated Credit Facility Agreement.

The terms of the Credit Facility Amendment (1) modify certain financial covenant levels to permit maximum levels of Consolidated Debt to EBITDA (each as defined in the Syndicated Credit Facility Agreement) of 7.25x at the end of the current fiscal year, 7.50x at the end of the next fiscal quarter, 7.75x at the end of each fiscal quarter for the next 18 months, 7.50x at the end of each fiscal quarter for the next twelve months, 6.50x at the end of each fiscal quarter for the next six months and 5.75x for each fiscal quarter thereafter (subject to a 0.25x reduction in each maximum level upon a disposition of a business line for greater than $500 million); (2) extend the maturity of the Revolving Credit Facility to a date that is approximately four years subsequent to closing of the Credit Facility Amendment; (3) restrict investment capacity in certain permitted investments; (4) restrict future increases in quarterly dividend payment levels; (5) modify certain margin and standby fee terms; (6) modify the priority of application of voluntary prepayments resulting from certain asset sales (including to allow us to prioritize prepayment of our Term Loan A-1 and Term Loan A-2 ahead of Term Loan B Facility with proceeds from our Palo Alto land sale); and (7) restrict use of proceeds of future borrowings. The Credit Facility Amendment is conditioned on consummation of Notes offering other than with respect to priority of prepayments resulting from asset sale proceeds and certain other technical amendments, which are effective immediately. In addition, we intend to cancel the Operating Credit and reduce committed borrowing capacity under our Revolving Credit Facility to $500 million. As of September 30, 2019, on an as adjusted basis after giving effect to the Amendment to the Revolving Credit Facility and Notes offering, we would have $500 million in available borrowing capacity under our Revolving Credit Facility less any letters of credit outstanding thereunder.

Sale Leaseback Agreements

On November 1, 2019, we entered into a purchase and sale agreement for two properties in Palo Alto, California, for a total of $291 million. Contemporaneously with the closing of the sale, we will enter into two lease agreements, for which we will leaseback the properties. The leases will be considered operating leases with gross annual rent payments of $12 million for a period of two years for one property, and annual payments of $8 million for a period of ten years for the other property, both subject to 3% annual escalation.

WorldView-4 Insurance Recovery

On May 3, 2019, we announced that our insurance carriers accepted our $183 million claim for loss arising from the WorldView-4 satellite on-orbit failure, and agreed to pay us the full amount. We collected the full insurance proceeds in the second quarter of 2019.

Tax Benefit Preservation Plan

On May 12, 2019, our Board of Directors approved a Tax Benefit Preservation Plan (“Tax Plan”), with the intent to preserve the value of certain deferred tax benefits (the “Tax Benefits”) including those generated by net operating losses. The Tax Plan is intended to act as a deterrent to any person or entity acquiring shares of the Company equal to or exceeding 4.9%. For each common stock outstanding as of May 28, 2019, a dividend of one preferred stock purchase right (“The Rights”) is granted. The Tax Plan gives current stockholders the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock (“Series A preferred Stock”) at a set price of $30.92 which, upon exercise, provides for one additional share of common stock at a 50% discount on the exercise date with no cash settlement options. A Special Meeting of Stockholders was held on October 31, 2019 to approve the Tax Plan. As a result of Stockholder approval, the rights under the Tax Plan will expire on October 5, 2020. The Tax Plan reduces the likelihood that changes in our investor base have the unintended effect of limiting the use of our Tax Benefits. There is no impact to the financial statements as a result of the Tax Plan.

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

Space Systems

In the Space Systems segment, we are a supplier of innovative mission solutions and satellite manufacturing platform flexibility, serving diverse applications. We are the largest independent manufacturer of satellite subsystems in the world, with leading propulsion power capabilities, including solar-electric propulsion. Our products include communication and imaging satellites, satellite payloads and antenna subsystems, space-based and airborne surveillance solutions, robotic systems and associated ground infrastructure and support services. Our offerings serve multiple markets, primarily for communications and surveillance and intelligence applications. In the communications market, our solutions provide cost-efficient global delivery of a broad range of services, including television and radio distribution, broadband internet, and mobile communications. In the surveillance and intelligence market, we offer end-to-end solutions to monitor changes and activities around the globe to support the operational needs of government agencies, both military and civilian, and commercial customers. We also supply spacecraft and subsystems to the U.S. government, Canadian government and other customers for scientific research and development missions, as well as robotic systems for the space and terrestrial markets. Our principal customers in the Space Systems segment are government agencies worldwide as well as satellite operators and satellite manufacturers.

Imagery

In the Imagery segment, we are a market leader in the in the design, development, integration and operation of space-based RADAR and Electro-Optical missions and satellite-based maritime surveillance, as well as a leading provider of Earth observation ground systems. Our imagery solutions provide customers with accurate and mission-critical information about our changing planet, and support a wide variety of uses, including mission planning, mapping and analysis, environmental monitoring, disaster management, crop management, oil and gas exploration and infrastructure management. Our principal customers in the Imagery segment are U.S., Canadian and other international government agencies (primarily defense and intelligence agencies), as well as a wide variety of commercial customers in multiple markets.

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

RESULTS OF OPERATIONS

The following table provides selected financial information for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
($ millions)
Revenues:
Product	$158	$201	$(43)	(21)%	$542	$686	$(144)	(21)%
Service	321	308	13	4	931	959	(28)	(3)
Total revenues	$479	$509	$(30)	(6)%	$1,473	$1,645	$(172)	(10)%
Costs and expenses:
Product costs, excluding depreciation and amortization	$159	$220	$(61)	(28)%	$521	$661	$(140)	(21)%
Service costs, excluding depreciation and amortization	105	100	5	5	336	296	40	14
Selling, general and administrative	92	132	(40)	(30)	275	368	(93)	(25)
Depreciation and amortization	96	119	(23)	(19)	293	343	(50)	(15)
Impairment losses	—	175	(175)	*	12	175	(163)	(93)
Satellite insurance recovery	—	—	—	*	(183)	—	(183)	*
Operating income (loss)	$27	$(237)	$264	* %	219	$(198)	$417	*	%
Interest expense, net	50	52	(2)	(4)	148	155	(7)	(5)
Other (income) expense, net	(1)	5	(6)	*	2	10	(8)	(80)
Income (loss) before taxes	$(22)	$(294)	$272	93%	69	$(363)	$432	*	%
Income tax expense (benefit)	3	(6)	9	*	4	(47)	51	*
Equity in loss (income) from joint ventures, net of tax	1	1	—	*	4	(2)	6	*
Net (loss) income	$(26)	$(289)	$263	91%	$61	$(314)	$375	*	%

*Not meaningful.

Product and service revenues

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
($ millions)
Product revenues	$158	$201	$(43)	(21)%	$542	$686	$(144)	(21)%
Service revenues	321	308	13	4	931	959	(28)	(3)
Total revenues	$479	$509	$(30)	(6)%	$1,473	$1,645	$(172)	(10)%

Total revenues decreased to $479 million from $509 million, or by $30 million, for the three months ended September 30, 2019 compared to the same period of 2018. The decrease was primarily driven by a $43 million decrease in the Space Systems segment. The decrease was partially offset by a $10 million increase in the Imagery segment and an $11 million increase in revenues in the Services segment.

Total revenues decreased to $1,473 million from $1,645 million, or by $172 million, for the nine months ended September 30, 2019 compared to the same period of 2018. The decrease in revenues was primarily driven by a $135 million decrease in the Space Systems segment and a $12 million decrease in the Imagery segment. These decreases were partially offset by a $17 million increase in revenues in the Services segment. Further discussion of the drivers behind changes in revenues is included within the “Results by Segment” section below.

See Note 13, “Revenue” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for product and service revenue by segment.

Product and service costs

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
($ millions)
Product costs, excluding depreciation and amortization	$159	$220	$(61)	(28)%	$521	$661	$(140)	(21)%
Service costs, excluding depreciation and amortization	105	100	5	5	336	296	40	14
Total costs	$264	$320	$(56)	(18)%	$857	$957	$(100)	(10)%

Total costs of product and services decreased to $264 million from $320 million, or by $56 million, for the three months ended September 30, 2019 compared to the same period of 2018. The decrease in costs were primarily due to a lower volume of projects and fewer costs in our Space Systems segment which included the impact related to the RADARSAT Constellation Mission (“RCM”) program in Canada which launched in the second quarter of 2019. These decreases were partially offset by increases in the Services segment driven by increased revenue.

Total costs of product and services decreased to $857 million from $957 million, or by $100 million, for the nine months ended September 30, 2019 compared to the same period of 2018. The decrease in costs were primarily due to a lower volume of projects and fewer costs in our Space Systems segment which included the impact related to the RCM program. These decreases were partially offset by increases in the Services segment driven by increased revenue and increases in our Imagery segment driven by a change in product mix.

Selling, general and administrative

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
($ millions)
Selling, general and administrative	$92	$132	$(40)	(30)%	$275	$368	$(93)	(25)%

Selling, general and administrative costs decreased to $92 million from $132 million, or by $40 million, for the three months ended September 30, 2019 compared to the same period of 2018. The decrease is primarily due to a decrease in research and development costs of $27 million, a decrease in restructuring costs of $3 million and decreases in labor related expenses.

The decrease in selling, general and administrative costs decreased to $275 million from $368 million, or by $93 million, for the nine months ended September 30, 2019 compared to the same period of 2018. The decrease was primarily driven by a decrease in research and development costs of $63 million, a decrease in business integration costs of $12 million and decreases in labor related expenses. These decreases were partially offset by severance paid to the previous CEO of $3 million.

Depreciation and amortization

The following table shows depreciation and amortization expense for the fiscal quarters indicated.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
($ millions)
Property, plant and equipment	$26	$43	$(17)	(40)%	$85	$121	$(36)	(30)%
Intangible assets	70	76	(6)	(8)	208	222	(14)	(6)
Depreciation and amortization expense	$96	$119	$(23)	(19)%	$293	$343	$(50)	(15)%

Depreciation and amortization expense decreased to $96 million from $119 million, and to $293 million from $343 million, for the three and nine months ended September 30, 2019, compared to the same periods of 2018, respectively. The decreases were primarily driven by a decrease in depreciation and amortization expense following asset impairments in the second half of 2018.

Impairment losses

Our Space Systems segment has an investment in a privately held company carried at adjusted cost basis. During the second quarter of 2019, we noted an observable price change related to this investment and, as a result, recorded an impairment loss of $12 million.

See Note 11, “Financial instruments and fair value disclosures” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for further disclosure on the investment impairment losses.

During the three months ended September 30, 2018, Management identified a series of events which in aggregate was considered to be a triggering event related to the GeoComm business within the Space Systems segment. The results of these tests indicated that there was an impairment loss of $175 million related to property, plant and equipment and intangible assets and an inventory obsolescence impairment of $38 million which were recorded during the three months ended September 30, 2018.

See Note 15, “Impairment losses” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for further disclosure on the impairment losses.

Satellite insurance recovery

During the nine months ended September 30, 2019, we received insurance recoveries of $183 million related to the loss of imaging capability of our WorldView-4 satellite in December 2018.

Interest expense, net

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
($ millions)
Interest expense:
Interest on long-term debt	$50	$46	$4	9%	$143	$129	$14	11%
Interest expense on advance payments from customers[1]	3	6	(3)	(50)	12	20	(8)	(40)
Interest on orbital securitization liability	2	1	1	*	6	5	1	20
Imputed interest and other	—	1	(1)	*	—	2	(2)	*
Capitalized interest	(5)	(2)	(3)	*	(13)	(4)	(9)	*
Interest expense on dissenting stockholder liability	—	—	—	*	—	3	(3)	*
Interest expense, net	$50	$52	$(2)	(4)%	$148	$155	$(7)	(5)%

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

Interest expense, net decreased to $50 million from $52 million, or by $2 million, for the three months ended September 30, 2019 compared to the same period in 2018. The decrease was primarily driven by a $3 million decrease in interest expense on advance payments from customers and a $3 million increase in capitalized interest primarily related to the WorldView Legion program. These changes were partially offset by a $4 million increase in interest on long-term debt.

Interest expense, net decreased to $148 million from $155 million, or by $7 million, for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease is primarily due to a $9 million increase in capitalized interest primarily related to the WorldView Legion program and an $8 million decrease in interest expense on advance payments from customers. These changes were partially offset by a $14 million increase in interest expense on long-term debt due to the increase in our long-term debt balance of approximately $32 million since September 30, 2018.

Other (income) expense, net

	Three Months Ended September 30,		$	%		Nine Months Ended September 30,		$	%
	2019	2018	Change	Change		2019	2018	Change	Change
($ millions)
Other (income) expense, net	$(1)	$5	$(6)	*	%	$2	$10	$(8)	(80)%

*Not meaningful.

Other (income) expense, net changed to $1 million of income from a $5 million expense for the three months ended September 30, 2019 compared to the same period of 2018. This change was primarily driven by $5 million in expenses related to a business dispute that did not reoccur in the comparative period of 2019. This decrease was partially offset by a $1 million increase in foreign exchange losses.

Other (income) expense, net decreased to $2 million from $10 million, or by $8 million, for the nine months ended September 30, 2019 compared to the same period of 2018. The decrease is primarily driven by $5 million in expenses related to a business dispute and $3 million expense for the dissenting stockholders liability neither of which reoccurred in the comparative period of 2019. These decreases were partially offset by a $3 million increase in foreign exchange losses.

Income tax expense (benefit)

	Three Months Ended September 30,		$	%		Nine Months Ended September 30,		$	%
	2019	2018	Change	Change		2019	2018	Change	Change
($ millions)
Income tax expense (benefit)	$3	$(6)	$9	*	%	$4	$(47)	$51	*	%

*Not meaningful.

Income tax expense (benefit) changed from a benefit of $6 million for the three months ended September 30, 2018 to an expense of $3 million for the three months ended September 30, 2019, primarily due to transactions undertaken in the course of the U.S. Domestication and a change in the mix of income between jurisdictions.

Income tax expense (benefit) increased $51 million for the nine months ended September 30, 2019, compared to the same period of 2018 primarily due to transactions undertaken in the course of the U.S. Domestication, a change in the mix of income between jurisdictions and the recognition of previously unrecognized tax benefits primarily in the first quarter of 2018.

In computing income tax expense for the nine months ended September 30, 2019, we applied the estimated annual effective tax rate to non-U.S. pre-tax income. No income tax expense or benefit was recognized on U.S. source income or loss as we do not expect to recognize the tax expense or benefit on U.S. source income or loss projected for the year. This resulted in an effective income tax rate of 13.5% for the nine months ended September 30, 2019. In the nine months ended September 30, 2018, income tax expense was computed as (22.0%). The effective tax rate increased primarily due to changes in corporate structure, the application of U.S. tax law and a change in the mix of income between jurisdictions.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on three reportable segments: Space Systems, Imagery and Services. Intersegment transactions have been eliminated from the segmented financial information discussed below.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
($ millions)
Revenues:
Space Systems	$220	$263	$(43)	(16)%	$751	$886	$(135)	(15)%
Imagery	220	210	10	5	621	633	(12)	(2)
Services	73	62	11	18	215	198	17	9
Intersegment eliminations	(34)	(26)	(8)	31	(114)	(72)	(42)	58
Total revenue	$479	$509	$(30)	(6)%	$1,473	$1,645	$(172)	(10)%

Adjusted EBITDA:
Space Systems	$11	$(7)	18	* %	$49	$34	15	44%
Imagery	140	129	11	9	384	396	(12)	(3)
Services	9	9	—	*	22	19	3	16
Intersegment eliminations	(13)	(7)	(6)	86	(26)	(16)	(10)	63
Corporate and other expenses	(19)	(19)	—	*	(55)	(44)	(11)	25
Total Adjusted EBITDA	$128	$105	23	22%	$374	$389	(15)	(4)%

Total Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA disclosures.

Space Systems

The following table provides selected financial information for the Space Systems segment.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
($ millions)
Total revenues	$220	$263	$(43)	(16)%	$751	$886	$(135)	(15)%

Adjusted EBITDA	$11	$(7)	$18	* %	$49	$34	$15	44%
Adjusted EBITDA margin percentage	5.0%	(2.7)%			6.5%	3.8%

*Not meaningful.

Revenues from the Space Systems segment decreased to $220 million from $263 million, or by $43 million, for the three months ended September 30, 2019 compared to the same period of 2018. Revenues decreased primarily as a result of the impact of reduced volume in our geostationary satellite manufacturing business (“GeoComm”), lower revenues on the RCM program in Canada which launched in the second quarter of 2019, lower volumes on other programs and increases in estimated costs to complete programs during the three months ended September 30, 2019 compared to the same period in 2018. An increase in estimated costs to complete directly impacts revenues, as revenues are recognized over time under the cost-to-cost method.

For the nine months ended September 30, 2019, Space Systems segment revenues decreased to $751 million from $886 million, or by $135 million, compared to the same period of 2018. Revenues decreased primarily as a result of the impact of reduced volume in our GeoComm business, lower revenues on the RCM program in Canada, launched in the second quarter of 2019, lower volumes on other programs and an increase in estimated costs to complete programs during the nine months ended September 30, 2019 compared to the same period in 2018. These decreases were partially offset by increased revenues from Neptec which was acquired in the third quarter of 2018.

Adjusted EBITDA increased to $11 million of income from a loss of $7 million, or by $18 million, for the three months ended September 30, 2019 compared to the same period of 2018. The increase in the Space Systems segment is primarily related to reduced research and development spend of $26 million and headcount reductions from restructuring initiatives resulting in cost reductions. These increases were partially offset by decreases from the effects of lower revenues and higher estimated costs to complete on certain projects within the Space Systems segment.

Adjusted EBITDA increased to $49 million from $34 million, or by $15 million, for the nine months ended September 30, 2019, compared to the same period of 2018. The primary drivers of the change in Adjusted EBITDA within the Space Systems segment were reduced research and development spend of $60 million, headcount reductions from restructuring initiatives resulting in $19 million of cost reductions, a recovery of a previously reserved amount of $7 million, and no liquidated damages incurred to date during 2019 compared to $5 million of liquidated damages that occurred in 2018. These changes were partially offset by decreases from the effects of lower revenues and higher estimated costs to complete on certain projects within the Space Systems segment.

Imagery

The following table provides selected financial information for the Imagery segment.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
($ millions)
Total revenues	$220	$210	$10	5%	$621	$633	$(12)	(2)%

Adjusted EBITDA	$140	$129	$11	9%	$384	$396	$(12)	(3)%
Adjusted EBITDA margin percentage	63.6%	61.4%			61.8%	62.6%

For the three months ended September 30, 2019, Imagery segment revenues increased to $220 million from $210 million, or by $10 million, compared to the same period of 2018. The increase was primarily driven by the recognition of $9 million of revenue as a result of the signing of a previously delayed contract with an existing international customer, $11 million in revenue growth from the U.S. government and an increase in revenue from international governments. These increases were partially offset by the loss of $14 million of WorldView-4 revenues.

For the nine months ended September 30, 2019, Imagery segment revenues decreased to $621 million from $633 million, or by $12 million, compared to the same period of 2018. The decrease was primarily due to a $43 million decrease due to the loss of WorldView-4 revenue which was partially offset by $31 million in revenue growth from the U.S. government.

Adjusted EBITDA increased to $140 million from $129 million, or by $11 million, for the three months ended September 30, 2019, as compared to the same period of 2018. The increase was primarily driven by the recognition of revenue as a result of the signing of a previously delayed contract with an existing international customer. Adjusted EBITDA was also impacted by a decrease in service costs, excluding depreciation and amortization during the three months ended September 30, 2019, as compared to the same period of 2018.

Adjusted EBITDA decreased to $384 million from $396 million, or by $12 million, for the nine months ended September 30, 2019, as compared to the same period of 2018. The decrease was primarily driven by the impact of the loss of revenue generated from the WorldView-4 satellite which had higher margins.

Services

The following table provides selected financial information for the Services segment.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
($ millions)
Total revenues	$73	$62	$11	18%	$215	$198	$17	9%

Adjusted EBITDA	$9	$9	$—	* %	$22	$19	$3	16%
Adjusted EBITDA margin percentage	12.3%	14.5%			10.2%	9.6%

*Not meaningful.

Services segment revenues increased to $73 million from $62 million, or by $11 million, and $215 million from $198 million, or by $17 million, for the three and nine months ended September 30, 2019 compared to the same periods of 2018. The increases were primarily driven by growth from new contract awards and expansion of programs with the U.S. government.

Adjusted EBITDA remained flat at $9 million for the three months ended September 30, 2019 compared to the same period of 2018. For the nine months ended September 30, 2019, Adjusted EBITDA increased to $22 million from $19 million, or by $3 million, compared to the same period of 2018 primarily as a result of higher margin revenue and lower selling, general and administrative spend, which was partially offset by an increase in service costs, excluding depreciation and amortization and a change in an expense related to a lease.

Corporate and other expenses

Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, retention costs, and fees for legal and consulting services.

Corporate and other expenses for the three months ended September 30, 2019 and September 30, 2018 were $19 million. These expenses were impacted by a decrease in selling, general and administrative expenses and a decrease in an expense related to a business dispute in 2018, which did not reoccur in 2019. These decreases were primarily offset by an increase in retention costs at Space Solutions and an increase in foreign exchange losses.

For the nine months ended September 30, 2019, corporate and other expenses were $55 million compared to $44 million for the same period of 2018. The increase of $11 million, or 25%, is primarily due to an increase in retention costs at Space Solutions and higher foreign exchange losses. These increases were partially offset by a decrease in selling, general and administrative expenses and a decrease in an expense related to a business dispute in 2018 which did not reoccur in 2019.

Intersegment eliminations

Intersegment eliminations are related to projects between our segments, including WorldView Legion. Intersegment eliminations have increased for the three and nine months ended September 30, 2019 compared to the same periods of 2018 primarily related to an increase in intersegment activity.

BACKLOG

Our backlog is as follows:

	September 30,	December 31,
	2019	2018
($ millions)
Total backlog	$2,171	$2,411
Unfunded contract options[1]	1,369	1,213
Total	$3,540	$3,624

1Unfunded contract options as of December 31, 2018 has been restated.

Order backlog, representing the estimated dollar value of firm contracts for which work has not yet been performed (also known as the remaining performance obligations on a contract), was $2.2 billion as of September 30, 2019 (December 31, 2018 - $2.4 billion). Backlog decreased primarily due to declines in backlog in our Imagery segment partially offset by an increase in our Space Systems segment and Services segment backlog as a result of new awards during the quarter. Imagery segment backlog declined primarily due to the recognition of EnhancedView revenue during the year and the loss of our WorldView-4 satellite.

Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts. Although backlog reflects business that is considered to be firm, terminations, amendments or cancellations may occur, which could result in a reduction in our total backlog.

Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of September 30, 2019, were primarily comprised of the option years in the EnhancedView Contract (September 1, 2020 through August 31, 2023). We believe it is the U.S. government’s intention to exercise all option years, subject only to annual congressional appropriation of funding and the federal budget process. As each option year is exercised, it will be added to backlog.

LIQUIDITY & CAPITAL RESOURCES

Our sources of liquidity include cash provided by operations, collection or securitization of orbital receivables, access to existing credit facilities and, when available and efficient, to the capital markets. We generally maintain limited cash on hand and use available cash to pay down borrowings on our Syndicated Credit Facility. Our primary short-term cash requirements are to fund working capital, including requirements on long-term construction contracts (including our geostationary satellite contracts), fixed overhead costs, and to fund increased capital expenditures, including the construction of our WorldView Legion constellation. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term construction contracts. Our medium-term to long-term cash requirements are to service and repay debt and to invest, including in facilities, equipment, technologies, and research and development for growth initiatives. These capital investments include investments to replace the capability or capacity of satellites which have or will go out of service in the future. Over the near-term to medium-term, it is also possible that our customers may fully or partially fund the construction of additional Legion satellites in the future. We also have call options to purchase the remaining ownership interest in Vricon Inc., a joint venture accounted for under the equity method. The call options are exercisable in the first quarter of either 2020 or 2021 which, if exercised, would require use of capital. Cash is also used to pay dividends and finance other long-term strategic business initiatives. Our first maturity of long-term debt is in the fourth quarter of 2020.

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

Summary of cash flows

	Nine Months Ended September 30,
	2019	2018
($ millions)
Cash provided by operating activities	$142	$48
Cash used in investing activities	(203)	(155)
Cash provided by financing activities	75	84
Cash, cash equivalents, and restricted cash, beginning of year	43	42
Cash, cash equivalents, and restricted cash, end of period	$57	$19

Operating activities

Cash provided by operating activities increased $94 million to $142 million from $48 million for the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to insurance proceeds of $183 million related to the loss of the WorldView-4 satellite, which were received in the second quarter of 2019. The insurance proceeds are included in operating cash flows as they are considered business interruption insurance and represent our satellite’s loss of capacity to produce imagery for sale to our customers.

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

Investing activities

Cash used in investing activities increased $48 million to $203 million from $155 million for the nine months ended September 30, 2019, compared to the same period in 2018. The major investing activities included expenditures on property, plant and equipment of $163 million and $111 million, for the nine months ended September 30, 2019 and 2018, respectively, and investments in software of $43 million and $42 million, for the nine months ended September 30, 2019 and 2018, respectively. Property, plant and equipment expenditures for the nine months ended September 30, 2019, were primarily related to the build of our WorldView Legion constellation.

Financing activities

During the nine months ended September 30, 2019, cash provided by financing activities was $75 million, which primarily includes net proceeds from the Syndicated Credit Facility (as described below) of $107 million partially offset by repayments of long-term debt. During the nine months ended September 30, 2018, cash provided by financing activities was $84 million which primarily included proceeds from the Syndicated Credit Facility of $150 million, partially offset by dividend payments of $49 million and repayments of long-term debt.

Credit facilities

The following table summarizes our long-term debt:

	September 30,	December 31,
	2019	2018
($ millions)
Syndicated Credit Facility:
Revolving Credit Facility	$696	$595
Term Loan A	500	500
Term Loan B	1,960	1,980
Debt issuance costs	(35)	(41)
Obligations under finance leases and other	10	13
Long-term debt	$3,131	$3,047

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

Loans under the Revolving Credit Facility are available in U.S. dollars and, at our option, in Canadian dollars. Term Loan A and Term Loan B are repayable in U.S. dollars. Borrowings under the Revolving Credit Facility and Term Loan A bear interest at a rate equal to U.S. Dollar LIBOR (for U.S. dollar borrowings) and the Canadian Dollar Offered Rate (“CDOR”) or Canadian Bankers’ Acceptance Rate (for Canadian dollar borrowings), plus a margin of 120 – 350 basis points per annum, based on our total leverage ratio. Term Loan B bears interest at U.S. Dollar LIBOR plus 275 basis points per annum. In April, 2018, we entered into interest rate swaps at a notional value of $1.0 billion maturing in April 2021 or April 2022. As of September 30, 2019, we had hedged approximately 32% of our floating rate exposure on our outstanding debt at an average base rate of 2.56% (excluding the margin specified in the Syndicated Credit Facility).

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

The Syndicated Credit Facility is guaranteed by us and certain of our designated subsidiaries. The security for the Syndicated Credit Facility, subject to customary exceptions, includes substantially all our tangible and intangible assets and our subsidiary guarantors. We are required to make mandatory prepayments of the outstanding principal and accrued interest upon the occurrence of certain events and to the extent of a specified percentage of annual excess cash flow that is not reinvested or used for other specified purposes. The Syndicated Credit Facility is subject to customary affirmative and negative covenants, default provisions, representations and warranties and other terms and conditions. As of September 30, 2019, we were in compliance with our debt covenants.

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of September 30, 2019 and December 31, 2018, we had $18 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

Securitization liability

We have in place a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less discounted to face value using prevailing market rates. There were no sales of eligible receivables executed in the three or nine months ended September 30, 2019. During the three months ended September 30, 2018, the Company sold orbital receivables for net proceeds of $18 million. These orbital receivables were purchased in tranches that span multiple years and include longer-term maturities.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

As of September 30, 2019, there were no material changes outside the ordinary course of business to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, we had foreign exchange forward purchase contracts of $31 million, foreign exchange sales contracts of $131 million and financial guarantee contracts to export credit agencies in the form of indemnities or letters of credit. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

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

We define EBITDA as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA as EBITDA adjusted for certain items affecting comparability as specified in the calculation. Certain items affecting comparability include restructuring, impairments, satellite insurance recovery, CEO severance and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Management believes that exclusion of these items assists in providing a more complete understanding of our underlying results and trends, and management uses these measures along with the corresponding U.S. GAAP financial measures to manage our business, evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. Adjusted EBITDA is a measure being used as a key element of our incentive compensation plan. The Syndicated Credit Facility also uses Adjusted EBITDA in the determination of our debt leverage covenant ratio. The definition of Adjusted EBITDA in the Syndicated Credit Facility includes a more comprehensive set of adjustments.

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

EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP and may not be defined similarly by other companies. EBITDA and Adjusted EBITDA should not be considered alternatives to net (loss) income as indications of financial performance or as alternate to cash flows from operations as measures of liquidity. EBITDA and Adjusted EBITDA have limitations as an analytical tool and should not be considered in isolation or as a substitute for our results reported under U.S. GAAP.

The table below reconciles our net (loss) income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
($ millions)
Net (loss) income	$(26)	$(289)	$61	$(314)
Income tax expense (benefit)	3	(6)	4	(47)
Interest expense, net	50	52	148	155
Interest income	(1)	—	(1)	—
Depreciation and amortization	96	119	293	343
EBITDA	$122	$(124)	$505	$137
Transaction and integration related expense	7	14	13	24
Restructuring	(1)	2	21	15
Impairment losses, including inventory	—	213	15	213
Satellite insurance recovery	—	—	(183)	—
CEO severance	—	—	3	—
Adjusted EBITDA	$128	$105	$374	$389

Adjusted EBITDA:
Space Systems	11	(7)	49	34
Imagery	140	129	384	396
Services	9	9	22	19
Intersegment eliminations	(13)	(7)	(26)	(16)
Corporate and other expenses	(19)	(19)	(55)	(44)
Adjusted EBITDA	$128	$105	$374	$389

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks from those discussed in our 2018 Annual Report on Form 10-K and as updated in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that, as of September 30, 2019, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 (that have not yet been fully remediated as further discussed below), our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As disclosed in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2018, we identified material weaknesses in internal control over financial reporting related to “Insufficient Complement of Personnel” and “Insufficient Identification and Assessment of Changes.” As a consequence of the underlying root causes related to personnel and risk assessment, the Company did not have effective control activities related to the design, operation, and documentation of process-level controls over: (i) the cost-to-cost method used to determine the percentage-of-completion method affecting revenue and cost of sales (ii) the measurement and disclosures of current and deferred income taxes and related valuation allowance and (iii) commitments and contingencies disclosure. No material errors were identified in the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. Our CEO and CFO have certified that, based on such officer’s knowledge, the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Quarterly Report on Form 10-Q. We have made progress towards remediation of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 which is further described below.

Remediation Actions

Insufficient Complement of Personnel and Insufficient Identification and Assessment of Changes

During the year, Management has taken steps to on-board additional resources and provide more comprehensive training to ensure process owners and control operators have robust understanding of the documentation requirements in advance of the execution of controls. Additionally, management completed a comprehensive risk assessment during the planning phase and continues to assess entity level, business process, and IT systems risk throughout the year in order to adequately design proper control activities. Management believes remediation is on track with additional time needed through year-end.

Percentage-of-completion Revenue, Income Taxes, and Commitments and Contingencies Disclosure

Management has automated and reduced the complexity of the underlying processes and disaggregated the review of key inputs utilized in developing the underlying estimates for revenue and cost of sales under the percentage-of-completion method. Additionally, management has improved evidentiary documentation over management’s review of key inputs, criteria for investigation, level of precision, and management’s expectations and judgments, while providing for increased time to allow for an effective review to occur. Although we have designed and implemented additional control procedures, and completed test of design as of September 30, 2019, these controls have not been operating for a sufficient period to demonstrate this material weakness has been fully remediated.

Regarding the material weakness related to income taxes, management continues to implement a comprehensive remediation plan to enhance the measurement and disclosures of current and deferred income taxes, which includes management’s measurement of the related valuation allowance. This enhanced control framework will be assessed as of December 31, 2019.

Regarding the material weakness related to the commitments and contingencies disclosure, management has taken steps to redesign the respective control framework, including implementation of enhanced review procedures, which will be assessed as of December 31, 2019.

Changes in Internal Control over Financial Reporting

The remediation efforts related to the material weaknesses described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2018 and above represent changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected our internal control over financial reporting. Further, in conjunction with the adoption of ASC Topic 842, effective January 1, 2019, we implemented new processes and internal controls, which represent a material change to a component of our internal control over financial reporting. There were no other changes that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 14, 2019, a Maxar stockholder filed a putative class action lawsuit captioned Oregon Laborers Employers Pension Trust Fund, et al. v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that the Company’s public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. On August 7, 2019, the Court appointed a lead plaintiff and lead counsel. On October 7, 2019, the lead plaintiff filed a consolidated amended complaint alleging violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 against the Company and members of management in connection with the Company’s public disclosures between March 26, 2018 and January 6, 2019. The consolidated complaint alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were allegedly false and/or misleading during the class period. Also in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit captioned Charles O’Brien vs. Maxar Technologies Inc., No. CV-19-00613564-00CP in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. The Company believes that these cases are without merit and intends to vigorously defend against them.

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al. No. T19-074 in the Superior Court of the State of California, County of Santa Clara, naming Maxar, and certain members of management and the board of directors as defendants. The lawsuit alleges violations of Section 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Company’s June 2, 2017 Registration Statement and prospectus filed in anticipation of its October 17, 2017 merger with DigitalGlobe. Although the lawsuit alleges different legal claims than the federal putative class action, it is based upon many of the same underlying factual allegations. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

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

There has been a step down in total number and dollar value of the geostationary communication satellite contracts awarded compared to such historical averages prior to 2015. Revenues have decreased year-over-year as programs awarded prior to 2015 have been completed and have been replaced by a lower level of award value since 2015. Many satellite operators in the communications industry have continued to defer new satellite construction awards to evaluate geostationary and other competing satellite system architectures and other market factors. As a result, the outlook on our geostationary satellite manufacturing business (“GeoComm”) declined substantially during the year ended December 31, 2018 and negatively impacted our Space Systems segment.

We have explored strategic alternatives regarding the future of our GeoComm business, including partnering with an existing satellite manufacturer to gain scale benefits; selling the GeoComm business; or exiting the GeoComm business following completion of existing contracts in backlog and the sale of its facilities. We continue to operate the GeoComm business and are completing projects in our backlog while pursuing and receiving new awards.

If we are unable to win new awards or execute existing contracts as expected, our business, results of operations and financial position could be further adversely affected.

We may be required to recognize impairment charges.

Long-lived assets, including goodwill and intangible assets, are tested annually for impairment in the fourth quarter or whenever there is an indication that an asset may be impaired. In the past, we have recognized significant impairment losses related to goodwill, intangible assets, property, plant and equipment, inventory and orbital receivables.

Disruptions to our business, unexpected significant declines in our operating results, adverse technological events or changes in the regulatory markets in which we operate, and significant declines in our stock price have resulted and may result in further impairment charges to our tangible and intangible assets. Any future impairment charges could substantially affect our reported results.

The future revenue and operating results of the Space Systems segment are dependent on our ability to generate a sustainable order rate for the satellite manufacturing operations and develop new technologies to meet the needs of our customers or potential new customers.

The Space Systems segment’s financial performance is dependent on its ability to generate a sustainable order rate for its satellite manufacturing operations. This can be challenging and may fluctuate on an annual basis as the number of satellite construction contracts awarded varies. The cyclical nature of the commercial satellite market could negatively impact our ability to accurately forecast customer demand. The markets that we serve may not grow in the future and we may not be able to maintain adequate gross margins or profits in these markets. Specifically, sales of the 1300 bus have historically been important to our results and we cannot assure you that this market will continue to grow or demand levels will increase, nor can we assure you that the market for the Legion-class bus will offset any decreases in the market for the 1300 bus or provide future growth. Our growth is dependent on the growth in the sales of services provided by our customers, our customers’ ability to anticipate market trends, and our ability to anticipate changes in the businesses of our customers and to successfully identify and enter new markets. If we fail to anticipate such changes in demand, our business, results of operations and financial position could be adversely affected.

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

We operate in highly competitive industries and many of our competitors are larger and have substantially greater resources than we have. Our primary competitors for satellite manufacturing contracts include the Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation in the United States, and Thales S.A. and Airbus Defence and Space, a subsidiary of the Airbus Group, in Europe. We may also face competition in the future from emerging low-cost competitors in India, Russia and China. Competition in our Imaging and Services business is highly diverse, and while our competitors offer different products, there is often competition for contracts that are part of governmental budgets. Our major existing and potential competitors for our Imagery business include commercial satellite imagery companies, state-owned imagery providers, aerial imagery companies, free sources of imagery, and unmanned aerial vehicles. Our Services segment faces competition from companies that provide geospatial analytic information and services to the U.S. government, including defense prime contractors such as L3Harris and Booz Allen Hamilton.

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

Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to revenue recognition, including our long-term contracts accounted for utilizing the cost-to-cost method, restructuring costs, recoverability of assets including customer receivables, valuation of goodwill and intangibles, contingencies, stock-based compensation and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies or developments in the business, which could materially affect our consolidated financial statements.

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

For instance, we are currently defending against a claim in arbitration that we improperly terminated a contract with a Ukrainian customer in response to the force majeure event caused by the annexation of Crimea, and seeking recovery from us in the amount of approximately $227 million. This matter is scheduled to be heard by the arbitration panel in December 2019. In addition, in January 2019, a Maxar stockholder filed a putative class action lawsuit in the Federal District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were false or misleading in violation of the Securities and Exchange Act of 1934 and seeking monetary damages. An amended consolidated complaint was filed in that case in October 2019. Also in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages under Canadian securities laws. In October 2019, a Maxar stockholder filed a putative class action lawsuit in California state court, naming Maxar and certain members of management and the board of directors as defendants. The lawsuit is based upon many of the same underlying factual allegations as the federal putative class action, but asserts claims under the Securities Act of 1933.

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

While our analysis and interpretation of the 2017 Tax Act is ongoing, based on our current evaluation, the limitation on interest deductions, the base erosion and anti-abuse tax and global intangible low-taxed income inclusion provisions may negatively impact our cash flows going forward. Further, there may be other material adverse effects resulting from the 2017 Tax Act that we have not yet identified. While some of the changes made by the 2017 Tax Act may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the 2017 Tax Act as a whole will have on us.

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

The Tax Plan was set to expire on November 13, 2019, unless Maxar stockholders approved the Tax Plan prior to that date. A Special Meeting of Stockholders was held on October 31, 2019 to approve the Tax Plan. As a result of Stockholder approval, the rights under the Tax Plan will expire on October 5, 2020. Although the Tax Plan is intended to reduce the likelihood of an ownership change that could adversely affect us, there is no assurance that the Tax Plan will prevent acquisitions of our common stock that could result in such an ownership change or be approved by the Stockholders.

On September 9, 2019 Treasury and the IRS issued proposed regulations regarding the items of income and deduction which are included in the calculation of built-in gains and losses under section 382. The proposed regulations are subject to a 60-day comment period through November 12, 2019 and are proposed to be effective for ownership changes occurring after the effective date of temporary or final regulations.

We are incurring increased costs and demands in order to comply with laws and regulations applicable to public companies.

We became a “domestic issuer” for SEC reporting purposes in January 2019. The obligations of being a public company in the U.S. require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the U.S. Securities Exchange Act of 1934, as amended, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the NYSE and the TSX. These rules require that we maintain effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to monitor and maintain compliance with. Our management and other personnel will continue to devote a substantial amount of time to ensure compliance with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to reputational damage, litigation or being delisted, among other potential problems.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Delaware Secretary of State.	8-K	001-38228	3.1	1/2/19

3.2	Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.2	1/2/19

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Maxar Technologies Inc., filed with the Delaware Secretary of State.	8-K	001-38228	3.1	5/13/2019

4.1	Restated Credit Agreement by and among Maxar Technologies Ltd., Royal Bank of Canada and the Lenders named therein, dated as of October 5, 2017.	6-K	001-38228	10.1	10/16/17

4.2	First Amending Agreement dated as of December 21, 2018 to the Restated Credit Agreement dated as of October 5, 2017.	10-K	001-38228	4.2	3/1/19

4.3	Second Amending Agreement dated as of December 21, 2018 to the Restated Credit Agreement dated as of October 5, 2017.	6-K	001-38228	99.2	12/21/18

4.4	Tax Benefit Preservation Plan, dated as of May 13, 2019, between Maxar Technologies Inc. and Computershare Trust Company, N.A.	8-K	001-38228	4.1	5/13/2019

10.1#	Modification P00064 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.					X

31.1	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

32.1†	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
Exhibit 104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

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

November 4, 2019	Maxar Technologies Inc.
By: /s/ Daniel L. Jablonsky Daniel L. Jablonsky Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

By: /s/ Biggs C. Porter Biggs C. Porter Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)
By: /s/ Carolyn K. Pittman Carolyn K. Pittman Senior Vice President and Chief Accounting Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)