Form 10-K
period 2019-12-31
Maxar Technologies Inc.
filed 2020-03-02
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-38228

Maxar Technologies Inc.

Delaware	83-2809420
(State or Incorporation)	(IRS Employer Identification Number)

1300 W. 120th Avenue, Westminster, Colorado	80234
(Address of principal executive offices)	(Zip Code)

303-684-7660
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock par value of $0.0001 per share	MAXR	New York Stock Exchange Toronto Stock Exchange
Preferred Stock Purchase Right	—	—

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ◻ No ⌧

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

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ⌧

At June 28, 2019, the aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant was approximately $466 million (based upon the closing sale price of the common stock on June 28, 2019 on The New York Stock Exchange).

As of January 31, 2020, there were 60,059,676 shares of the registrant’s common stock, at $0.0001 par value, outstanding, and zero shares of the registrant’s Series A Junior Participating Preferred Stock, at par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Maxar Technologies Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

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

ITEM 1.BUSINESS

We are a leading provider of solutions in Earth intelligence and space infrastructure. We help government and commercial customers monitor, understand and navigate the changing planet; deliver global broadband communications infrastructure; and explore and advance the use of space. Our approach combines decades of deep mission understanding and a proven commercial and defense foundation to deliver our services with speed, scale and cost effectiveness. Our stock trades on the New York Stock Exchange and Toronto Stock Exchange under the symbol “MAXR”.

On January 1, 2019, we completed a reorganization of our corporate structure pursuant to which we directly acquired all of the issued and outstanding shares of Maxar Technologies Ltd. (“Maxar Canada”), and we replaced Maxar Canada as the publicly-held parent company of the Maxar group (“U.S. Domestication”). Prior to U.S. Domestication, Maxar Canada reported to securities regulators in both Canada and the U.S., financial statements prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board. Upon completion of the U.S. Domestication, and including the report herein, we have prepared our financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The U.S. Domestication marked a major milestone in Maxar Canada’s long-term objectives to gain a stronger presence in the U.S. market (the “U.S. Access Plan”), enhance Maxar Canada’s ability to provide and support classified applications for U.S. government agencies, and fulfill a commitment made in connection with the acquisition of DigitalGlobe, Inc. (“DigitalGlobe”) on October 5, 2017 (“DigitalGlobe Transaction”).

The DigitalGlobe Transaction created a company that we believe is uniquely positioned to capture growth in the U.S. and global Earth observation and geospatial services markets given its ability to provide complete, end-to-end space systems, Earth imagery and geospatial solutions. The DigitalGlobe Transaction leveraged a full range of space-related capabilities, including communications and Earth observation satellites and robotics, integrated electro-optical imagery, and advanced data analytics. As a result of the combination, we are able to deliver cloud-based information services that allow commercial and government customers worldwide to better understand activity across the changing planet.

In the fourth quarter of 2019, we entered into a definitive agreement to sell MDA, our Canadian subsidiary, to a consortium of private investors led by Northern Private Capital, for C$1 billion subject to customary adjustments and regulatory approvals (“MDA Transaction”). We expect to use the net proceeds to repay debt and improve our capital structure to prioritize investments for growth in our core areas of Earth Intelligence and Space Infrastructure. The MDA Transaction includes all of MDA’s business, encompassing ground stations, radar satellite products, robotics, defense and satellite components, representing approximately 1,900 employees. As a result of this announcement, this business, whose results were previously the MDA segment (described below), was classified as discontinued operations in the Consolidated Financial Statements for all periods presented in this Annual Report on Form 10-K. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for further discussion on this transaction, as well as Note 17 - Segment Information and Note 4– Discontinued Operations in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information regarding the Company’s segments and discontinued operations. Except as otherwise noted, the description of our business and financial information reflects our continuing operations. See Note 4, “Discontinued Operations” in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion on key leadership changes.

The MDA Transaction further executed on our near-term priority of reducing debt. We also believe the transaction will place us in a better position to take advantage of substantial growth opportunities across Earth Intelligence and Space Infrastructure categories.

Segments

On January 13, 2019, Mr. Daniel Jablonsky was appointed as the President and Chief Executive Officer of Maxar. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for further discussion on key leadership changes.

In connection with Mr. Jablonsky’s appointment in January 2019 and President and Chief Executive Officer of Maxar, our Chief Operating Decision Maker (“CODM”) also changed. During 2019, Mr. Jablonsky rolled out a transformative plan to integrate, stabilize, and position Maxar for future growth. As part of this plan, we streamlined our operating structure to reflect a more efficient model and integrated our existing business units so that they are more aligned and collaborative. This resulted in a change in the evaluation of our business by our CODM, which was completed in the fourth quarter of 2019. The changes to our segments align our business units to our future growth strategy. The CODM reviews revenue and Adjusted EBITDA based on three reportable segments: Earth Intelligence, Space Infrastructure and MDA. In connection with the MDA Transaction discussed above, the MDA segment was classified as discontinued operations as of the year ended December 31, 2019. Comparative historical segmented information has been restated. Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for detailed disclosure of revenues and Adjusted EBITDA by segment.

We serve our customers and organize our businesses through the following three reportable segments:

•

Earth Intelligence—a global leader in high-resolution Earth imagery and radar data sourced from our own advanced satellite constellation and third-party providers to our government and commercial customers, as well as a provider of advanced geospatial information, applications, and analytic services to national security and commercial customers.

•	Space Infrastructure—a supplier of space-based and ground-based infrastructure, robotics, components and information solutions to government agencies, and satellite operators.
•	MDA—a supplier of advanced surveillance and intelligence solutions, defense and maritime systems, radar geospatial imagery, space robotics, satellite antennas, and communication subsystems.

The following is a description of our business segments. As part of the description, we include a discussion on some of the segment’s notable announcements and achievements in 2019.

Earth Intelligence

We are a global leader in high resolution space-based optical and radar imagery products and analytics. We launched the world’s first high resolution commercial imaging satellite in 1999 and currently operate a four-satellite imaging constellation, providing us with a 110 petabyte historical ImageLibrary of the highest-resolution, commercially available imagery. Our imagery solutions provide customers with timely, accurate and mission-critical information about our changing planet and support a wide variety of government and commercial applications, including mission planning, mapping and analysis, environmental monitoring, disaster management, crop management, oil and gas exploration and infrastructure management. Our principal customers in the Earth Intelligence segment are U.S. and other international government agencies (primarily defense and intelligence agencies), as well as a wide variety of commercial customers in multiple markets. We are a market leader in the commercial satellite Earth observation industry.

We also provide geospatial services that combine imagery, analytic expertise and innovative technology to deliver intelligence solutions to customers. Our cleared developers, analysts, and data scientists provide analytic solutions that accurately document change and enable geospatial modeling and analysis that help predict where events will occur. Our primary customer of geospatial services is the U.S. government, but we also support intelligence requirements for other U.S. allied governments, global development organizations and commercial customers. The Earth Intelligence segment includes the financial results of the legacy imagery and services segments, excluding the legacy Canadian radar imagery business which is part of the MDA segment.

Customers can purchase specific images from our imagery archives or place custom orders to task our satellites for a specific area of interest. We process our imagery to varying levels according to our customers’ specifications and deliver our products using the distribution method that best suits our customers’ needs. We offer a number of imagery products, including:

•

Orthorectified imagery—includes radiometric, geometric and topographic correction. Topographic correction accounts for terrain and projects images onto the Earth as they would be seen by the human eye.

•

Mosaic products—powered by our proprietary image processing techniques, our mosaic products deliver high-quality imagery through thousands of combined images that maximizes contrast, sharpness, and clarity. We also sell mosaic products that deliver regular updates of images of 6,000 major metropolitan areas.

•

Elevation products—elevation and terrain information is foundational to mapping and understanding the surface of our planet. We offer stereo imagery, which is when the satellite sensor acquires multiple images of the same location taken from different angles, allowing our customers to create three-dimensional visualization and digital elevation models.

•	Information products—new vector information products are derived from our imagery archive using machine learning without additional processing.
•	SecureWatch—a subscription offering that provides customers online access to an extensive imagery and geospatial intelligence platform and addresses a broad spectrum of uses.

We also provide certain customers the ability to directly task and receive imagery from our satellites within local and regional geographic boundaries of interest through our Direct Access Program (“DAP”). We sell these customers ground system infrastructure, enabling them to download and process imagery directly from our satellites and access to our satellite and maintenance services. The DAP is designed to meet the enhanced information and operational security needs of a select number of international defense and intelligence customers and certain commercial customers. Our Rapid Access Program offers customers access to our satellite constellation, while we own and manage the ground infrastructure.

We provide advanced geospatial information, applications, and analytic services to national security and commercial customers through our imagery and other sources of geospatial data such as low-resolution satellite imagery, weather and oceanographic data, elevation, and social media. We deploy these services through various platforms, including Amazon Web Services and NVIDIA. Our 65 active patents and SBIR Phase III data rights support the unique technology we provide to our customers.

As of December 31, 2019, we operated a constellation of four in-orbit and fully-commissioned satellites: GeoEye-1, WorldView-1, WorldView-2, and WorldView-3. Our annual collection capacity is approximately 1.4 billion square kilometers, and we have collected approximately 110 petabytes of imagery over our history (referred to as our “ImageLibrary”), which is available for use.

The following table summarizes the primary characteristics of the in-orbit and fully-commissioned satellites in our constellation as of December 31, 2019:

Satellite	Launch Date	Expected End of Depreciable Life	Best Ground Resolution	Orbital Altitude (kilometers)
WorldView-3	August 2014	Q1 2026	31-centimeters black and white, or color 1.24-meter multi-spectral	617
WorldView-2	October 2009	Q4 2022	46-centimeters black and white, or color 1.84-meter multi-spectral	770
WorldView-1	September 2007	Q4 2021	50-centimeters black and white	496
GeoEye-1	September 2008	Q3 2021	41-centimeters black and white, or color 1.64-meter multi-spectral	681

Our satellites have advanced technical capabilities, such as size of collection area, collection speed, revisit time, resolution, accuracy and spectral diversity.

In December 2018, our WorldView-4 satellite experienced a failure in its control moment gyros, preventing the satellite from collecting imagery. We received insurance proceeds of $183 million related to our loss of WorldView-4 during the second quarter of 2019. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Annual Report on Form 10-K for additional discussion of the WorldView-4 loss.

We procure insurance to protect us from the risks associated with our satellite operations, including the partial or total impairment of the functional capacity of the satellite. We insure satellites in our constellation to the extent that insurance is available at acceptable premiums. As of December 31, 2019, we maintained the following insurance coverage on our in-orbit and fully-commissioned satellite constellation:

Satellite	Policy Period	Coverage (in millions)
WorldView-3	10/2019-10/2020	$255
WorldView-2	10/2019-10/2020	220
WorldView-1	10/2019-10/2020	220
GeoEye-1	10/2019-10/2020	38

During 2019, the Earth Intelligence segment announced an agreement with Vulcan for the use of our SecureWatch subscription products to develop solutions to Vulcan’s impact projects addressing illegal fishing. During the second quarter, we signed a one-year study contract with the U.S. National Reconnaissance Office (“NRO”) that will enable the United States government to gain a greater understanding of Maxar’s current and future commercial imagery capabilities. We were also awarded HERE Technologies’ 2019 Americas Region Most Innovative Supplier Award. In the third quarter, we were awarded a four-year contract with the U.S. National Geospatial-Intelligence Agency (“NGA”)

for our Global Enhanced Geospatial Delivery service, which allows us to continue providing more than a quarter million U.S. government users with access to this program. Lastly, in the fourth quarter, we were selected by the U.S. Air Force to develop Red Wing, an automated cloud-based geospatial intelligence analysis architecture for the Air Force Research Laboratory.

Our major existing and potential competitors for our Earth Intelligence business include commercial satellite imagery companies, state-owned imagery providers, aerial imagery companies, free sources of imagery, unmanned aerial vehicles, and companies that provide geospatial analytic information and services to the U.S. government, including defense prime contractors.

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

Space Infrastructure

We are a leading provider of Space Infrastructure. We design, build, integrate and test solutions for space-based communications satellites, on-orbit servicing, robotic assembly, and space exploration. We address a broad spectrum of needs for our customers, including mission systems engineering, product design, spacecraft manufacturing, assembly integration and testing. We provide advanced, reliable, and affordable spacecraft that enable our commercial customers to deliver valuable global services, and we are successfully partnering with the U.S. government in new space opportunities. The Space Infrastructure segment includes the financial results of our legacy Space Solutions business (previously referred to as Space Systems/Loral LLC or SSL) which was included within our legacy Space Systems segment.

We have built and launched more than 280 spacecraft with a combined approximate 2,600 years of on-orbit service. We have more than 30 years of experience in space robotics, having developed all five robotic arms on the Mars landers and rovers.

Our products include:

•	Communications and imaging satellites and payloads;
•	Space platforms for power, propulsion, and communication;
•	Satellite ground systems and support services;
•	Space-based and airborne remote sensory solutions;
•	Space robotics; and
•	Defense systems.

We have 92 satellites currently on orbit with 99.9998% availability.

The Space Infrastructure manufacturing capability of satellite vehicles (commonly referred to as a “satellite bus” or a “bus”) consists of the heritage 1300 bus (which spans a broad capability ranging from 1300 to over 6500 kg) and the smaller Legion-class bus 9which spans a range from 500 to 1300 kg). Our Legion-class bus involves a new modular architecture with mission-specific subsystems selectable from our wide range of heritage and newly developed products.

The 1300 bus has three decades of on-orbit heritage and is highly versatile, serving a wide range of missions, orbits and customers. The 1300 bus is the world’s most popular Geosynchronous Equatorial Orbit (“GEO”) satellite, designed to accommodate evolutionary technology advances. It was one of the first spacecraft platforms to provide solar electric propulsion, or SEP, and has been used to demonstrate next-generation technologies including Q/V-band, photonics and a payload orbital delivery system, or PODS, that brings small free-flying spacecraft to GEO. The largest application class for which the 1300 bus has historically been utilized is commercial geostationary communication satellites and recently as a host for NASA payloads, such as TEMPO (defined below). Our 1300 bus is in use today for a broad range of television distribution services from smaller regional television satellites to the high-capacity, high-power satellites used by direct-to-home television distributors. A more recently emerging and growing application for commercial geostationary communication satellites is the delivery of data-centric applications (such as consumer broadband, in-flight communication, maritime and 4G/5G cellular backhaul) via high-capacity spot beam satellites commonly referred to as “high throughput satellites” (or “HTS”). Space Infrastructure introduced the first HTS satellite in 2005, which used the 1300 bus.

To address the rising demand for smaller satellites and multiple-satellite low Earth orbit (“LEO”) and medium Earth orbit (“MEO”) constellations used for imaging, sensing and communication applications, we are developing our Legion-class bus, which will first be used for the next-generation WorldView Legion (“WV-Legion”) constellation for our Earth Intelligence business. We believe the Legion bus will be effective for government and commercial applications that require a multiple-satellite constellation of identical satellites produced in a cost-efficient manner.

Other satellite manufacturers have developed or are developing digital payloads which increase flexibility for geostationary satellites in circumstances where demand is not predictable. In circumstances when our customers have expressed interest in this technology, we have teamed with providers of this technology to enhance our offering. Space Infrastructure also builds advanced robotic and servicing systems for military and infrastructure applications. Our robotics technologies have been used on the Mars landers and rovers. We work with NASA on projects such as Restore-L, a robotic spacecraft equipped with the technologies, tools, and techniques needed to extend satellites’ lifespans, which include refueling and relocating an existing U.S. government satellite. As noted above, our robotic technologies also include developing all five robotic arms on the surface of Mars. Additionally, we are currently developing in-orbit assembly robotic technologies via the Space Infrastructure Dexterous Robot (“SPIDER”) (formerly Dragonfly) program with NASA. To achieve further cost-effective scalability across a spectrum of mission applications, we are further developing our Legion-class modular architecture. We believe this architecture provides cost-effective customization using standard subsystems.

During 2019, the Space Infrastructure segment was selected by NASA for the Power Propulsion Element of the Lunar Gateway program, utilizing the 1300-class bus. In January 2020, we announced that we were selected by NASA to build and fly SPIDER. We also announced plans to work with the West Virginia Robotic Technology Center in its proposal to perform independent verification of operations and deploy SPIDER, an autonomous robotic in-space assembly system. We will fly the first SPIDER system on NASA’s Restore-L spacecraft which will demonstrate technologies for refueling a satellite in LEO and assembling a large Ka/V band antenna. We are currently building the spacecraft bus for Restore-L, which is based on the 1300-class platform, as well as the two robotic arms that perform the refueling part of the mission. Additionally, we began production on a Legion class geostationary communications satellite with a digital processor for Ovzon, a company that provides mobile broadband connectivity in underserved regions. We were also selected by NASA to integrate and fly their Tropospheric Emissions Monitoring of Pollution (“TEMPO”) instrument on a commercial GEO satellite. In the fourth quarter, we delivered the robotic Sample Handling Assembly for NASA’s Mars 2020 rover. Lastly, we successfully launched PSN VI with two co-passenger payloads, EUTELSAT 7 and Intelsat 39 during the year.

Our principal customers in the Space Infrastructure segment are commercial satellite operators and government agencies worldwide.

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

MDA

We are a leading provider of Space Infrastructure in Canada. We develop and deliver advanced surveillance and intelligence solutions, defense and maritime systems, radar geospatial imagery, space robotics, satellite antennas, and communication subsystems. The MDA segment includes the financial results of the MDA and legacy radar imagery business. As discussed above, in connection with the MDA Transaction, the financial results from this segment were classified as discontinued operations for all periods presented in this Annual Report on Form 10-K.

We have a long history in space robotics, having developed the Canadarms for NASA’s Space Shuttle program, and Canadarm2, which is currently in service on the International Space Station.

Our products include:

•	Communications and imaging satellite payloads;
•	Satellite ground systems and support services;
•	Space-based and airborne remote sensory solutions;
•	Space robotics;
•	Radar satellite solutions based on three generations of proven radar satellite systems for Canada;
•	Market-leading satellite merchant antenna design and manufacturing; and
•	Defense systems.

MDA has long been the leader in the Canadian space business. Our MDA business develops and delivers advanced surveillance and intelligence solutions, defense and maritime systems, radar geospatial imagery, space robotics, satellite antennas, and communication subsystems.

As the operator for the RADARSAT-2 satellite, we are one of the largest radar information providers worldwide. We also provide geospatial information and monitoring services derived from radar imagery and other sources to customers in defense, weather, transportation, energy and mining sectors.

During 2019, the MDA segment signed a contract with Lockheed Martin for the Canadian Surface Combatant program to provide the electronic warfare suite. During the second quarter, we successfully launched the RADARSAT constellation mission (“RCM”) satellites. During the third quarter, we were awarded two contracts from the Canadian Space Agency for work on Phase A of the robotic interfaces for Canadarm3 on the NASA-led Gateway. Additionally, we were selected to design and manufacture advanced space-based L-band navigation antennas as part of a hosted payload on the MEASAT-3d satellite, which is currently being built by Airbus. These navigation antennas will be integrated on a hosted payload for South Korean KTSAT that will support the Korea Augmentation Satellite System (“KASS”).

Our principal customers in the MDA segment are the Canadian government and other government and commercial customers worldwide. The competitors in the MDA segment are similar to those in our Earth Intelligence and Space Infrastructure segments.

Industry Overview

Large and Growing Addressable Market

We believe that there is potential for growth among three key components of our addressable market: the U.S. government, other governments, and commercial customers. For both the U.S. and other governments, drivers of growth include persistent global security threats, resilient defense budgets, continued demand for high-quality imagery and value-added services and a focus on space as an investment. We believe that the U.S. government is interested in expanding the use of commercial alternatives to owned assets and that other governments present an opportunity for growth. We seek to align our products and services with the U.S. Department of Defense (“DoD”)’s National Defense Strategy needs, as well as growing international defense and intelligence demand. For civil customers, in particular NASA, growth is being driven by rising budgets to support space exploration programs such as Artemis and Earth science projects. For commercial customers, drivers of growth include strong demand for imagery due to new uses cases enabled by artificial intelligence and machine learning, space-based remote sensing, GEO replacement demand, and LEO communications programs.

Diverse Solutions for Diverse End-Markets

While traditionally spending in space has been dominated by military defense programs and the communications industry, the proliferation of technology and cheaper access to space has led to a diversification in end-market users. Machine learning, artificial intelligence (“AI”) and “big data” have given rise to multiple use cases across industries, such as oil & gas, agriculture, transportation, insurance, finance and non-governmental organizations. Concurrently, geopolitical competition in space as a contested domain is leading to further investment by global militaries. We have evolved with this changing environment to serve a multitude of customers.

Markets in Which We Operate

Our Earth Intelligence, Space Infrastructure, and MDA Segments operate in both the Earth Observation and Satellite Manufacturing markets.

Earth Observation Market

The Earth Observation, or EO, market includes the collection and processing of optical and non-optical imagery data of the Earth from space. Specifically, the market is segmented into Data, Value-Added Services (“VAS”), Information Products and Big Data Analytics. The Data segment consists of raw imagery transmitted from the satellite to the ground station and products, such as stereo imaging and basic corrections (radiometric and geometric). VAS includes processing applications that transform raw data into information. Information Products integrates other datasets into the imagery through layering or data fusion (such as traffic information and street names). Finally, Big Data Analytics includes several of the attributes of Information Products and extracts statistical information not apparent in the base data by analyzing a given area over a period while monitoring changes in environments.

The EO market serves customers in a variety of sectors, including defense & intelligence, energy & natural resources, industrials, managed living resources (such as agriculture and forestry), public authorities, services (such as finance, insurance, news and media), and weather. Providers generally compete on resolution, revisit frequency, delivery (cloud versus traditional) and pricing.

Northern Sky Research forecasts the EO market is entering a period of strong growth, largely driven by increased demand for Information Products and Big Data Analytics with continued strength in the North American market and government & military end-markets. Northern Sky Research projects that the EO market will grow from $3.3 billion in total revenue in 2018 to $7.2 billion in total revenue in 2028, an expected 8% compound annual growth rate (“CAGR”).

Additionally, with the advancement of AI solutions to power EO data analysis, Euroconsult believes there is potential for the VAS portion of the EO market to grow to $12.1 billion by 2026. It is increasingly likely that value in the EO market will be driven by AI-enabled data analytics.

Satellite Manufacturing Market

The satellite industry has undergone a significant change with the proliferation of LEO satellites. LEO satellites are cheaper to launch, have higher revisit rates and have less latency in their communications, but are also unable to carry heavier and more capable sensor suites. Also, as space becomes increasingly contested, a shift is expected towards LEO constellations to enhance survivability of the constellation network. On the other hand, GEO satellites cover more area from a higher vantage point and carry more advanced sensor or communication suites. Due to their greater distance from earth, however, there is increased latency. MEO satellites attempt to blend the benefits of both LEO and GEO satellites. In addition to altitude class, satellites are classified by functions, such as communications or earth observation.

According to Euroconsult, satellite manufacturing for vehicles over 50kg is expected to experience a three-fold increase in the number of satellites over the period of 2017 - 2026 compared to the previous decade. This represents a market of $304.0 billion for manufacturing and launch services. While most launches will be LEO, Euroconsult anticipates 350

GEO satellites, including 140 commercial satellites, will be manufactured and launched over the same period. This represents a market of $103.0 billion for manufacturing and launch services over the period of 2018-2027.

LEO proliferation is expected to greatly increase access to space, thus enabling new commercial customers across diversified industries including oil & gas, insurance, agriculture, and asset management firms, as well as nonprofit organizations, to benefit from satellite imagery.

Government Investment in Space Programs

With more than half of our revenues coming from U.S. government customers, we expect that our Space Infrastructure and Earth Intelligence segments will benefit from growing defense and Space Infrastructure budgets. The proliferation of space-based intelligence, surveillance and reconnaissance and communications is expected to drive increased government investments in the sector through the mid-2020’s.

Global

Euroconsult projects that world governments are in the early stages of a 10-year growth cycle for space programs, with spending increasing from $70.9 billion in 2018 to $84.6 billion in 2025, or an expected 3% CAGR.

United States

In the United States, there is a concerted effort by the government to accelerate space investment. According to the Congressional Research Service, the President’s Fiscal Year 2020 budget request of $14.1 billion for the National Security Space (“NSS”) budget represents a 14% increase in funding over the Fiscal Year 2019 enacted figure of $12.3 billion. The NSS, the newest of 12 Major Force Programs in the DoD, was created in 2016. Additionally, the DoD has been undergoing a space enterprise reorganization. On December 20, 2019, with the enactment of the Fiscal Year 2020 National Defense Authorization Act, the U.S. Space Force (“USSF”) was established. The mission of the USSF is to organize, train, and equip space forces in order to protect the U.S. and allied interests in space and to provide space capabilities to the joint force.

The NSS budget generally excludes funding for the NRO and NGA. Specific funding levels for these organizations, which are long-term historical customers, are generally classified. However, per the Senate Select Committee on Intelligence, the aggregate funding requests for the National Intelligence Program (“NIP”) were $57.7 billion in 2017, $59.9 billion in 2018 and $62.8 billion in 2019. The NRO and NGA are included in the NIP.

Furthermore, the President’s Fiscal Year 2020 NASA budget further highlights an effort by the government to invest in space exploration and development. The budget provides $21 billion, including $10.7 billion to continue building the key components of the Exploration campaign that will send astronauts to the Moon and beyond, including the Lunar Gateway.

Growth Strategy

Our vision is to hold market leading positions in each of the markets we serve. We aim to achieve this by applying innovative technologies and capabilities that provide value to our customers across their entire value chain, including components, subsystems, systems, data and services. Specific elements of our strategy across our two segments include:

Earth Intelligence

Driving revenue growth through improvements in our products—we seek to improve our Earth intelligence products with WV-Legion by productizing technologies and derivative content developed in support of individual customer contracts, such as using more artificial intelligence and machine learning to extract features, detect objects, and detect change in our satellite imagery and complementary content. WV-Legion will be a fleet of six high performing satellites for which our Space Infrastructure segment is acting as prime contractor. With a planned launch in 2021, we expect that WV-Legion, in addition to our current constellation, will revisit rapidly changing areas more than 15 times per day, an increase from four times per day currently, which more than triples both our capacity to collect 30 cm imagery and our overall capacity in high-demand areas. The revisit rate and increase in capacity enables a clearer understanding of on-ground conditions, allowing for more real-time, actionable analysis to deliver insights on rapidly changing environments and populations, while providing for more frequent monitoring for defense and intelligence applications, enhanced emergency responsiveness and maritime surveillance, among other applications. WV-Legion is planned to be compatible with our global infrastructure and access programs. We believe we provide imagery with five times the information content (tied to resolution) of our nearest competitor and over ten times the information content and better than two times the accuracy of the nearest smallsat competitor. We believe we will be able to provide even greater quality imagery and with higher revisit rates upon deployment of our WV-Legion constellation. We have developed technology used to enhance the quality and usability of imagery (e.g. eliminate atmospheric distortions, increase positional accuracy, improved interpretability, etc.), create information derivatives (e.g. road vectors, material types, land classification, etc.), fuse multiple types of content (internet of things, optical imagery, synthetic aperture radar imagery, vectors, social media, etc.), detect change, determine meaningful correlations between events and information in content analyzed, determine and model patterns of life, and other geospatial processing technologies.  We believe that creating standard products using this technology will grow our product-based revenue with customers in the technology, defense and intelligence, civil government, and global development organization sectors.

Expanding our relationship with the U.S. government—the U.S. government is the largest customer of our Earth Intelligence segment through the EnhancedView Follow-On (the “EnhancedView Contract”) and Global-EGD programs, and various classified and unclassified contract vehicles. Demand for geospatial intelligence and services continues to grow given the geopolitical environment and the confluence of high-performance computing and machine learning algorithms that allow for insight to be extracted from ever greater levels of data being produced by EO sensors and national and commercial satellite assets. The U.S. government has expressed interest in increasingly relying on commercial partners to provide geospatial data given cost affordability and advances in technology that provide high quality imagery. We seek to grow our business with the U.S. government by leveraging the investments we have made across our capability set, including in machine learning and AI, and our strong record of historic performance.

Growing our installed base and penetration of international defense and intelligence customers—we currently provide service to U.S.-allied nations through our SecureWatch, Rapid Access, and Direct Access products. These customers use our imagery in their civil and intelligence related missions. Our imagery and services are either complimentary to national assets owned by these countries, or in some cases defer the need for a country to own and operate national assets. We believe there are many prospective customers that have both the mission need and budget for our services which we seek to add to our installed base. We also seek to further penetrate existing customers through the provision of additional data and services. Lastly, we believe there are opportunities to provide our services to U.S.-allied nations who might seek a compliment to national capabilities in geospatial analytics. Our strategy focuses on those countries that currently have deep and long-standing relationships with our Earth Intelligence segment and other close U.S. allies.

Growing with and expanding our installed base among commercial customers—we have over 400 commercial customers that use our data in their products and applications across a variety of industries including technology, telecom, transportation, mining, and oil and gas. The confluence of high-performance computing and machine learning algorithms are allowing for insights to be extracted from ever greater levels of data, which in turn is driving innovation across our customer base. We expect this trend to continue, and we seek to grow with our existing customers as well as to grow our installed base by leveraging our market leading imagery capabilities. Furthermore, we believe our capabilities in machine learning, AI, and products that allow greater insights to be more easily extracted from large amounts of geospatial data will position us to sell additional solutions to our commercial customers.

Providing products based on machine learning and artificial intelligence—we are developing our capabilities in machine learning and AI to extract greater insight from the geospatial data available to us and our customers. We are also working on the productization of our capability set across geospatial analytics and services to facilitate the penetration of international government and commercial markets.

Delivering 3D products to global defense, intelligence and commercial customers – through Vricon, Inc., our joint venture with Saab AB, we are expanding the market demand for global scale 3D products. 3D products allow decision makers to understand their operational environment in 3D – developing new insights that enable them to make better, faster decisions. We see a growing opportunity to sell 3D data and software products to the military and intelligence community to support virtual training environments and provide better information to the warfighter. U.S. Defense and Intelligence is seeking solutions to support intelligence fusion, maneuver, and other mission requirements. We also see tremendous opportunity with our commercial customers as they look for more accurate geodata to improve their products. The current investment in 5G networks and Internet of Things provides a unique opportunity to deliver network operators a better data solution to improve their future networks. Additional use cases continue to grow as 3D products and precision data sets become better understood.

Space Infrastructure

Driving revenue through improvement in our products—we are developing differentiated capabilities that are designed for future space exploration, including propulsion, power, and robotics. We believe these elements will be critical to helping our customers operate in an increasingly contested space environment and in achieving successful space exploration missions. We are also developing our satellite architectures and manufacturing capabilities to assure that we can successfully fulfill both government and commercial customer requirements on future programs. We are also developing relationships across the supply chain to assure that we can seamlessly provide a broad-breadth of mission sets to our customers.

Growing our U.S. and international civil exposure—we have a long history with civil space programs dating back to the Apollo missions. Current NASA programs include the Power Propulsion Element for the Lunar Gateway, Restore-L, Psyche TEMPO and SPIDER. We have also provided every robotic arm on NASA’s Mars rovers. We seek to leverage our investments and expertise in propulsion, power, and robotics, as well as our strong legacy of performance, when pursuing further civil work in the U.S. and abroad.

Deepening our penetration of U.S. national programs—to date, we have won several classified and unclassified study contracts with U.S. defense and intelligence customers. We seek to further penetrate these markets by utilizing our flexible satellite architectures, design and engineering capabilities, and commercial business practices—all of which we believe can create compelling value propositions.

Providing flexible platforms to our commercial customers—we currently provide components, sub-systems, and system architectures to our customers for communications and EO satellites in LEO, MEO and GEO orbits. In communications, we offer flexible platforms across various architecture platforms and mission payloads from standard analog to high through-put. In EO, we also offer flexible solutions across various architecture platforms and mission payloads, including electro-optic. Our goal is to be positioned well to compete for future single satellite or full constellation build orders from our customers, across a wide range of the architectures, payloads, or Earth orbit chosen to fulfill mission requirements.

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

U.S. Government Contracts

All of our reportable segments have contracts with various governmental entities, which are concentrated in a small number of primary contracts. The U.S. government may terminate or suspend our contracts, including the EnhancedView Contract with the U.S. government in our Earth Intelligence segment, at any time with or without cause. Additionally, any changes in the size, scope or term of the EnhancedView Contract could impact our satellite replenishment strategy and our ability to repay or refinance our long-term debt. Although our U.S. government contracts generally involve fixed annual minimum commitments, such commitments, along with all other contracts with the U.S. government, are subject to annual Congressional appropriations and the federal budget process, and as a result, the U.S. government may not continue to fund these contracts at current or anticipated levels.

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

Foreign and Domestic Operations

In the year ended December 31, 2019, approximately 25% of our revenue was derived from non-U.S. sales, and we intend to continue to pursue international contracts. International operations are subject to certain risks, such as: changes in domestic and foreign governmental regulations and licensing requirements; deterioration of relations between the U.S. and a particular foreign country; increases in tariffs and taxes and other trade barriers; foreign currency fluctuations; changes in political and economic stability; effects of austerity programs or similar significant budget reduction programs; potential preferences by prospective customers to purchase from local (non-U.S.) sources; and difficulties in obtaining or enforcing judgments in foreign jurisdictions.

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

Research and Development

We have a history of investing in development of technological advancements in our field of aerospace. We have both internally and externally funded research and development projects. Our current and future business is dependent on developing new enhancements and technology that go into our existing and future products and services. Our annual research and development expenses from continuing operations were $10 million, $88 million, and $62 million for the year ended December 31, 2019, 2018 and 2017, respectively. We intend to continue our focus on research and development and product and service enhancements as a key strategy for innovation and growth. One of our current areas of focus is our development of the WV-Legion program, a capital project, and other new offerings within our Earth Intelligence segment, including 3D technology through our Vricon joint venture. Our efforts will continue to be directed into fields that we believe offer the greatest opportunities for long-term growth and profitability.

Backlog

A summary of our backlog is set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Backlog” of this Annual Report on Form 10-K.

Business Seasonality

We have not historically experienced seasonality in our operations.

Financial and Other Business Information

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for financial information, including revenues and earnings from operations, for each of our reportable segments.

Employees

As of December 31, 2019, we had approximately 5,800 employees operating in the United States, Canada, and internationally. Upon the closing of the MDA Transaction we will have approximately 3,900 employees.

Available Information

Our website can be accessed at http://www.maxar.com. The website contains information about us and our operations. Through a link on the Investor Relations section of our website, copies of our filings with the U.S. Securities and Exchange Commission (“SEC”), including any Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports and statements can be viewed and downloaded free of charge as soon as reasonably practicable after the reports have been filed or furnished with the SEC. The information on our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K. Additionally, our reports, proxy and information statements, and other information filed with the SEC are available on the SEC’s website at http://www.sec.gov or at the SEC Public Reference Room in Washington, D.C. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our reports, proxy and information statements, and other information filed can also be found under our SEDAR profile at www.sedar.com.

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

Risks Related to Our Business

The future revenue and operating results of the Space Infrastructure segment are dependent on our ability to generate a sustainable order rate for the satellite and space manufacturing operations and develop new technologies to meet the needs of our customers or potential new customers.

The Space Infrastructure segment’s financial performance is dependent on its ability to generate a sustainable order rate for its satellite and space manufacturing operations. This can be challenging and may fluctuate on an annual basis as the number of satellite construction contracts awarded varies and in 2018 there was a substantial step down in the total number and dollar value of geostationary communication satellite contracts awarded compared to such historical averages prior to 2015. Many satellite operators in the communications industry have continued to defer new satellite construction awards to evaluate geostationary and other competing satellite system architectures and other market factors. If we are unable to win new awards or execute existing contracts as expected, our business, results of operations and financial position could be further adversely affected.

The cyclical nature of the commercial satellite market could negatively impact our ability to accurately forecast customer demand. The markets that we serve may not grow in the future and we may not be able to maintain adequate gross margins or profits in these markets. Specifically, sales of the 1300 bus have historically been important to our results and there is no assurance that this market will continue to grow or demand levels will increase, nor is there assurance that the market for the Legion-class bus will offset any decreases in the market for the 1300 bus or provide future growth. Our growth is dependent on the growth in the sales of services provided by our customers, our customers’ ability to anticipate market trends, and our ability to anticipate changes in the businesses of our customers and to successfully identify and enter new markets. If we fail to anticipate such changes in demand, our business, results of operations and financial position could be adversely affected.

As part of our U.S. Domestication we believe that we will continue to be capitalize on projected benefits within the Space Infrastructure segment. These benefits include anticipated growth within our U.S. government customer base as well as diversifying into national and civil missions. The failure to do so may have a material adverse effect on our business, results of operations and financial condition.

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

We may be unable to successfully complete the sale of MDA.

On December 29, 2019, we entered into a Stock Purchase Agreement (“MDA Agreement”) with Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd (“MDA Purchaser”) that provides for, among other things, the MDA Purchaser to purchase the MDA business, our Canadian subsidiary, from us for an aggregate purchase price of approximately C$1.0 billion. As the purchase price is in CAD this exposes us to foreign currency fluctuation risk. In connection with the MDA Agreement, on February 11, 2020, we entered into deal-contingent foreign currency hedge arrangements, with no cash cost, to hedge 50% of the Canadian dollar denominated sales price at a spot rate of $1.338362 to C$1.00, if the closing date occurs on or before June 29, 2020.

The closing of the MDA Transaction is also conditioned on customary closing conditions and on specified regulatory approvals, including review by the Committee on Foreign Investment in the United States, Hart-Scott-Rodino review by the U.S. Department of Justice and the U.S. Federal Trade Commission, and Canadian government reviews under the Radiocommunication Act and the Competition Act. The closing of the MDA Transaction is not subject to a financing condition.

The MDA Agreement contains specified termination rights for each of Maxar and the MDA Purchaser, including, among others, if the consummation of the MDA Transaction has not occurred by June 29, 2020, subject to extension to September 29, 2020 for the purpose of obtaining regulatory approvals in the U.S. and Canada and appealing any injunctions preventing the consummation of the Transaction. Additionally, Maxar may terminate the MDA Agreement if all of the conditions to closing of the MDA Transaction (other than those conditions that by their terms are to be satisfied at closing) have been satisfied or waived, Maxar has confirmed in writing to the MDA Purchaser that Sellers stand ready, willing and able to consummate the MDA Transaction and the MDA Purchaser fails to consummate the Transaction within two business days of receipt of such notice from Maxar. If we are unable to complete the MDA Transaction, there is no guarantee we will find a suitable buyer.

The sale may also result in disruption to other parts of our business, including through the diversion of resources and management attention from our ongoing business and other strategic matters, or through the disruption of relationships with our employees and key vendors. Further, in connection with the disposition, we plan to enter into a Transition Services Agreement pursuant to which the MDA Purchaser will receive certain services (the “Services”). The Services will be provided at a cost for a period of up to 12 months from the closing date of the MDA Transaction, with an option to extend for six months for certain services. As a result of the MDA Transaction, we will also undertake certain indemnities and other obligations that may result in additional expenses for us.

A delay or failure to sell MDA to the MDA Purchaser or any other potential buyer could have a material adverse effect on our business, financial position or results of operations.

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

In the Earth Intelligence segment, we rely on data collected from a number of sources including data obtained from satellites. We may become unable or limited in our ability to collect such data. For example, satellites can temporarily go out of service and be recovered, or cease to function for reasons beyond our control, including the quality of design and construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits and space environments in which the satellites are placed and operated. Electrostatic storms or collisions with other objects could also damage the satellites. Additionally, in certain instances, governments may discontinue for periods of time the access to or operation of a satellite for any particular area on the Earth and for various reasons may not permit transmission of certain data, whether from a satellite owned by the government or not.

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

We are vulnerable to natural disasters and significant disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics or pandemics, acts of terrorism, power shortages and blackouts, and telecommunications failures. In the event of such a natural disaster or other disruption, we could experience:

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

Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.

Our operations, products, solutions, analysis, and intellectual property are inherently at risk of disruption, loss, inappropriate access, or tampering by both insider threats and external bad actors. In particular, our operations face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information, intellectual property, mission operations, and networks. Our systems (internal, customer, and partner systems) and assets may also be subject to damage or interruption from natural and other disaster events like, earthquakes, adverse weather conditions, terrorist attacks, power loss, and telecommunications failures. In addition, insider threats, threats to the safety of our directors, and employees, threats to the security of our facilities, infrastructure and supply chain and threats from terrorist acts or other acts of aggression could have a material adverse impact on our business.

Our products, solutions, and analysis that we develop and or delivery to our customers are also at risk of disruption, loss, or tampering. The integrity of the data (e.g., pixels), information and analysis in our products and services is at risk to be manipulated either before or after delivery to a customer.

Our customers and partners (including our supply chain and joint ventures) face similar threats. Customer or partner proprietary, classified, or sensitive information stored on our networks is at risk. Assets and intellectual property and products in customer or partner environments are also inherently at risk. We also have risk where we have access to customer and partner networks and face risks of breach, disruption or loss as well. Our supply chain for products and services also is becoming more diverse and therefore the risk is growing.

While we have implemented certain systems and processes to help thwart bad actors and protect our data and our systems and assets, the techniques used to gain unauthorized access are constantly evolving, and we may be unable to anticipate or prevent all unauthorized access, disruption, loss, or harm. Because of our highly desired intellectual property and our support of the U.S. government and other governments, we (and/or partners we use) may be a particularly attractive target for such attacks by hostile foreign governments. From time to time, we have experienced attacks on our systems from bad actors that, to date, have not had a material adverse effect on our business. We cannot offer assurances, however, that future attacks will not materially adversely affect our business.

A security event or other significant disruption of our systems, assets, products or solutions could:

●	disrupt the proper functioning of our networks, applications, and systems and therefore our operations and/or those of certain of our customers, or partners;
●	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, our or our customers’ proprietary, confidential, sensitive or otherwise valuable information, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
●	destroy or degrade assets including space, ground, and intellectual property assets;
●	manipulate or tamper with our products, solutions, analysis, or other systems delivered to our customers or partners;
●	compromise other sensitive government functions; and
●	damage our reputation with our customers (particularly agencies of various governments) and the public generally.

A security event that involves classified or other sensitive government information or certain controlled technical information, could subject us to civil or criminal penalties and could result in loss of our secure facility clearance and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based products and services we offer as well as increase the number of countries within which we do business.

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

For instance, we are currently defending against a claim in arbitration that we improperly terminated a contract with a Ukrainian customer in response to the force majeure event caused by the annexation of Crimea, and seeking recovery from us in the amount of approximately $227 million. This matter was heard by the arbitration panel in December 2019, and we are awaiting a decision. In addition, in January 2019, a Maxar stockholder filed a putative class action lawsuit in the Federal District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were false or misleading in violation of the Securities and Exchange Act of 1934 and seeking monetary damages. An amended consolidated complaint was filed in that case in October 2019. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages under Canadian securities laws. In November 2019, a second putative class action lawsuit was issued by the same Maxar stockholder resident in Canada, adding a second representative plaintiff and three additional defendants, including the Company’s auditor KPMG LLP. The second claim expands the proposed class period and the breadth of the allegations against the Company. In February 2020, the January 2019 claim was discontinued. In October 2019, a Maxar stockholder filed a putative class action lawsuit in California state court, naming Maxar and certain members of management and the board of directors as defendants. The lawsuit is based upon many of the same underlying factual allegations as the federal putative class action, but asserts claims under the Securities Act of 1933. In November 2019, a purported derivative complaint was filed against the board of directors in the District of Delaware, also based on the same factual allegations as the federal putative class action.

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

Changes in U.S. government policy regarding use of commercial data or Space Infrastructure providers, or material delay or cancellation of certain U.S. government programs, may have a material adverse effect on our revenue and our ability to achieve our growth objectives.

Current U.S. government policy encourages the U.S. government’s use of commercial data and Space Infrastructure providers to support U.S. national security objectives. Under the EnhancedView Contract, our contractual counterparty acquires imagery and imagery-derived products on behalf of our customers within the U.S. government. We are considered by the U.S. government to be a commercial data provider. U.S. government policy is subject to change and any change in policy away from supporting the use of commercial data and Space Infrastructure providers to meet U.S. government imagery and Space Infrastructure needs, or any material delay or cancellation of planned U.S. government programs, including the EnhancedView Contract, could materially adversely affect our revenue and our ability to achieve our growth objectives.

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

The price and availability of insurance fluctuate significantly. Although we have historically been able to obtain insurance coverage for in-orbit satellites, we cannot guarantee that we will be able to do so in the future. We intend to maintain insurance for our operating satellites, but any determination we make as to whether to obtain insurance coverage will depend on a variety of factors, including the availability of insurance in the market, the cost of available insurance and the redundancy of our operating satellites. Insurance market conditions or factors outside our control at the time we are in the market for the required insurance, such as failure of a satellite using similar components, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. The cost of our insurance has been increasing and may continue to increase. Higher premiums on insurance policies will reduce our operating income by the amount of such increased premiums. If the terms of in-orbit insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all.

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

Many raw materials, major components and product equipment items, particularly in our Space Infrastructure segment, are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships and could have a material adverse effect on our operating results, financial condition, or cash flows.

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

We are dependent on resellers of our products and services for a portion of our revenue. If these resellers fail to market or sell our products and services successfully, our business could be harmed.

The Earth Intelligence segment has historically generated a portion of its revenue from foreign and domestic resellers. In the Earth Intelligence segment, we rely on foreign resellers and partners to market and sell the majority of our products and services in the international market. Our foreign resellers and partners may not have the skill or experience to develop regional commercial markets for our products and services, or may have competing interests that negatively affect their sales of our products and services. If we fail to enter into reseller agreements on a timely basis or if our resellers and partners fail to market and sell our products and services successfully, these failures could negatively impact our business, financial condition and results of operations.

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

Our success is largely dependent on the abilities and experience of our executive officers and other key personnel to oversee all aspects of our operations and to deliver on our corporate strategies. Competition for highly skilled management, technical, research and development and other personnel is intense in our industry. In order to maintain our ability to compete, we must continuously retain the services of a core group of specialists in a wide variety of disciplines. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under contracts if our need for such employees is unmet. We may not be able to retain our current executive officers or key personnel or attract and retain additional executive officers or key personnel as needed to deliver on our corporate strategy. Furthermore, the recent volatility in our stock price may undermine the use of our equity as a retention tool and may make it more difficult to retain key personnel.

Our revenue, results of operations and reputation may be negatively impacted if our products contain defects or fail to operate in the expected manner.

We sell complex and technologically advanced systems, including satellites, products, hardware and software. Sophisticated software, including software developed by us, may contain defects that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products that we manufacture or purchase from third parties. Most of the satellites and systems we have developed must function under demanding and unpredictable operating conditions and in harsh and potentially destructive environments. In addition, we may agree to the in-orbit delivery of a satellite, adding further risks to our ability to perform under a contract. Failure to achieve successful in-orbit delivery could result in significant penalties and other obligations on us. We employ sophisticated design and testing processes and practices, which include a range of stringent factory and on-site acceptance tests with criteria and requirements that are jointly developed with customers. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the satellites, products, hardware and software we sell or resolve any delays or availability issues in the launch services we procure. Failure to do so could result in lost revenue and damage to our reputation and may adversely affect our ability to win new contract awards.

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

For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see Part II, Item 7, “Management's Discussion and Analysis—Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K.

Fluctuations in foreign exchange rates could have a negative impact on our business.

Our revenues, expenses, assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars for the purposes of compiling our consolidated financial statements. We use hedging strategies to manage and minimize the impact of exchange rate fluctuations on our cash flow and economic profits, including our foreign exchange exposure related to the sale of MDA. There are complexities inherent in determining whether and when foreign exchange exposures will materialize, in particular given the possibility of unpredictable revenue variations arising from schedule delays and contract postponements. Furthermore, we could be exposed to the risk of non-

performance of our hedging counterparties. We may also have difficulty in fully implementing our hedging strategy depending on the willingness of hedging counterparties to extend credit. Accordingly, no assurances may be given that our exchange rate hedging strategy will protect us from significant changes or fluctuations in revenues and expenses denominated in non-Canadian or U.S. dollars.

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

The implementation of our business strategies, such as expanding our satellite constellation and our products and services offerings, requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures, and there can be no assurance that we will be able to satisfy our capital requirements in the future. We are highly leveraged, but we currently expect that our ongoing liquidity requirements for sustaining our operations will be satisfied by cash on hand and cash generated from our existing and future operations supplemented, where necessary, by available credit. However, we cannot provide assurances that our businesses will generate sufficient cash flow from operations in the future or that additional capital will be available in amounts sufficient to enable us to execute our business strategies. Our ability to increase our debt financing and/or renew existing credit facilities may be limited by our existing financial and non-financial covenants, credit objectives, or the conditions of the debt capital market generally. Furthermore, our current financing arrangements contain certain restrictive financial and non-financial covenants (e.g., the achievement or maintenance of stated financial ratios) that may impact our access to those facilities and significantly limit future operating and financial flexibility.

Our ability to obtain additional debt or equity financing or government grants to finance operating working capital requirements and growth initiatives may be limited or difficult to obtain, which could adversely affect our operations and financial condition.

We need capital to finance operating working capital requirements and growth initiatives and to pay our outstanding debt obligations as they become due for payment. If the cash generated from our businesses, together with the credit available under existing bank facilities, is not sufficient to fund future capital requirements, we will require additional debt or equity financing. Our ability to access capital markets on terms that are acceptable to us will be dependent on prevailing market conditions, as well as our future financial condition. Further, our ability to increase our debt financing and/or renew existing facilities may be limited by our existing leverage, financial and non-financial covenants, credit objectives, and debt capital market conditions.

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

We have a significant amount of indebtedness and leverage. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our long-term debt under our senior secured syndicated credit facility (“Syndicated Credit Facility”) bears interest at floating rates related to U.S. LIBOR (for U.S. dollar borrowings) and CDOR or Canadian Bankers’ Acceptances (for Canadian dollar borrowings), plus a margin. As a result, our interest payment obligations on such indebtedness will increase if such interest rates increase. Our leverage and debt service obligations could adversely impact our business, including by:

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

Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for us that cannot yet reasonably be predicted.

We have outstanding debt with variable interest rates based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates.

In the United States, the Alternative Reference Rate Committee ("ARRC"), a group of diverse private-market participants assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference interest rates to replace LIBOR. The Secured Overnight Finance Rate ("SOFR") has emerged as the ARRC's preferred alternative rate for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities in the repurchase agreement market. At this time, it is not possible to predict how markets will respond to SOFR.

The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on our outstanding debt that currently uses LIBOR as a benchmark rate, and ultimately, adversely affect our financial condition and results of operations.

Our current financing arrangements contain certain restrictive covenants that impact our future operating and financial flexibility.

Our current financing arrangements contain certain restrictive covenants that may impact our future operating and financial flexibility. Our debt funding is provided under our financing agreements, which contains a series of positive and negative covenants with which we must comply, including financial and non-financial covenants. If we fail to comply with any covenants and are unable to obtain a waiver or other cure thereof, the lenders under the Syndicated Credit Facility or under the 2023 bond issuance may be able to take certain actions with respect to the amounts owing under such agreements, including early payment thereof. Any such actions could have a material adverse effect on our financial condition. These covenants could also have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

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

The price of our common stock has been volatile and may fluctuate substantially.

Our common stock is listed on the NYSE and the TSX and the price for our common stock has historically been volatile. The market price of our common stock may continue to be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):

●	general economic conditions;
●	fluctuations in our operating results;
●	variance in our financial performance from the expectations of equity and/or debt research analysts;
●	techniques employed by short sellers to drive down the market price of our common stock;
●	conditions and trends in the markets we serve;
●	additions of or changes to key employees;
●	changes in market valuations or earnings of our competitors;
●	trading volumes of our common stock;
●	future sales of our equity securities and/or future issuances of indebtedness;
●	changes in the estimation of the future sizes and growth rates of our markets; and
●	legislation or regulatory policies, practices or actions.

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

In the past several years, our securities have been the subject of short selling. Reports and information have been published about us that we believe are mischaracterized or incorrect, and which have in the past been followed by a decline in our stock price. If there are short seller allegations in the future, we may have to expend a significant amount of resources to investigate such allegations and/or defend ourselves.

In addition, in the first quarter of 2019, we became subject to certain securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition. See Part II, Item 1, “Legal Proceedings” in this Annual Report on Form 10-K for additional information.

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

There can be no assurance that we will continue to pay dividends on our common stock.

Our Board of Directors significantly reduced our dividends in the first quarter of 2019. Although our Board of Directors has historically declared a quarterly cash dividend which we have paid, the payment of future dividends is subject to a number of risks and uncertainties, and we may not pay quarterly dividends in the same amounts or at all in the future. The declaration, amount and timing of cash dividends are subject to capital availability and determinations by our Board of Directors that such dividends are in the best interest of our stockholders and are in compliance with all respective laws and applicable agreements. Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors that our Board of Directors may deem relevant. The elimination of our dividend payments and/or our dividend program could have a negative effect on our stock price.

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

We and our subsidiaries are parties to certain contracts with various departments and agencies of the U.S. government, including the U.S. Department of Defense, which require that certain of our legal entities be issued facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control or influence (“FOCI”). Prior to the U.S. Domestication, we were incorporated under the laws of Canada, and had entered into a Security Control Agreement, dated January 26, 2017, by and among us, our wholly owned subsidiary, Maxar Technologies Holdings Inc. (“Maxar Holdings”) and the U.S. Department of Defense (“SCA”), as a suitable FOCI mitigation arrangement under the National Industrial Security Program Operating Manual. Upon U.S. Domestication, the SCA was dissolved and we entered into a Board Resolution to mitigate remaining FOCI risks as seen by the U.S. Government. Failure to maintain an agreement with the U.S. Department of Defense regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of the facility security clearances, which in turn would mean that our U.S. subsidiaries would not be able to enter into future contracts with the U.S. government requiring facility security clearances, and may result in the loss of the ability of those subsidiaries to complete existing contracts with the U.S. government.

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

Changes in law and policy relating to taxes may materially and adversely affect our financial condition, results of operations, and cash flows. For example, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), which has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions and certain deductions for executive compensation, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, revising the rules governing net operating losses, and introducing new anti-base erosion and global intangible low-taxed income inclusion provisions. Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions. The 2017 Tax Act remains unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and United States Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the 2017 Tax Act. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. We could be subject to tax audits, challenges to our tax positions or adverse changes or interpretations of tax laws. Adverse positions taken by tax authorities and tax audits could impact our operating results.

Based on our current evaluation of the 2017 Tax Act, the limitation on interest deductions, the base erosion and anti-abuse tax (“BEAT”) and global intangible low-taxed income inclusion (“GILTI”) provisions may negatively impact our cash flows going forward. Further, there may be other material adverse effects resulting from the 2017 Tax Act that we have not yet identified. While some of the changes made by the 2017 Tax Act may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the 2017 Tax Act as a whole will have on us.

Our ability to use our U.S. federal and state net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had approximately $870 million and $795 million of federal and state net operating loss (“NOL”) carryforwards and $82 million tax credit carryforwards related to research and development expenditures (“R&D tax credits”) and foreign taxes (“FTC”) paid.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change U.S. federal NOL carryforwards and other tax attributes (such as research tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. While we do not believe that we have experienced ownership changes in the past that would materially limit our ability to utilize our NOL carryforwards, the Section 382 rules are complex and there is no assurance our view is correct. Moreover, as a result of the shift in ownership of our stock that occurred in connection with the acquisition of DigitalGlobe in October 2017, we could experience an ownership change in the near future if there are certain significant purchases of our stock or other events outside of our control. In the event that we experience ownership changes in the future, our ability to use pre-change NOL carryforwards and other tax attributes to offset post-change taxable income will be subject to limitations. As a result, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

On May 12, 2019, our Board of Directors approved a Tax Benefit Preservation Plan (“Tax Plan”) in an effort to help preserve the value of certain deferred tax benefits including those generated by NOLs and certain other tax attributes, and which our Stockholders approved on October 31, 2019. The Tax Plan will expire on October 5, 2020. The Tax Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a large block of our common stock. A third party that acquires 4.9% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Tax Plan through the issuance of common stock to all stockholders other than the acquiring person.

Although the Tax Plan is intended to reduce the likelihood of an ownership change that could adversely affect us, there is no assurance that the Tax Plan will prevent acquisitions of our common stock that could result in such an ownership change.

On September 9, 2019 Treasury and the IRS issued proposed regulations regarding the items of income and deduction which are included in the calculation of built-in gains and losses under section 382. The proposed regulations were subject to a 60-day comment period and are proposed to be effective for ownership changes occurring after the effective date of temporary or final regulations. In response to concerns expressed in comment letters, in January 2020 the IRS withdrew a portion of the proposed regulations to provide transition relief for eligible taxpayers. Temporary or final regulations have not yet been issued by Treasury and the IRS.

We have incurred and will continue to incur increased costs and demands in order to comply with laws and regulations applicable to public companies.

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

Exposure to United Kingdom political developments, including the effect of its withdrawal from the European Union, could be costly and difficult to comply with and could harm our business.

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries, and the formal process for leaving the European Union has taken years to complete. The United Kingdom formally left the European Union on January 31, 2020, and is now in a transition period through

December 31, 2020. Our U.K. operations service customers in the U.K. as well as in other countries in the EU, and these operations could be disrupted by Brexit. Although the United Kingdom will remain in the European Union single market and customs union during the transition period, the long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty as to when any agreement will be reached and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, capital, and people between the United Kingdom, the European Union, and elsewhere.

ITEM 2.PROPERTIES

Our corporate headquarters are located at a leased facility in Westminster, Colorado. As of December 31, 2019, we had approximately two million square feet of total leased floor space at multiple locations in the United States, Europe, the Middle East, and Asia, used for manufacturing, warehousing, research and testing, administrative and various other uses.

As of December 31, 2019, we had major operations in the following locations:

Space Infrastructure

Our Space Infrastructure segment primarily operates out of multiple locations in California. We lease approximately one million square feet of manufacturing and office space.

Earth Intelligence

Our Earth Intelligence segment primarily operates out of our Colorado, Virginia, Maryland, Michigan, Florida and Missouri locations with small sales offices located internationally. We lease approximately one million square feet of office and operations space.

We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet our current requirements and those for the foreseeable future. See Note 10, Leases, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding our lease commitments.

ITEM 3.LEGAL PROCEEDINGS

In 2010, we entered into an agreement with a Ukrainian customer to provide a communication satellite system. In 2014, following the annexation of Crimea by the Russian Federation, we declared force majeure with respect to the program. The Ukrainian customer accepted that an event of force majeure had occurred. Following various unsuccessful efforts to arrive at a new contractual framework to take account of the changed circumstances (including the force majeure and various financial issues), the contract with the Ukrainian customer was terminated by us. We completed work on the spacecraft, which is in storage. In July 2018, the Ukrainian customer issued a statement of claim in the arbitration it had commenced against us, challenging our right to terminate for force majeure, purporting to terminate the contract for default by us (a position since withdrawn), and seeking recovery from us in the amount of approximately $227 million. The matter was heard by the arbitration panel in December 2019, and post-hearing briefs were submitted in January 2020. We presented a vigorous defense to the petitioner’s claims. We expect the arbitration panel to issue its ruling sometime this year. We have accrued an amount that we believe is within the range of probable outcomes for resolving this matter. However, the outcome of any arbitration is difficult to predict, and in the event that the arbitration results in a finding against us in excess of the amount reserved, we could incur additional amounts and our results of operations and financial condition could be adversely affected.

On January 14, 2019, a Maxar stockholder filed a putative class action lawsuit captioned Oregon Laborers Employers Pension Trust Fund, et al. v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the District Court of Colorado

(the “Colorado Action”), naming Maxar and members of management as defendants alleging, among other things, that the Company’s public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. On August 7, 2019, the Court appointed a lead plaintiff and lead counsel. On October 7, 2019, the lead plaintiff filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 against the Company and members of management in connection with the Company’s public disclosures between March 26, 2018 and January 6, 2019. The consolidated complaint alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were allegedly false and/or misleading during the class period. On December 6, 2019, defendants moved to dismiss the Colorado Action, which motion is currently pending. Also in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00613564-00CP in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. This action was later discontinued. On November 15, 2019, Mr. O’Brien and another Maxar stockholder resident in Canada issued a new putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00631107-00CP, naming Maxar and certain members of management and the board of directors as defendants as well as Maxar’s auditor, KPMG LLP. On February 7, 2020, the January 2019 claim was discontinued. The Statement of Claim alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were false and/or misleading during the class period, and claims damages of $700 million. The Company believes that these cases are without merit and intends to vigorously defend against them.

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al. No. T19-074 in the Superior Court of the State of California, County of Santa Clara (the “California Action”), naming Maxar, and certain members of management and the board of directors as defendants. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Company’s June 2, 2017 Registration Statement and prospectus filed in anticipation of its October 17, 2017 merger with DigitalGlobe. The lawsuit is based upon many of the same underlying factual allegations as the Colorado Action. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

On November 14, 2019, a complaint was filed in a derivative action against Maxar and certain current and former members of management and the board of directors in federal court in the District of Delaware, captioned as Dorling, Derivatively on Behalf of Nominal Defendant Maxar Technologies Inc. v. Lance et al., No. 19-cv-02134-UNA. The complaint concerns the same factual allegations asserted in the Colorado Action. On February 7, 2020, the court granted the parties’ stipulated motion to stay this case.

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

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Maxar trades on the NYSE and TSX under the ticker “MAXR”. As of February 24, 2020, there were approximately 29 stockholders of record of our common stock. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We declared and paid dividends of $0.04 and $1.14 per share of common stock during 2019 and 2018, respectively.

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

	Year ended December 31,
	2019	2018	2017	2016	2015
($ millions, except per share amounts)
Total revenues from continuing operations	$1,666	$1,804	$1,257	$1,148	$1,259

Income (loss) from continuing operations	$83	$(873)	$(56)	$7	$43
Income (loss) from discontinued operations, net of tax	26	(377)	116	61	60
Net income (loss)	$109	$(1,250)	$60	$68	$103

Basic net income (loss) per common share:
Income (loss) from continuing operations	$1.39	$(15.03)	$(1.36)	$0.19	$1.18
Income (loss) from discontinued operations, net of tax	0.44	(6.49)	2.82	1.68	1.65
Basic net income (loss) per common share	$1.83	$(21.52)	$1.46	$1.87	$2.83

Total assets	$5,157	$5,058	$6,411	$1,508	$1,569
Long-term obligations	$2,945	$3,043	$2,956	$—	$—
Cash dividends declared per common share	$0.04	$1.14	$1.14	$1.12	$1.17

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading provider of solutions in Earth Intelligence and Space Infrastructure. We help government and commercial customers to monitor, understand and navigate the changing planet; deliver global broadband communications; and explore and advance the use of space. Our approach combines decades of deep mission understanding and a proven commercial and defense foundation to deliver our services with speed, scale and cost effectiveness.

Our businesses are organized and managed in three reportable segments: Earth Intelligence, Space Infrastructure and MDA, as described below under “Segment Results.”

RECENT DEVELOPMENTS

Definitive Agreement to Sell MDA

On December 29, 2019, we entered into a Stock Purchase Agreement (“MDA Agreement”), with Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private

Capital Ltd. (“MDA Purchaser”) that provides for, among other things, the MDA Purchaser to purchase MDA, our Canadian subsidiary, from us for an aggregate purchase price of approximately C$1.0 billion (“MDA Transaction”). The MDA Transaction is subject to customary purchase price adjustments for working capital, cash and debt, and as otherwise described below. Pursuant to the MDA Agreement, the MDA Purchaser will acquire all of the outstanding shares in the entities that operate our MDA business.

The closing of the MDA Transaction is conditioned on customary closing conditions and on specified regulatory approvals, including review by the Committee on Foreign Investment in the United States, Hart-Scott-Rodino review by the U.S. Department of Justice and the U.S. Federal Trade Commission, and Canadian government reviews under the Radiocommunication Act and the Competition Act. The closing of the MDA Transaction is not subject to a financing condition and is expected to close in the Spring or early Summer of 2020.

The MDA Agreement contains specified termination rights for us and the MDA Purchaser, including, among others, if the consummation of the MDA Transaction has not occurred by June 29, 2020, subject to extension to September 29, 2020 for the purpose of obtaining regulatory approvals in the U.S. and Canada and appealing any injunctions preventing the consummation of the MDA Transaction.

The MDA Agreement contains a negative purchase price adjustment of up to C$65 million for a complete loss or failure of RADARSAT-2, such that it cannot be used for its intended commercial purposes.

The MDA Agreement provides that the MDA Purchaser will be required to pay us a reverse termination fee of C$55 million under specified circumstances, including, among others, where the MDA Agreement is terminated because (i) the MDA Purchaser has materially breached its representations and warranties or the MDA Purchaser fails to perform its covenants in all material respects, subject to a cure period, or (ii) all of the conditions to closing of the MDA Transaction (other than those conditions that by their terms are to be satisfied at closing) have been satisfied or waived, we have confirmed in writing to the MDA Purchaser that we stand ready, willing and able to consummate the MDA Transaction and the MDA Purchaser fails to consummate the closing (including for a failure of the MDA Purchaser’s debt financing) within two business days of receipt of the notice from us.

Senior Secured 2023 Notes

In December 2019, we issued $1.0 billion in principal amount of 9.75% Senior Secured Notes due 2023 (“2023 Notes”) in a private placement to institutional buyers. The 2023 Notes were issued at a price of 98%. The 2023 Notes bear interest at the rate of 9.75% per year, payable semi-annually in cash in arrears, which interest payments will commence in June 2020. The 2023 Notes are guaranteed on a senior secured basis by each of our existing and future subsidiaries that guarantee the Syndicated Credit Facility.

The proceeds from the 2023 Notes and the sale of our owned properties in Palo Alto, California were used to repay the outstanding borrowings under our existing senior secured first lien term A facility (“Term Loan A”) and the majority of the outstanding borrowings on the Revolving Credit Facility.

Concurrent Amendment to Revolving Credit Facility

On November 4, 2019, we further amended our Original Syndicated Credit Facility (the “Third Amending Agreement”), certain portions of which became effective immediately and certain portions of which became effective in December 2019 upon the issuance of the 2023 Notes (“Effective Date”). The Third Amending Agreement, during the Covenant Relief Period, (i) modified the priority of the application of certain voluntary prepayments resulting from certain asset sales (but which did not affect the prepayments owed to the Term Loan B), and (ii) restricted use of proceeds of future borrowings. In addition, the Third Amending Agreement increased the maximum consolidated debt leverage ratios permitted under the Original Syndicated Credit Facility to 7.25x at the end of the fiscal quarter ended December 31, 2019, 7.50x at the end of the fiscal quarter ending March 31, 2020, 7.75x at the end of each fiscal quarter thereafter until the fiscal quarter ending September 30, 2021, 7.50x at the end of each fiscal quarter thereafter until the quarter ending September 30, 2022, 6.50x at the end of each fiscal quarter thereafter until the fiscal quarter ending March 31, 2023, and 5.75x for each fiscal quarter thereafter (subject to a 0.25x reduction in each maximum level upon a disposition of a business line for greater than $500 million). The Third Amending Agreement also extended the maturity of the Revolving Credit Facility by two years to December 2023, updated the Interest Coverage Ratio to be less than 2.0x at the end of each fiscal quarter, restricted investment capacity in certain permitted investments, restricted future increases in quarterly dividend payment levels and modified certain margin and standby fee terms. In addition, we canceled the operating credit facility and reduced committed borrowing capacity under the Revolving Credit Facility from $1.25 billion to $500 million.

Sale Leaseback Agreements

On December 10, 2019, we completed the sale and subsequent leaseback of our owned properties in Palo Alto, California for proceeds of $291 million. We recognized a gain on the sale of the properties of $136 million, which was adjusted for off-market leaseback terms and is included in Gain on sale of assets in the Consolidated Statements of Operations. We recorded operating lease assets and liabilities of $63 million, representing the fair value of the minimum lease payments associated with the agreements to lease assets back over a period of two to ten years; and recognized a deferred financing liability of $33 million for the above-market rent stipulated in the lease agreements which included in Long-term debt on the Consolidated Balance Sheet.

Tax Benefit Preservation Plan

On May 12, 2019, our Board of Directors approved a Tax Benefit Preservation Plan (“Tax Plan”), which our Stockholders subsequently approved on October 31, 2019, with the intent to preserve the value of certain deferred tax benefits (“Tax Benefits”) including those generated by net operating losses. The Tax Plan is intended to act as a deterrent to any person or entity acquiring shares of the Company equal to or exceeding 4.9%. For each common stock outstanding as of May 28, 2019, a dividend of one preferred stock purchase right (“The Rights”) is granted. The Tax Plan gives current stockholders the right to purchase one one-hundredth of a 32 share of Series A Junior Participating Preferred Stock at a set price of $30.92 which, upon exercise, provides for one additional share of common stock at a 50% discount on the exercise date with no cash settlement options. The Rights under the Tax Plan will expire on October 5, 2020. The Tax Plan reduces the likelihood that changes in our investor base have the unintended effect of limiting the use of our Tax Benefits. There is no impact to the financial statements as a result of the Tax Plan.

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

On January 1, 2019, we completed our previously announced U.S. Domestication. The U.S. Domestication marked a major milestone in our long-term U.S. Access Plan, enhanced our ability to provide and support classified applications for U.S. government agencies and fulfilled a commitment made in acquiring DigitalGlobe. On January 8, 2020, the SCA was terminated by the U.S. Department of Defense, who determined that the SCA was no longer necessary as a result of the U.S. Domestication. The SCA was replaced by a simple Board Resolution that will continue to govern our foreign ownership and controlling interests.

Key Leadership Changes

On January 14, 2019, we announced the appointment of Daniel Jablonsky as President and Chief Executive Officer of Maxar. Mr. Jablonsky, who most recently served as President of DigitalGlobe, a wholly owned subsidiary of Maxar, also joined the Maxar Board of Directors. He succeeds Howard Lance, who resigned from his roles as President and Chief Executive Officer and as a Director of Maxar.

In December 2018, we announced that our Board of Directors elected retired U.S. Air Force Gen. Howell M. Estes III as Chairman of the Board of Directors, effective January 1, 2019, coincident with the U.S. Domestication. Gen. Estes, who has served as a director of our Board of Directors since the acquisition of DigitalGlobe, succeeds Robert L. Phillips, who will continue to serve as a director.

In July 2018, we announced the appointment of Biggs Porter as Executive Vice President and Chief Financial Officer of Maxar, effective August 15, 2018. Anil Wirasekara, who previously served as Chief Financial Officer from 1994 to October 2017, assumed the duties of Interim Chief Financial Officer after William McCombe stepped down as Chief Financial Officer in February 2018.

WorldView-4 Satellite

During December 2018, our WorldView-4 satellite experienced a failure in its control moment gyros, preventing the satellite from collecting imagery. As a result, during December 2018, we recorded an impairment loss of $162 million for the remaining book value of the satellite, related assets and future premium payments. On May 3, 2019, we announced that our insurance carriers accepted our $183 million claim for loss arising from the WorldView-4 satellite on orbit failure and agreed to pay us the full amount. As of December 31, 2019, we have collected the full insurance proceeds.

Acquisition of DigitalGlobe

On October 5, 2017, we completed the DigitalGlobe Transaction and renamed the combined company Maxar Technologies Ltd. The transaction created a global leader in Earth imaging and geospatial solutions by combining DigitalGlobe’s over 15-year lead in technology and ImageLibrary development, as well as its high-resolution Earth imaging capabilities, with our existing position as a world leader in commercial communications satellites.

We believe we are uniquely positioned to grow in the U.S. and global Earth observation and geospatial services markets through our end-to-end space systems, Earth imagery and geospatial solutions. As a result of the DigitalGlobe Transaction, we increased our scale and we believe, credibility with U.S. government agencies and international government customers. The DigitalGlobe Transaction also added more predictable geospatial data and services revenue while diversifying our product and service offering. With a larger set of customers and end markets, we are better able to increase share in existing markets and grow in adjacent markets.

Our vision is to be the world’s leader in the new space economy. We aim to achieve this by integrating innovative technologies, unique capabilities and end-to-end offerings across our businesses to help our customers address their most complex mission-critical challenges with confidence.

Segment Results

In January 2019, with the appointment of Mr. Jablonsky as our President and Chief Executive Officer, our CODM changed. During the fourth quarter of 2019, following a number of changes, the CODM changed the way in which he assesses performance and allocates resources. As a result, we have revised our reportable segments to reflect how the CODM currently reviews financial information and makes operating decisions. Our CODM measures performance of our reportable segments based on revenue and Adjusted EBITDA. Our operating and reportable segments are: Earth Intelligence, Space Infrastructure and MDA. With our announcement of the MDA Transaction on December 30, 2019, the MDA segment has been classified within Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations. All prior-period amounts have been adjusted to reflect the reportable segment change.

Earth Intelligence

In the Earth Intelligence segment, we are a global leader in high resolution space-based optical and radar imagery products and analytics. We launched the world’s first high resolution commercial imaging satellite in 1999 and currently operate a four-satellite imaging constellation, providing us with a 110 petabyte historical ImageLibrary of the highest-resolution, commercially available imagery. Our imagery solutions provide customers with timely, accurate and mission-critical information about our changing planet and support a wide variety of government and commercial applications, including mission planning, mapping and analysis, environmental monitoring, disaster management, crop management, oil and gas exploration and infrastructure management. Our principal customers in the Earth Intelligence segment are U.S. and other international government agencies (primarily defense and intelligence agencies), as well as a wide variety of commercial customers in multiple markets. We are a market leader in the commercial satellite Earth observation industry.

We also provide geospatial services that combine imagery, analytic expertise and innovative technology to deliver intelligence solutions to customers. Our cleared developers, analysts, and data scientists provide analytic solutions that accurately document change and enable geospatial modeling and analysis that help predict where events will occur. Our primary customer of geospatial services is the U.S. government, but we also support intelligence requirements for other U.S. allied governments, global development organizations and commercial customers.

The Earth Intelligence segment includes the financial results of the legacy Imagery and Services segments, excluding the legacy Canadian radar imagery business.

Space Infrastructure

In the Space Infrastructure segment, we are a leading provider of Space Infrastructure. We design, build, integrate and test solutions for space-based communications satellites, on-orbit servicing, robotic assembly and space exploration. We address a broad spectrum of needs for our customers, including mission systems engineering, product design, spacecraft manufacturing, assembly integration and testing. We provide advanced, reliable, and affordable spacecraft that enable our commercial customers to deliver valuable global services, and we are successfully partnering with the U.S. government in new space opportunities. Our principal customers in the Space Infrastructure segment are commercial satellite operators and government agencies worldwide.

The Space Infrastructure segment includes the financial results of our legacy Space Solutions business (previously referred to as Space Systems/Loral LLC or SSL) which was previously included within our legacy Space Systems segment.

MDA

In the MDA segment, we are a leading provider of Space Infrastructure in Canada. We develop and deliver advanced surveillance and intelligence solutions, defense and maritime systems, radar geospatial imagery, space robotics, satellite antennas and communication subsystems. The MDA segment includes the financial results of the MDA and legacy radar imagery business. We have a long history in space robotics, having developed the Canadarms for NASA’s Space Shuttle program and Canadarm2, which is currently in service on the International Space Station. Our principal customers in the MDA segment are the Canadian government and other government and commercial customers worldwide. As discussed above, in connection with the MDA Transaction, the financial results from this segment were classified as discontinued operations for all periods presented in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table provides selected annual financial information for the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31,			$ Change	% Change	$ Change	% Change
	2019	2018	2017	2018 to 2019		2017 to 2018
($ millions)
Revenues:
Product	$560	$697	$877	$(137)	(20)%	$(180)	(21)%
Service	1,106	1,107	380	(1)	—	727	191
Total revenues	$1,666	$1,804	$1,257	$(138)	(8)%	$547	44%
Costs and expenses:
Product costs, excluding depreciation and amortization	$593	$775	$764	$(182)	(23)%	$11	1%
Service costs, excluding depreciation and amortization	382	313	160	69	22	153	96
Selling, general and administrative	325	446	337	(121)	(27)	109	32
Depreciation and amortization	376	439	152	(63)	(14)	287	189
Impairment losses	14	586	—	(572)	(98)	586	*
Satellite insurance recovery	(183)	—	—	(183)	*	—	*
Gain on sale of assets	(136)	(33)	—	(103)	*	(33)	*
Operating income (loss)	$295	$(722)	$(156)	$1,017	(141)%	$(566)	*	%
Interest expense, net	219	200	97	19	10	103	106
Other (income) expense, net	(1)	1	(30)	(2)	(200)	31	(103)
Income (loss) before taxes	$77	$(923)	$(223)	$1,000	(108)%	$(700)	*	%
Income tax expense (benefit)	5	(48)	(168)	53	(110)	120	(71)
Equity in (income) loss from joint ventures, net of tax	(11)	(2)	1	(9)	*	(3)	*
Income (loss) from continuing operations	83	(873)	(56)	956	(110)	(817)	*
Income (loss) from discontinued operations, net of tax	26	(377)	116	403	(107)	(493)	*
Net income (loss)	$109	$(1,250)	$60	$1,359	(109)%	$(1,310)	*	%

*Not meaningful.

Product and service revenue

	Year ended December 31,			$ Change	% Change	$ Change	% Change
	2019	2018	2017	2018 to 2019		2017 to 2018
($ millions)
Product revenues	$560	$697	$877	$(137)	(20)%	$(180)	(21)%
Service revenues	1,106	1,107	380	(1)	—	727	191
Total revenues	$1,666	$1,804	$1,257	$(138)	(8)%	$547	44%

Total revenues decreased to $1,666 million from $1,804 million, or by $138 million, for the year ended December 31, 2019 compared to the same period in 2018. The decrease was primarily driven by a decrease in revenue in our Space Infrastructure segment partially offset by an increase in revenue in our Earth Intelligence segment. Further discussion of the drivers behind the decrease in revenues within the “Results by Segment” section below.

Total revenues increased to $1,804 million from $1,257 million, or by $547 million for the year ended December 31, 2018 as compared to the same period in 2017. The increase in revenues was primarily driven by the inclusion of a full year of revenue related to the DigitalGlobe Transaction as compared with only approximately one quarter of revenues in 2017. The increase in revenue from the Earth Intelligence segment was partially offset by a decrease in revenue in the

Space Infrastructure segment. Further discussion of the drivers behind the decrease in revenues within the Space Infrastructure segment is included within the “Results by Segment” section below.

See Note 17, “Segment Information” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for product and service revenues by segment.

Product and service costs

	Year ended December 31,			$ Change	% Change	$ Change	% Change
	2019	2018	2017	2018 to 2019		2017 to 2018
($ millions)
Product costs, excluding depreciation and amortization	$593	$775	$764	$(182)	(23)%	$11	1%
Service costs, excluding depreciation and amortization	382	313	160	69	22	153	96
Total costs	$975	$1,088	$924	$(113)	(10)%	$164	18%

Total cost of product and services decreased to $975 million from $1,088 million, or by $113 million, for the year ended December 31, 2019 compared to 2018. The decrease is primarily driven by lower costs within the Space Infrastructure segment driven by lower volume which was partially offset by an increase in costs in our Earth Intelligence segment which was primarily driven by an increase in the labor associated with providing geospatial services.

Total cost of product and services increased to $1,088 million from $924 million, or by $164 million, for the year ended December 31, 2018 compared to 2017. The increase is primarily related to the inclusion of a full year of costs related to the DigitalGlobe Transaction compared to only approximately one quarter in 2017.

Selling, general and administrative

	Year ended December 31,			$ Change	% Change	$ Change	% Change
	2019	2018	2017	2018 to 2019		2017 to 2018
($ millions)
Selling, general and administrative	$325	$446	$337	$(121)	(27)%	$109	32%

Selling, general and administrative expense decreased to $325 million from $446 million, or by $121 million, for the year ended December 31, 2019 compared to 2018. The decrease was primarily driven by a decrease in research and development spend of $78 million, a $19 million decrease in integration expense related to the DigitalGlobe Transaction and a decrease in labor related expenses due to a reduction of headcount from actions taken during the first quarter of 2019.

Selling, general and administrative expense increased to $446 million from $337 million, or by $109 million for the year ended December 31, 2018 compared to 2017. The increase was primarily driven by inclusion of a full year of costs related to the DigitalGlobe Transaction compared to only approximately one quarter in 2017.

Depreciation and amortization

	Year ended December 31,			$ Change	% Change	$ Change	% Change
	2019	2018	2017	2018 to 2019		2017 to 2018
($ millions)
Property, plant and equipment	$107	$150	$55	$(43)	(29)%	$95	173%
Intangible assets	269	289	97	(20)	(7)	192	198
Depreciation and amortization expense	$376	$439	$152	$(63)	(14)%	$287	189%

Depreciation and amortization expense decreased to $376 million from $439 million, or by $63 million, for the year ended December 31, 2019 compared to the same period in 2018. The decrease was primarily driven by a decrease in depreciation and amortization expense following asset impairments in the second half of 2018.

Depreciation and amortization expense increased to $439 million from $152 million, or by $287 million, for the year ended December 31, 2018 compared to 2017. The increase is primarily due to the inclusion of a full year of depreciation and amortization expense related to the acquisition of DigitalGlobe as compared to approximately one quarter of depreciation and amortization expense in 2017.

Impairment losses

	Year ended December 31,			$ Change	% Change	$ Change	% Change
	2019	2018	2017	2018 to 2019		2017 to 2018
($ millions)
Impairment losses	$14	$586	$-	$(572)	(98)%	$586	*	%

*Not meaningful.

During the year ended December 31, 2019, we recognized impairment losses of $14 million primarily related to orbital receivables within the Space Infrastructure segment due to a decrease in customer credit ratings.

During the year ended December 31, 2018, we recognized $586 million of impairment losses. We recorded a non-cash goodwill impairment loss of $159 million related to our Earth Intelligence and Space Infrastructure segments which was a result of the sustained decline in our stock price and the further decline in the geostationary satellite manufacturing business (“GeoComm”) in our Space Infrastructure segment. We also recognized impairment losses of $122 million related to intangible assets and $121 million related to property, plant and equipment within the Space Infrastructure segment. Additionally, we recorded a $22 million impairment related to orbital receivables within the Space Infrastructure segment primarily due to a decrease in customer credit rating. In December 2018, we lost the imaging capability of our WorldView-4 satellite, resulting in a loss of $162 million on the satellite, related assets, and future premium payments.

Satellite insurance recovery

During the year ended December 31, 2019, we received insurance recoveries of $183 million related to the loss of imaging capability of our WorldView-4 satellite in December 2018.

Gain on sale of assets

	Year ended December 31,			$ Change	% Change		$ Change	% Change
	2019	2018	2017	2018 to 2019			2017 to 2018
($ millions)
Gain on sale of assets	$(136)	$(33)	$-	$(103)	*	%	$(33)	*	%

*Not meaningful.

During the year ended December 31, 2019 we recorded a gain of $136 million related to the sale and subsequent leaseback of our owned properties in Palo Alto, California.

During the year ended December 31, 2018, we recorded a gain of $33 million related to the sale of one of our buildings in Palo Alto, California.

Interest expense, net

	Year ended December 31,			$ Change	% Change	$ Change	% Change
	2019	2018	2017	2018 to 2019		2017 to 2018
($ millions)
Interest expense:
Interest on long-term debt	$194	$171	$57	$23	13%	$114	200%
Loss on debt extinguishment	22	—	23	22	*	(23)	(100)
Interest expense on advance payments from customers [1]	15	26	8	(11)	(42)	18	*
Interest on orbital securitization liability	7	7	8	—	—	(1)	(13)
Interest expense on dissenting stockholder liability	—	3	—	(3)	(100)	3	*
Imputed interest and other	—	—	1	—	*	(1)	(100)
Capitalized interest	(19)	(7)	—	(12)	171	(7)	*
Interest expense, net	$219	$200	$97	$19	10%	$103	106%

*Not meaningful.

[1]

Under DigitalGlobe’s predecessor contract to the EnhancedView Contract, DigitalGlobe had received advanced payments from the U.S. government during the construction phase of the WorldView-1 satellite, which was more than one year before capacity was made available to them. The effect of imputing interest on these advanced payments is to increase contract liabilities with an offsetting charge to interest expense. As capacity is provided to the customer, revenue is recognized and the contract liabilities balance decreases. The contract liability balance associated with the EnhancedView Contract is expected to be recognized as revenue through August 31, 2020.

Interest expense, net increased to $219 million from $200 million, or by $19 million, for the year ended December 31, 2019 compared to 2018. The increase is primarily due to a $23 million increase in interest on long-term debt and a $22 million loss on debt extinguishment. These increases were partially offset by an increase in capitalized interest of $12 million primarily related to the building of our WV-Legion constellation and a $11 million decrease in interest on advance payments from customers.

Interest expense, net increased to $200 million from $97 million, or by $103 million, for the year ended December 31, 2018 compared to 2017. The increase is driven by higher levels of long-term debt primarily related to the DigitalGlobe Transaction, and an increase of $18 million in interest expense on advance payments from customers. The increase was partially offset by a loss on debt extinguishment in the prior year period of $23 million.

Other (income) expense, net

	Year ended December 31,			$ Change	% Change	$ Change	% Change
	2019	2018	2017	2018 to 2019		2017 to 2018
($ millions)
Other (income) expense, net	$(1)	$1	$(30)	$(2)	(200)%	$31	(103)%

Other (income) expense, net remained relatively unchanged year over year as it increased to income of $1 million for the year ended December 31, 2019 compared to a net loss of $1 million for the year ended December 31, 2018.

Other expense (income), net changed to an expense of $1 million compared to income of $30 million for the year ended December 31, 2018 compared to the same period in 2017. This is primarily due to the $26 million gain on settlement in 2017 related to the 2017 amendment of one of our other postretirement benefit plans in the Space Infrastructure segment which did not reoccur in 2018.

Income tax benefit

	Year ended December 31,			$ Change	% Change	$ Change	% Change
	2019	2018	2017	2018 to 2019		2017 to 2018
($ millions)
Income tax expense (benefit)	$5	$(48)	$(168)	$53	(110)%	$120	(71)%

Income tax expense (benefit) increased to an expense of $5 million from a benefit of $48 million, or by $53 million, for the year ended December 31, 2019 compared to 2018, primarily due to the recognition of a 2018 tax benefit associated with interest expense in continuing operations and the applicability of the base erosion and anti-abuse tax (“BEAT”) to certain payments made in 2019.

Income tax benefit decreased to a benefit of $48 million from a benefit of $168 million, or by $120 million, for the year ended December 31, 2018 compared to 2017 primarily due to a reduction in our valuation allowance in the year ended December 31, 2017 attributable to the acquisition of DigitalGlobe, offset partially by the additional tax benefit relating to increased interest expense.

Our effective tax rate for 2019 differed from 2018 primarily due to the recognition of the Canadian tax benefit associated with deductible interest expense and the applicability of BEAT to certain payments made in 2019.

Our effective tax rate for 2018 differed from 2017 primarily due to the change in the valuation allowance as a result of the acquisition of DigitalGlobe in 2017, offset partially by the additional tax benefit relating to increased interest expense following the acquisition of DigitalGlobe.

Equity in (income) loss from joint ventures, net of tax

	Year ended December 31,			$ Change	% Change		$ Change	% Change
	2019	2018	2017	2018 to 2019			2017 to 2018
($ millions)
Equity in (income) loss from joint ventures, net of tax	$(11)	$(2)	$1	$(9)	*	%	$(3)	*	%

*Not meaningful.

Equity in income from joint ventures, net of tax increased to $11 million from $2 million, or by $9 million, for the year ended December 31, 2019 compared to the same period in 2018. The increase, which was substantially all in the fourth quarter of 2019, is primarily related to growth in our Vricon joint venture of which we own approximately 50%.

Equity in loss (income) from joint ventures, net of tax increased to income of $2 million compared to a loss of $1 million, or by $3 million, for the year ended December 31, 2018 compared to the same period in 2017. The increase is primarily related to the impact of a full year of Vricon’s results in 2018 as opposed to approximately one quarter of results in 2017.

Income (loss) from discontinued operations, net of tax

	Year ended December 31,			$ Change	% Change	$ Change	% Change
	2019	2018	2017	2018 to 2019		2017 to 2018
($ millions)
Income (loss) from discontinued operations, net of tax	$26	$(377)	$116	$403	(107)%	$(493)	*	%

*Not meaningful.

Income from discontinued operations, net of tax increased to $26 million in net income from a net loss of $377 million, or by $403 million, for the year ended December 31, 2019 compared to the same period in 2018. This increase was primarily driven by the decrease in impairment losses recorded in 2019 of $12 million compared to a goodwill impairment of $477 million in 2018. The 2019 results were impacted by a decrease in revenue of $53 million which was partially offset by a decrease in costs. The 2019 results were also impacted by a liability for contingencies of $32 million.

Income from discontinued operations, net of tax decreased to a loss of $377 million from net income of $116 million, or by $493 million, for the year ended December 31, 2018 compared to the same period in 2017. This decrease was primarily driven by a goodwill impairment of $477 million which was partially offset by a decrease in costs.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on three reportable segments: Earth Intelligence, Space Infrastructure and MDA. As of December 31, 2019, the MDA segment was classified as discontinued operations and is not included in the table or discussion below. Intrasegment transactions have been eliminated from the segmented financial information discussed below.

	Year ended December 31,			$ Change	% Change	$ Change	% Change
	2019	2018	2017	2018 to 2019		2017 to 2018
($ millions)
Revenues:
Earth Intelligence	$1,085	$1,059	331	$26	2%	$728	*	%
Space Infrastructure	706	823	932	(117)	(14)	(109)	(12)
Intersegment eliminations	(125)	(78)	(6)	(47)	60	(72)	*
Total revenue	$1,666	$1,804	$1,257	$(138)	(8)%	$547	44%

Adjusted EBITDA:
Earth Intelligence	$548	$516	$152	$32	6%	$364	*	%
Space Infrastructure	(17)	(75)	(59)	58	(77)	(16)	27
Intersegment eliminations	(29)	(9)	—	(20)	*	(9)	*
Corporate and other expenses	(86)	(49)	(8)	(37)	76	(41)	*
Total Adjusted EBITDA	$416	$383	$85	$33	9%	$298	*	%

*Not meaningful.

Adjusted EBITDA disclosures throughout this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are non-GAAP measures. See “Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA disclosures.

Earth Intelligence

The following table provides selected financial information for the Earth Intelligence segment.

	Year ended December 31,			$ Change	% Change	$ Change	% Change
	2019	2018	2017	2018 to 2019		2017 to 2018
($ millions)
Total revenues	$1,085	$1,059	$331	$26	2%	$728	*	%

Adjusted EBITDA	$548	$516	$152	$32	6%	$364	*	%
Adjusted EBITDA margin percentage	50.5%	48.7%	45.9%

*Not meaningful.

Revenues from the Earth Intelligence segment increased to $1,085 million from $1,059 million, or by $26 million, for the year ended December 31, 2019 compared to the same period in 2018. The increase was primarily driven by new contract awards and expansion of programs with the U.S. government of $63 million, offset by a net decrease of $36 million in revenues from our direct access program primarily due to the loss of WorldView-4 revenues.

Revenues from the Earth Intelligence segment increased to $1,059 million from $331 million, or by $728 million, for the year ended December 31, 2018 compared to the same period in 2017. The increase was primarily driven by the inclusion of DigitalGlobe’s results for a full year compared to only one quarter of results in 2017.

Adjusted EBITDA from the Earth Intelligence segment increased to $548 million from $516 million, or by $32 million, for the year ended December 31, 2019 compared to the same period in 2018. The increase is primarily related to a decrease in selling, general and administrative costs of $28 million partially related to headcount reductions taken in the first half of the year and a shift of certain functions to corporate, and an increase in equity in income from our Vricon joint venture of $9 million. These increases were partially offset by a net decrease in margins from our revenue contracts, which were primarily driven by the loss of WorldView-4 revenues, which had higher margins.

Adjusted EBITDA from the Earth Intelligence segment increased to $516 million from $152 million, or by $364 million, for the year ended December 31, 2018 compared to the same period in 2017. The increase was primarily driven by the inclusion of DigitalGlobe’s results for a full year compared to only one quarter of results in 2017.

Space Infrastructure

The following table provides selected financial information for the Space Infrastructure segment.

	Year ended December 31,			$ Change	% Change	$ Change	% Change
	2019	2018	2017	2018 to 2019		2017 to 2018
($ millions)
Total revenues	$706	$823	$932	$(117)	(14)%	$(109)	(12)%

Adjusted EBITDA	$(17)	$(75)	$(59)	$58	(77)%	$(16)	27%
Adjusted EBITDA margin percentage	(2.4)%	(9.1)%	(6.3)%

Changes in revenues from year to year are influenced by the size, timing and number of satellite contracts awarded in the current and preceding years and the length of the construction period for satellite contracts awarded. Revenues on satellite contracts are recognized using the cost-to-cost method to determine the percentage of completion over the construction period, which typically ranges between 20 to 36 months and up to 48 months in special situations. Adjusted EBITDA margins can vary from quarter to quarter due to the mix of our revenues and changes in our estimated costs to complete as our risks are retired and as our estimated costs to complete are increased or decreased based on contract performance.

Revenues from the Space Infrastructure segment decreased to $706 million from $823 million, or by $117 million, for the year ended December 31, 2019 compared to the same period in 2018. Revenues decreased primarily as a result of the impact of reduced volume in our GeoComm business and an increase in estimated costs to complete programs. The reduced volume was a result of new business not fully replacing existing backlog contracts that were completed during the period.

Revenues from the Space Infrastructure segment decreased to $823 million from $932 million, or by $109 million, for the year ended December 31, 2018 compared to the same period in 2017. Revenues decreased primarily as a result of the impact of reduced volume in our GeoComm business, an increase in estimated costs to complete programs and $28 million of liquidated damages which were recorded during 2018.

Adjusted EBITDA from the Space Infrastructure segment was a loss of $17 million compared to a loss of $75 million, or an increase of $58 million, for the year ended December 31, 2019 compared to the same period in 2018. The increase is primarily related to reduced research and development spend of $72 million and headcount reductions from restructuring initiatives resulting in lower costs and the impact of no new liquidated damages being incurred compared to $28 million of liquidated damages in 2018. These increases were partially offset by decreases from the effects of lower revenues and higher estimated costs to complete on certain projects along with losses incurred on developmental builds.

Adjusted EBITDA from the Space Infrastructure segment was a loss of $75 million compared to a loss of $59 million, or a change of $16 million, for the year ended December 31, 2018 compared to the same period in 2017. The decrease from 2017 to 2018 is primarily related to an increase in estimated costs to complete programs as a result of supplier performance issues and delays experienced during the second half of 2018, as well as unanticipated impacts of lower volume, which resulted in lower productivity and overhead absorption. In addition, we incurred $28 million of liquidated damages in 2018, compared to a recovery of liquidated damages during 2017 and research and development expenses were $13 million higher in 2018 compared to the same period in 2017. In 2017, Adjusted EBITDA included a credit of $26 million relating to the curtailment of a postretirement benefit plan which did not reoccur in 2018.

Corporate and other expenses

Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, retention costs, and fees for legal and consulting services.

Corporate and other expenses increased to $86 million from $49 million, or by $37 million, for the year ended December 31, 2019 compared to the same period in 2018. The increase was primarily driven by an increase in retention costs related to the Space Infrastructure segment of $24 million and an increase as a result of a shift of certain functions to corporate and other increases in selling, general and administrative expense of approximately $12 million.

Corporate and other expenses increased to $49 million from $8 million, or by $41 million for the year ended December 31, 2018 compared to the same period in 2017. The increase in corporate expenses was primarily driven by additional headcount as a result of the DigitalGlobe Transaction, and the expansion and ramp up of corporate functions to support our increased scale.

Intersegment eliminations

Intersegment eliminations are related to projects between our segments, primarily WV-Legion. Intersegment eliminations have increased for the years ended December 31, 2019 and 2018 compared to the same period of 2018 and 2017, respectively, primarily related to an increase in satellite construction activity.

BACKLOG

Our backlog by segment from continuing operations is as follows:

	December 31,	December 31,
	2019	2018
($ millions)
Earth Intelligence	$926	$1,433
Space Infrastructure	705	651
Total backlog	$1,631	$2,084
Unfunded contract options	1,382	1,213
Total	$3,013	$3,297

Order backlog, representing the estimated dollar value of firm funded contracts for which work has not been performed (also known as the remaining performance obligations on a contract), decreased to $1.6 billion from $2.1 billion, or by approximately $500 million, for the year ended December 31, 2019 compared to the same period in 2018. Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts. Approximately 61% of the total $1.6 billion backlog as of December 31, 2019 is expected to be converted into revenue in 2020.

Backlog in the Space Infrastructure segment is primarily comprised of multi-year awards, such as satellite builds. Fluctuations in the backlog are driven primarily by the timing of large program wins. Most of the Earth Intelligence segment contracts are annual contracts, which renew at various times throughout the year. As a result, the timing of when contracts are awarded and when option years are exercised may cause backlog to fluctuate significantly from period to period. The decrease in backlog within the Earth Intelligence segment is primarily driven by the timing of the exercise of the EnhancedView Contract option year and a decrease due to the termination of a contract related to the loss of WorldView-4. These decreases were partially offset by increases in geospatial services.

Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of December 31, 2019 were primarily comprised of the option years in the EnhancedView Contract (September 1, 2020 through August 31, 2023). We believe it is the U.S. government’s intention to exercise all option years, subject only to annual congressional appropriation of funding and the federal budget process. As each option year is exercised, it will be added to backlog.

Although backlog reflects business that is considered to be firm, terminations, amendments or cancellations may occur, which could result in a reduction in our total backlog.

LIQUIDITY & CAPITAL RESOURCES

Our sources of liquidity include cash provided by operations, collection or securitization of orbital receivables, access to existing credit facilities and, when available and efficient, to the capital markets. We generally maintain limited cash on hand and use available cash to pay down borrowings on our Syndicated Credit Facility. Our primary short-term cash requirements are to fund working capital, including requirements on long-term construction contracts (including our geostationary satellite contracts), fixed overhead costs, and to fund increased capital expenditures, including the construction of our WV-Legion constellation. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term construction contracts. Our medium-term to long-term cash requirements are to service and repay debt and to invest, including in facilities, equipment, technologies, and research and development for growth initiatives. These capital investments include investments to replace the capability or capacity of satellites which have or will go out of service in the future. Over the near-term to medium-term, it is also possible that our customers may fully or partially fund the construction of additional Legion satellites. We also have call options to purchase the remaining ownership interest in Vricon Inc., a joint venture accounted for under the equity method. The call options are exercisable beginning in the first quarter of either 2020 or 2021 which, if exercised, would require the use of capital. The call option is $150 million to $200 million, including assumed liabilities, but may vary based on future results. Cash is also used to pay dividends and finance other long-term strategic business initiatives. Our first maturity of long-term debt is in the fourth quarter of 2023.

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

We intend to use the net cash proceeds from the MDA Transaction to pay down the Company’s long-term debt. The net cash proceeds will be determined under the Company’s Original Syndicated Credit Facility, the 2023 Notes and the MDA Agreement. These proceeds include the netting of certain fees and liabilities, which include the indemnification of the MDA Purchaser for certain liabilities including a dispute with the Ukrainian customer.

We believe that our cash from operating activities generated from continuing operations during the year, together with available borrowings under our Revolving Credit Facility, will be adequate for the next twelve months to meet our anticipated uses of cash flow, including working capital, capital expenditure, debt service costs, dividend, and other commitments. While we intend to reduce debt over time using cash provided by operations and net proceeds from the MDA Transaction, we may also seek to meet long-term debt obligations, if necessary, by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings, proceeds from dispositions or other third-party sources. Following the sale of MDA, we will continue to evaluate if there are additional assets to be monetized.

Summary of cash flows

	Year ended December 31,
	2019	2018	2017
($ millions)
Cash provided by operating activities - continuing operations	$258	$114	$56
Cash provided by operating activities - discontinued operations	59	25	49
Cash provided by operating activities	317	139	105
Cash used in investing activities - continuing operations	(6)	(129)	(2,332)
Cash used in investing activities - discontinued operations	(7)	(21)	(9)
Cash used in investing activities	(13)	(150)	(2,341)
Cash (used in) provided by financing activities - continuing operations	(208)	15	2,257
Cash used in provided by financing activities - discontinued operations	(30)	(2)	(22)
Cash (used in) provided by financing activities	(238)	13	2,235
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	(1)	4
Cash, cash equivalents, and restricted cash, beginning of year	43	42	39
Cash, cash equivalents, and restricted cash, end of year	$109	$43	$42

Operating activities

Cash provided by operating activities related to continuing operations increased to $258 million from $114 million, or by $144 million, in the year ended December 31, 2019 from the corresponding period in 2018. The increase was primarily due to net income in 2019, compared to a net loss in 2018, adjusted for non-cash items and insurance proceeds of $183 million related to the loss of the WorldView-4 satellite. The insurance proceeds are included in operating cash flows as they are considered business interruption recovery and represent our satellite’s loss of capacity to produce imagery for sale to our customers.

Cash provided by operating activities related to discontinued operations increased to $59 million from $25 million, or by $34 million, in the year ended December 31, 2019 from the corresponding period in 2018. The increase was primarily due to favorable changes in working capital in 2019 compared to 2018 and net income in 2019, compared to a loss in 2018, adjusted for non-cash items.

Cash provided by operating activities related to continuing operations increased to $114 million from $56 million, or by $58 million, in the year ended December 31, 2018 from the corresponding period in 2017. The increase was primarily due to the inclusion of DigitalGlobe’s operating results, partially offset by a decrease in contract liabilities due to revenue recognized.

Cash provided by operating activities related to discontinued operations decreased to $25 million from $49 million, or by $24 million, in the year ended December 31, 2018 from the corresponding period in 2017. The decrease was primarily driven by net losses of $377 million during the period ended December 31, 2018, which included $477 million of impairment losses.

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

Investing activities

Cash used in investing activities related to continuing operations decreased to $6 million from $129 million, or by $123 million, in the year ended December 31, 2019 from the corresponding period in 2018. The primary investing activities included expenditures on property, plant and equipment of $257 million and $150 million, for the years ended December 31, 2019 and 2018, respectively, and investments in software of $57 million and $56 million, for the years ended December 31, 2019 and 2018, respectively. Property, plant and equipment expenditures in 2019 and 2018 primarily related to the build of our Legion satellite constellation. In 2019, these expenditures were partially offset by net proceeds of $280 million from the sale and subsequent leaseback of our properties in Palo Alto, California. In 2018, expenditures were partially offset by net proceeds of $68 million from the sale of one of our buildings in Palo Alto, California. Cash used in investing activities in 2019 was also partially offset by a return of capital from discontinued operations of $28 million.

Cash used in investing activities related to discontinued operations decreased to $7 million from $21 million, or by $14 million, in the year ended December 31, 2019 from the corresponding period in 2018. The decrease was primarily due to a decrease in cash investments in property, plant and equipment, intangible assets and the acquisition of Neptec Design Group Ltd. (“Neptec”) in 2018.

Cash used in investing activities from continuing operations decreased to $129 million from $2,332 million, or by $2,203 million, for the year ended December 31, 2018 from the corresponding period in 2017. Property, plant and equipment expenditures in 2018 of $206 million were primarily related to the build of our Legion satellite constellation and were partially offset by net proceeds of $68 million from the sale of one of our buildings in Palo Alto, California. The primary investing activity in 2017 was the acquisition of DigitalGlobe.

Cash used in investing activities related to discontinued operations increased to $21 million from $9 million, or by $12 million, in the year ended December 31, 2018 from the corresponding period in 2017. The primary investing activity in 2018 was the acquisition of Neptec for $6 million. Expenditures for property, plant and equipment were approximately $6 million in each of the years ended December 31, 2018 and 2017. Purchases of intangible assets were $6 million and $7 million, for the years ended December 31, 2018 and 2017, respectively.

Financing activities

Cash used in financing activities from continuing operations in 2019 increased to $208 million versus cash provided by financing activities of $15 million in 2018, or by $223 million. During the year ended December 31, 2019, cash used in financing activities from continuing operations included net proceeds from bank borrowings of $980 million offset by debt repayments of $1,115 million, debt issuance costs and fees paid to creditors of $24 million, repurchases of orbital receivables of $24 million and settlement of securitization liability of $20 million. During the year ended December 31, 2018, cash provided by financing activities from continuing operations included proceeds from bank borrowings of $104 million, proceeds from securitization of orbital receivables of $18 million and was offset by debt repayments of $27 million, settlement of securitization liability of $15 million and dividend payments of $65 million.

Cash used in financing activities related to discontinued operations increased to $30 million from $2 million, or by $28 million, in the year ended December 31, 2019 from the corresponding period in 2018. The increase was primarily due to a return of capital from discontinued operations to continuing operations of $28 million in 2019.

Cash provided by financing activities from continuing operations decreased to $15 million from $2,257 million, or by $2,242 million, in the year ended December 31, 2018 from the corresponding period in 2017. During the year ended December 31, 2018, cash provided by financing activities from continuing operations included net proceeds from bank borrowings of $104 million, proceeds from securitization of orbital receivables of $18 million, debt repayment of $27 million, settlement of securitization liability of $15 million, and dividend payments of $65 million. During the year ended December 31, 2017, cash provided by financing activities included proceeds from the Syndicated Credit Facility (as defined below) of $3,160 million, debt repayment of $779 million, payment of debt issuance costs of $63 million, settlement of securitization liability of $15 million and dividend payments of $47 million.

Cash used in financing activities related to discontinued operations decreased to $2 million from $22 million, or by $20 million, in the year ended December 31, 2018 from the corresponding period in 2017. The decrease was primarily due to $19 million in overdraft during the year ended December 31, 2017.

Long-term debt

The following table summarizes our long-term debt:

	December 31,	December 31,
	2019	2018
($ millions)
Syndicated Credit Facility:
Revolving credit facility	$—	$595
Term Loan A	—	500
Term Loan B	1,960	1,980
2023 Notes	1,000	—
Deferred financing	33	—
Debt discount and issuance costs	(54)	(41)
Obligations under finance leases and other	6	9
Total long-term debt	$2,945	$3,043

Syndicated Credit Facility

As of December 31, 2019, the senior secured syndicated credit facility (the “Original Syndicated Credit Facility”, as amended prior to December 31, 2019, including as described below, the “Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility maturing in December 2023 (the “Revolving Credit Facility”) and (ii) a senior secured first lien term B facility maturing in October 2024 (the “Term Loan B”).

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at our option, either (i) U.S. dollar LIBOR, plus a margin of 120 – 425 basis points per annum, based on our total leverage ratio or (ii) adjusted base rate, plus a margin of 20-325 basis points per annum, based on the Company’s total leverage ratio. The Term Loan B bears interest at our option, either (i) U.S. dollar LIBOR plus 275 basis points per annum, or (ii) adjusted base rate, plus a margin of 175 basis points per annum. In April 2018, we entered into interest rate swaps at a notional value of $1.0 billion maturing in April 2021 or April 2022. As of December 31, 2019, we had hedged approximately 51% of our floating rate exposure on our outstanding debt at an average base rate of 2.56% (excluding the margin specified in the Syndicated Credit Facility).

The Revolving Credit Facility is payable at maturity. The Term Loan B will amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan B, with the final balance payable at maturity. The Revolving Credit Facility and the Term Loan B may be repaid by us, in whole or in part, together with accrued interest, without premium or penalty.

The Syndicated Credit Facility is guaranteed by us and certain of our designated subsidiaries (the “Subsidiary Guarantors”). The security for the Syndicated Credit Facility, subject to customary exceptions, includes substantially all our tangible and intangible assets and our Subsidiary Guarantors. We are required to make mandatory prepayments of the outstanding principal and accrued interest of the Syndicated Credit Facility (i) upon the occurrence of certain events and (ii) to the extent of a specified percentage of annual excess cash flow that is not reinvested or used for other specified purposes. The Syndicated Credit Facility is subject to customary affirmative and negative covenants, default provisions, representations and warranties and other terms and conditions. As of December 31, 2019 and 2018, we were in compliance with our debt covenants.

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of December 31, 2019 and December 31, 2018, we had $18 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

Senior Secured Notes due 2023

In December 2019, we issued $1.0 billion in principal amount of 9.75% Senior Secured Notes due 2023 (“2023 Notes”) in a private placement to institutional buyers. The 2023 Notes were issued at a price of 98% and are recorded as long-term debt in our consolidated financial statements. The 2023 Notes bear interest at the rate of 9.75% per year, payable semi-annually in cash in arrears, which interest payments will commence in June 2020.

The 2023 Notes are guaranteed (“Guarantees”) on a senior secured basis by each of our existing and future subsidiaries that guarantees the Syndicated Credit Facility (“Guarantors”). The 2023 Notes are secured, equally and ratably with the Syndicated Credit Facility and any future first lien debt, by liens on the same assets that secure the Revolving Credit Facility and the Term Loan B.

The 2023 Notes and the Guarantees are our general senior secured obligations and rank equally in right of payment with all of our and the Guarantors’ existing and future unsubordinated debt (including the Syndicated Credit Facility). The 2023 Notes and the Guarantees are effectively senior to all of our and the Guarantors’ existing and future unsecured debt as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 2023 Notes and the Guarantees. The 2023 Notes and the Guarantees are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 2023 Notes or the Guarantees, are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2023 Notes, and are senior in right of payment to all of our and the Guarantors’ existing and future subordinated indebtedness.

The indenture governing the 2023 Notes limits, among other things, our and our restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce our satellite insurance; and consolidate or merge with, or sell substantially all of our assets to, another person. The 2023 Notes are also subject to compliance with a financial maintenance covenant in respect of our Consolidated Total Debt Ratio which is 7.25x at the end of the fiscal quarter ended December 31, 2019, 7.50x at the end of the fiscal quarter ending March 31, 2020, 7.75x at the end of each fiscal quarter thereafter until the fiscal quarter ending September 30, 2021, 7.50x at the end of each fiscal quarter thereafter until the quarter ending September 30, 2022, 6.50x at the end of each fiscal quarter thereafter until the fiscal quarter ending March 31, 2023, and 5.75x for each fiscal quarter thereafter (subject to a 0.25x reduction in each maximum level upon a disposition of a business line for greater than $500 million).

The 2023 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on December 15, 2021 at a redemption price of 107.313%, during the 12 months beginning on December 15, 2022 at a redemption price of 103.656%, and at any time on or after December 15, 2023 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date. We may also redeem the 2023 Notes, in whole or in part, at our option at any time prior to December 15, 2021 at a price equal to 100% of the principal amount of such 2023 Notes plus a “make-whole” premium, together with accrued but unpaid interest, if any, to, but excluding, the date of redemption. In addition, we may redeem up to 40% of the aggregate principal amount of the 2023 Notes at any time before December 15, 2021 with the net cash proceeds from certain equity offerings at a specified redemption price, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

In the event a change of control occurs (as defined in the indenture governing the 2023 Notes), each holder will have the right to require us to repurchase all or any part of such holder’s 2023 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2023 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Leaseback Deferred Financing

In December 2019, we completed the sale and subsequent leaseback of our owned properties in Palo Alto, California for proceeds of $291 million. We determined that the leaseback terms were off-market. In accordance with ASC 842 – Leases, we accounted for the excess of the leaseback payments over the present value of market rental payments as additional financing, separate from the lease liability. This resulted in recognition of deferred financing liability of $33 million which is repayable over the 10-year leaseback term.

Securitization liability

We have in place a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less, discounted to face value using prevailing market rates. During the year ended December 31, 2019, we did not sell any eligible receivables and repurchased $24 million of specifically identified orbital receivables. The orbital receivables were repurchased as a result of our customer transferring the obligation to another entity which did not meet the credit criteria of our lenders. During the year ended December 31, 2018, the Company sold orbital receivables for net proceeds of $18 million and did not repurchase any receivables. These sold orbital receivables were purchased in tranches that span multiple years and include longer-term maturities.

The orbital receivables that were securitized remain on our balance sheet as the accounting criteria for surrendering control of the orbital receivables were not met. The net proceeds received have been recognized as a securitization liability that has been subsequently measured at amortized cost using the effective interest rate method. The securitized orbital receivables and the securitization liabilities are being drawn down as payments are received from customers and passed on to the purchaser of the tranche. We continue to recognize orbital interest revenue on the orbital receivables that are subject to the securitization transactions and recognize interest expense to accrete the securitization liability.

Cash requirements related to interest costs, income taxes, and pensions and other postretirement obligations

Refer to Consolidated Statements of Cash Flows in Part II, Item 8, “Financial Statements and Supplementary Data” for cash payments for interest costs and income taxes, and Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk” for discussion of potential impacts of fluctuations in interest rates.

Funding of pension plans

Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plan. Failure to satisfy the minimum funding thresholds with respect to appropriate laws and regulations could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our U.S. qualified pension plan, we intend to contribute annually not less than the required minimum funding thresholds. The total estimated contributions expected to be paid to the plan for the year ended December 31, 2020 is $20 million.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

We enter into contractual obligations in the normal course of business. The following table provides a summary of our payment obligations for continuing operations in each of the next five years and thereafter specifically related to long-term debt, operating leases and other obligations.

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
($ millions)
Syndicated credit facility	$1,960	$20	$40	$1,900	$—
2023 Notes	1,000	—	—	1,000	—
Operating leases	281	42	70	52	117
Purchase obligations	591	447	128	16	—
Securitization liability (excluding interest)	87	16	34	30	7
Finance leases	4	2	2	—	—
Deferred financing and other long-term obligations[1]	38	8	11	4	15
Total	$3,961	$535	$285	$3,002	$139

1 Deferred financing relates to the sale leaseback.

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

As of December 31, 2019 and 2018, our banks issued letters of credit for $23 million and $52 million, respectively, in the normal course of business.

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

For further information on our contractual obligations, contingencies and commitments, see Note 23, “Commitments and contingencies” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data”.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, we had foreign exchange sales contracts of $9 million and letters of credit guaranteed by export credit agencies and the Senior Credit Facility, while indemnified by us. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. For a summary of our significant accounting policies, see Note 2, “Summary of significant accounting policies” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data”.

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

Space Infrastructure

Revenue in the Space Infrastructure segment is primarily generated from long-term construction contracts. Due to the long-term nature of these contracts, we generally recognize revenue over time using the cost-to-cost method to measure progress. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). An EAC includes all direct costs and indirect costs directly attributable to a program or allocable based on our program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes to an EAC are recorded as a cumulative adjustment to revenue.

Our cost estimation process is based on the professional knowledge of our engineering, program management and financial professionals and draws on their significant experience and judgment. We prepare EAC’s for our contracts and calculate estimated revenues and costs over the life of our contracts. Since our contracts typically span a period of several years, estimation of revenue, cost, and progress toward completion requires the use of judgment. Judgements and estimates are re-assessed at least quarterly with most estimates being updated on a monthly basis. Adjustments in estimates could have a material impact on revenue recognition based on the significance of the adjustments. Factors considered in these estimates include our historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, availability and cost of materials, components and subcontracts, the risk and impact of delayed performance and the level of indirect cost allocations.

Earth Intelligence

Revenue in the Earth Intelligence segment is generated from imagery and geospatial intelligence service contracts. Revenue from imagery service contracts is recognized based on satellite capacity made available to the customer in a particular period, when imagery is delivered to the customer, or ratably over the subscription period. Many of our imagery service contracts relate to the transfer of a series of distinct goods or services over time for which management has determined are a single performance obligation. Revenue from our geospatial intelligence service contracts is recognized from the rendering of services that compensate us at a cost-plus-fixed-fee, firm fixed price, or on a time and materials basis.

Some of our contracts contain multiple performance obligations, which requires us to estimate the standalone selling price of each performance obligation in order to allocate consideration transferred from the customer. We have not historically been able to use third-party evidence for determining standalone selling price due to the unique nature of our products and services and lack of visibility into competitor pricing. Standalone selling prices are determined based on management estimates that involve significant judgment. Multiple factors are considered based on the nature of the deliverables included within the contract, which include market conditions, competitive landscape, geographic or regional specific factors, internal costs, profit margin objectives and pricing practices used by us.

Pension benefits

The determination of projected benefit obligations and the fair value of plan assets for our pension and pension expense requires the use of estimates and actuarial assumptions. We perform an annual review of our estimates and actuarial assumptions in consultation with our actuaries and investment advisors. We believe that the accounting estimates related to our pension plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations and market conditions. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by our actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

The principal estimates and assumptions used in the measurement and recording of our pension benefit plans that have a significant effect on our Consolidated Financial Statements are the discount rate and expected return on plan assets.

Discount rates for the U.S. Space Infrastructure pension plans are calculated by actuaries using the Standard FTSE Pension Discount Curve. A singular discount rate is then determined, such that the resulting liability from discounting using the curve matches the liability resulting from discounting the same cash flows using the aforementioned singular discount rate.

The expected return on plan assets is based on our best estimate and input from plan investment advisors and actuaries. The rate is representative of a long-term expected return based on asset mix returns utilizing a 30-year annualized geometric return of net fees.

For further information regarding our pension benefit plans see Note 2, “Summary of significant accounting policies” and Note 19, “Employee benefit plans” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data”.

Goodwill

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

Based on the results of our quantitative assessment performed as of October 1, 2019, the estimated fair value of the MDA reporting unit was significantly in excess of its carrying value. This analysis was updated upon announcement of the MDA Transaction for the year ended December 31, 2019. The Company concluded that there were no impairment indicators related to goodwill at either of the dates the impairment analyses were performed.

The estimated fair value of the Earth Intelligence reporting unit slightly exceeded its carrying value. We performed a sensitivity analysis over key valuation assumptions. Due to the level of fair value exceeding carrying value and the results of the sensitivity analysis, we may need to record an impairment charge in the future if the operating results of Earth Intelligence are significantly lower than our strategic growth plan assumptions.

The Space Infrastructure reporting unit does not have any goodwill. Its estimated fair value was only used in evaluating the aggregate fair value of all reporting units to market data.

When evaluating goodwill for impairment, we typically estimate the fair value of each reporting unit using an income approach. To assess the reasonableness of our results, we reconcile the sum of the estimated fair values of the reporting units, including our Corporate balance sheet, to the Company’s market capitalization and market value of invested capital as of the date of our annual impairment test. The income approach utilizes a discounted cash flow approach, which requires the use of significant judgments and estimates, including future cash flows, terminal growth rates, and discount rates. The projections for future cash flows are generated using our strategic growth plan and include assumptions about future revenue growth, operating margins, capital expenditures, income tax rates, and working capital requirements. The terminal growth rate is used to calculate the value of cash flows beyond the last projected period in our discounted cash flow analysis and reflects our best estimates for stable, perpetual growth of our reporting units. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. The risk premium is a subjective adjustment that, by its very nature does not include market related data, but instead examines the prospects of the reporting unit relative to the broader industry to determine if there are specific factors, which may make it more “risky” relative to the industry.

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

Additional risks for goodwill across all reporting units include, but are not limited to, the risks discussed in Item 1A, “Risk Factors” contained within this Annual Report on Form 10-K, and:

●	a decline in our stock price and resulting market capitalization, if we determine the decline is sustained and is indicative of a reduction in the fair value below the carrying value of our reporting units;
●	our failure to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted value of our reporting units;
●	adverse technological events that could impact our performance;
●	volatility in equity and debt markets resulting in higher discount rates; and
●	significant adverse changes in the regulatory environment or markets in which we operate.

It is not possible at this time to determine if an impairment charge would result from these factors. We will continue to monitor our goodwill for potential impairment indicators in future periods.

Impairment of Long-Lived Assets

We review the carrying amount of long-lived tangible and intangible assets to be held and used in the business for impairment at least annually or whenever events or circumstances warrant such a review. Indicators of impairment include, but are not limited to: a significant change in the extent or manner in which an asset (or asset group) is used; a significant adverse change in the operations of our satellites; a change in government spending or customer demand that could affect the value of the asset group; a significant decline in the observable market value of an asset group; or a significant adverse change in legal factors or in the business climate that could affect the value of the asset group.

There were no impairments of long-lived assets during the year ended December 31, 2019.

Income Taxes

We are subject to income taxes in the United States, Canada, and other foreign jurisdictions. We compute the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the currently enacted tax rates that are expected to apply in years in which they are expected to be paid for or realized. All deferred income taxes are classified as non-current on our Consolidated Balance Sheets. Significant judgments are required in order to determine the realizability of tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future sources of taxable income, carry-forward periods available, the existence of prudent and feasible tax planning strategies and other relevant factors.

The recognition of uncertain tax positions is evaluated based on whether it is considered more likely than not that position taken, or expected to be taken, on a tax return will be sustained upon examination through litigation or appeal. For those positions that meet the recognition criteria, they are measured as the largest amount that is more than 50 percent likely to be realized upon ultimate settlement. We believe that the reserves for unrecognized tax benefits are adequate to cover all open tax years based on our assessment. If the expected outcome of the matter changes, we will adjust income tax expense accordingly in the period in which the expected outcome has changed. We classify interest and penalties related to income taxes as income tax expense.

We earn investment and other tax credits with respect to research and development expenses. The benefit of these tax credits is recorded as a reduction of income tax expense.

On December 22, 2017, the 2017 Tax Act was enacted into law, which significantly changed U.S. tax law. The 2017 Tax Act, among other things, lowered the U.S. statutory federal tax rate from 35% to 21%, modified existing interest limitation regulations and created new provisions for the base erosion and anti-abuse tax and global intangible low-taxed income inclusion that taxes certain payments between U.S. corporations and their foreign subsidiaries. During 2019, additional proposed and final regulations were released to clarify the provisions modified or created within the 2017 Tax Act. The effects of the final regulations and any proposed regulations that are anticipated to be enacted substantially in similar form were included in our annual results.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3, “New standards and interpretations not yet adopted” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for a discussion of recent accounting pronouncements.

NON-GAAP FINANCIAL MEASURES

In addition to results reported in accordance with U.S. GAAP, we use certain non-GAAP financial measures as supplemental indicators of our financial and operating performance. These non-GAAP financial measures include EBITDA and Adjusted EBITDA.

We define EBITDA as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA as EBITDA adjusted for certain items affecting comparability as specified in the calculation. Certain items affecting comparability include restructuring, impairments, satellite insurance recovery, gain on sale of assets, CEO severance and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Management believes that exclusion of these items assists in providing a more complete understanding of our underlying results and trends, and management uses these measures along with the corresponding U.S. GAAP financial measures to manage our business, evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. Adjusted EBITDA is a measure being used as a key element of our incentive compensation plan. The Syndicated Credit Facility also uses Adjusted EBITDA in the determination of our debt leverage covenant ratio. The definition of Adjusted EBITDA in the Syndicated Credit Facility includes a more comprehensive set of adjustments.

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

The table below reconciles our net (loss) income to EBITDA and Adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
($ millions)
Net income (loss)	$109	$(1,250)	$60
Income tax expense (benefit)	5	(48)	(168)
Interest expense, net	219	200	97
Interest income	(2)	—	—
Depreciation and amortization	376	439	152
EBITDA	$707	$(659)	$141
(Income) loss from discontinued operations, net of tax	(26)	377	(116)
Restructuring	18	13	—
Transaction and integration related expense	16	33	60
Impairment losses, including inventory	17	652	—
Satellite insurance recovery	(183)	—	—
Gain on sale of assets	(136)	(33)	—
CEO severance	3	—	—
Adjusted EBITDA	$416	$383	$85

Adjusted EBITDA:
Earth Intelligence	548	516	152
Space Infrastructure	(17)	(75)	(59)
Intersegment eliminations	(29)	(9)	—
Corporate and other expenses	(86)	(49)	(8)
Adjusted EBITDA	$416	$383	$85

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate borrowings under our Syndicated Credit Facility, which is comprised of the Revolving Credit Facility and Term Loan B. The Company uses interest rate swap agreements to manage interest rate risk associated with cash outflows from long-term debt.

As of December 31, 2019, there was $1.96 billion outstanding under our Syndicated Credit Facility. Term Loan B bears interest equal to, at our option, either (i) U.S. dollar LIBOR plus 275 basis points per annum, or (ii) adjusted base rate, plus a margin of 175 basis points per annum. In April 2018, we entered into interest rate swap agreements in order to fix the base interest rate to be paid over an aggregate amount of $1 billion of the Company’s variable rate long-term debt, at an average rate of 2.56% (excluding the margin specified in the Syndicated Credit Facility).

The Revolving Credit Facility bears interest at a rate equal to, at the Company’s option, either (i) U.S. dollar LIBOR, plus a margin of 120 - 425 basis points per annum, based on the Company’s total leverage ratio, or (ii) adjusted base rate, plus a margin of 20-325 basis points per annum, based on the Company’s total leverage ratio.

As of December 31, 2019, based upon the amounts outstanding under the Syndicated Credit Facility, net of the interest rate swaps and assuming the amounts were outstanding for a full calendar year, a 50 basis point increase in interest rates would increase interest expense under the Syndicated Credit Facility approximately $5 million. We may decide in future periods to engage in hedging transactions to further mitigate the interest rate risk under our Syndicated Credit Facility.

Foreign Currency Risk

Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Certain contractual relationships with customers and vendors mitigate risks from currency exchange rate changes that arise from normal purchasing and normal sales activities. Our revenue and purchase contracts are primarily denominated in U.S. dollars. However, fluctuations in the value of foreign currencies may make payments in U.S. dollars, as provided for under our existing contracts, more difficult for foreign customers. In addition, fluctuations in foreign currencies could introduce volatility into our financial statements for contracts denominated in a foreign currency.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Maxar Technologies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Maxar Technologies Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which together with subsequent amendments is included in ASC 842 – Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of estimate of total contract costs to be incurred for fixed-price long-term contract revenue

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company recognizes revenue over time using the cost-to-cost method to measure progress. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion (EAC). An EAC includes all direct costs, such as materials, labor, subcontract costs, overhead, and a ratable portion of general and administrative costs. Changes to an EAC are recorded as a cumulative adjustment to revenue. Each EAC requires the Company to make estimates regarding the revenue and cost associated with the design, manufacture, and delivery of its products and services.

We identified the evaluation of the estimate of total contract costs to be incurred for fixed-price, long-term contracts as a critical audit matter due to the complex nature of the Company’s products sold under such contracts. In particular, evaluating the Company’s judgments regarding the amount of time to complete the contracts, including the assessment of the nature and complexity of the work to be performed, involved a high degree of subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to develop estimates of total contract costs to be incurred. This included controls related to the development of the estimated amount of time to complete the contracts, including the assessment of the nature and complexity of the work to be performed. For selected contracts, we compared the Company’s original or prior period estimate of total contract costs to be incurred to changes to total contract costs to be incurred in the current year to assess the Company’s ability to accurately estimate costs. We interviewed operational personnel of the Company to evaluate progress to date, the estimate of remaining costs to be incurred, and factors impacting the amount of time and cost to complete the selected contracts, including the assessment of the nature and complexity of the work to be performed.

Evaluation of the goodwill impairment analysis for the Earth Intelligence and Space Infrastructure reporting units

As discussed in Notes 2, 4, and 9 to the consolidated financial statements, the goodwill balance as of December 31, 2019, was $1,765 million. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be less than its fair value.

We identified the evaluation of the carrying value of goodwill for the Earth Intelligence and Space Infrastructure reporting units as a critical audit matter. There was a high degree of subjectivity and auditor judgment required to evaluate the Company’s impairment test, which was performed using a discounted cash flow model and included assumptions related to forecasted revenue growth rates, estimated costs, and discount rates. Minor changes to these key assumptions could have a significant effect on the assessment of the carrying value of the goodwill.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls over the development of key assumptions of forecasted revenue growth rates, estimated costs, and discount rates. To evaluate the Company’s ability to forecast revenues and costs, we compared the Company’s historical forecasts to actual results. We also evaluated the Company’s forecasted revenues and costs by comparing the forecasts to the underlying business strategies and growth plans. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating each of the discount rates used, by comparing them against ranges that were independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Denver, Colorado
March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Maxar Technologies Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Maxar Technologies Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Maxar Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity of Maxar Technologies Inc. and subsidiaries (the Company) for the year ended December 31, 2017 and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion

/s/ KPMG LLP

We served as the Company's auditor from 2002 to 2018.

Vancouver, Canada

March 1, 2019, except for note 4, as to which the date is March 2, 2020

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended
	December 31,
	2019	2018	2017
Revenues:
Product	$560	$697	$877
Service	1,106	1,107	380
Total revenues	$1,666	$1,804	$1,257
Costs and expenses:
Product costs, excluding depreciation and amortization	$593	$775	$764
Service costs, excluding depreciation and amortization	382	313	160
Selling, general and administrative	325	446	337
Depreciation and amortization	376	439	152
Impairment losses	14	586	—
Satellite insurance recovery	(183)	—	—
Gain on sale of assets	(136)	(33)	—
Operating income (loss)	295	(722)	(156)
Interest expense, net	219	200	97
Other (income) expense, net	(1)	1	(30)
Income (loss) before taxes	77	(923)	(223)
Income tax expense (benefit)	5	(48)	(168)
Equity in (income) loss from joint ventures, net of tax	(11)	(2)	1
Income (loss) from continuing operations	83	(873)	(56)
Income (loss) from discontinued operations, net of tax	26	(377)	116
Net income (loss)	$109	$(1,250)	$60

Basic income (loss) per common share:
Income (loss) from continuing operations	$1.39	$(15.03)	$(1.36)
Income (loss) from discontinued operations, net of tax	0.44	(6.49)	2.82
Basic income (loss) per common share	$1.83	$(21.52)	$1.46

Diluted income (loss) per common share:
Income (loss) from continuing operations	$1.38	$(15.03)	$(1.36)
Income (loss) from discontinued operations, net of tax	0.43	(6.49)	2.82
Diluted income (loss) per common share	$1.81	$(21.52)	$1.46

See accompanying notes to consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended
	December 31,
	2019	2018	2017
Net income (loss)	$109	$(1,250)	$60
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment [1]	15	(19)	7
Unrealized loss on derivatives	(12)	(7)	(3)
Loss on pension and other postretirement benefit plans	(26)	(5)	(14)
Other comprehensive loss, net of tax	(23)	(31)	(10)
Comprehensive income (loss), net of tax	$86	$(1,281)	$50

[1]

Included within Foreign currency translation adjustments is a net gain on hedge of net investment in foreign operations of $5 million for the year ended December 31, 2019 and a net loss on hedge of net investment in foreign operations of $23 million and $0 million 2018 and 2017, respectively.

See accompanying notes to consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Consolidated Balance Sheets

(In millions)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$59	$19
Trade and other receivables, net	357	350
Inventory	20	29
Advances to suppliers	42	42
Prepaid and other current assets	32	35
Current assets held for sale	751	203
Total current assets	1,261	678
Non-current assets:
Orbital receivables	382	407
Property, plant and equipment, net	758	725
Intangible assets, net	991	1,204
Non-current operating lease assets	176	—
Goodwill	1,455	1,455
Other non-current assets	134	107
Non-current assets held for sale	—	482
Total assets	$5,157	$5,058
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$153	$149
Accrued liabilities	130	124
Accrued compensation and benefits	93	80
Contract liabilities	271	332
Current portion of long-term debt	30	16
Current operating lease liabilities	40	—
Other current liabilities	49	27
Current liabilities held for sale	230	154
Total current liabilities	996	882
Non-current liabilities:
Pension and other postretirement benefits	197	178
Contract liabilities	4	60
Operating lease liabilities	173	—
Long-term debt	2,915	3,027
Other non-current liabilities	110	186
Non-current liabilities held for sale	—	58
Total liabilities	4,395	4,391
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized and 59.9 million outstanding at December 31, 2019; nil par value, unlimited authorized common shares and 59.4 million outstanding at December 31, 2018)	—	1,713
Additional paid-in capital	1,784	59
Accumulated deficit	(1,082)	(1,188)
Accumulated other comprehensive income	59	82
Total Maxar stockholders' equity	761	666
Noncontrolling interest	1	1
Total stockholders' equity	762	667
Total liabilities and stockholders' equity	$5,157	$5,058

See accompanying notes to consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows provided by (used in):
Operating activities:
Net income (loss)	$109	$(1,250)	$60
Net (income) loss from discontinued operations	(26)	377	(116)
Net income (loss) from continuing operations	83	(873)	(56)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment losses including inventory	17	651	—
Depreciation and amortization	376	439	152
Amortization of debt issuance costs and other noncash interest expense	11	9	3
Stock-based compensation expense	20	20	23
Loss from early extinguishment of debt	22	—	23
Gain on sale of assets	(136)	(33)	—
Deferred income tax expense (benefit)	—	(48)	(169)
Equity in (income) loss from joint ventures, net of tax	(11)	(2)	1
Other	7	28	(5)
Changes in operating assets and liabilities:
Trade and other receivables	(20)	(19)	56
Accounts payables and accrued liabilities	7	113	(7)
Contract liabilities	(117)	(158)	(15)
Other	(1)	(13)	50
Cash provided by operating activities - continuing operations	258	114	56
Cash provided by operating activities - discontinued operations	59	25	49
Cash provided by operating activities	317	139	105
Investing activities:
Purchase of property, plant and equipment and development or purchase of software	(314)	(206)	(59)
Sale of assets	280	68	—
Cash collected on note receivable	—	5	—
Cash paid for acquisition, net of tax	—	—	(2,273)
Disposal of subsidiary and short-term investments	—	4	—
Return of capital from discontinued operations	28	—	—
Cash used in investing activities - continuing operations	(6)	(129)	(2,332)
Cash used in investing activities - discontinued operations	(7)	(21)	(9)
Cash used in investing activities	(13)	(150)	(2,341)
Financing activities:
Net (payment) proceeds of revolving credit facility	(595)	—	3,160
Net proceeds from issuance of 2023 Notes and other long-term debt	980	104	—
Repayments of long-term debt	(520)	(24)	(779)
Payment of debt issuance costs	(4)	(3)	—
Refinancing fees paid to creditors	(20)	—	(63)
Repurchase of orbital receivables	(24)	—	—
Settlement of securitization liability	(20)	(15)	(15)
Proceeds from securitization of orbital receivables	—	18	—
Payment of dividends	(2)	(65)	(47)
Other	(3)	—	1
Cash (used in) provided by financing activities - continuing operations	(208)	15	2,257
Cash used in financing activities - discontinued operations	(30)	(2)	(22)
Cash (used in) provided by financing activities	(238)	13	2,235
Increase in cash, cash equivalents, and restricted cash	66	2	(1)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	—	(1)	4
Cash, cash equivalents, and restricted cash, beginning of year	43	42	39
Cash, cash equivalents, and restricted cash, end of year	$109	$43	$42

Reconciliation of cash flow information:
Cash and cash equivalents	$105	$35	$19
Restricted cash included in prepaid and other current assets	1	7	6
Restricted cash included in other non-current assets	3	1	17
Total cash, cash equivalents, and restricted cash	$109	$43	$42

See accompanying notes to consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In millions, except per share amounts)

	Common Stock		Additional	Retained earnings	Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	(Accumulated deficit)	comprehensive income (loss)	interest	equity
Balance as of December 31, 2016	36.4	$466	$31	$114	$123	$1	$735
Common stock issued as part of acquisition of DigitalGlobe, net of stock issuance costs	19.6	1,071	—	—	—	—	1,071
Common stock issued under employee stock purchase plan	0.1	5	—	—	—	—	5
Common stock issued upon vesting or exercise of stock-based compensation awards	0.1	8	(8)	—	—	—	—
Issuance of replacement equity-classified awards pursuant to acquisition	—	—	16	—	—	—	16
Equity classified stock-based compensation expense	—	—	12	—	—	—	12
Dividends ($1.14 per common share)	—	—	—	(47)	—	—	(47)
Comprehensive income (loss)	—	—	—	60	(10)	—	50
Balance as of December 31, 2017	56.2	1,550	51	127	113	1	1,842
Common stock issued to dissenting stockholders	2.2	111	—	—	—	—	111
Common stock issued as part of acquisition of Neptec	0.5	25	—	—	—	—	25
Common stock issued under employee stock purchase plan	0.1	3	—	—	—	—	3
Common stock issued upon vesting or exercise of stock-based compensation awards	0.4	24	(24)	—	—	—	—
Reclassification of liability classified stock-based compensation awards to equity classified	—	—	1	—	—	—	1
Equity classified stock-based compensation expense	—	—	31	—	—	—	31
Dividends ($1.14 per common share)	—	—	—	(65)	—	—	(65)
Comprehensive income (loss)	—	—	—	(1,250)	(31)	—	(1,281)
Balance as of December 31, 2018	59.4	$1,713	$59	$(1,188)	$82	$1	$667
Reclassification of APIC due to domestication	—	(1,713)	1,713	—	—	—	—
Common stock issued under employee stock purchase plan	0.2	—	1	—	—	—	1
Common stock issued upon vesting or exercise of stock-based compensation awards	0.3	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	11	—	—	—	11
Dividends ($0.04 per common share)	—	—	—	(3)	—	—	(3)
Comprehensive income (loss)	—	—	—	109	(23)	—	86
Balance as of December 31, 2019	59.9	$—	$1,784	$(1,082)	$59	$1	$762

See accompanying notes to consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Tabular amounts in millions of dollars, unless otherwise noted)

1.  GENERAL BUSINESS DESCRIPTION

Maxar Technologies Inc. (the “Company” or “Maxar”) is a leading provider of solutions in Earth intelligence and space infrastructure. Maxar helps government and commercial customers to monitor, understand and navigate the changing planet; deliver global broadband communications; and explore and advance the use of space. The Company’s approach combines decades of deep mission understanding and a proven commercial and defense foundation to deliver services with speed, scale and cost effectiveness. The Company works to help customers globally harness the potential of space. Maxar’s stock trades on the New York Stock Exchange and Toronto Stock Exchange under the symbol “MAXR”.

On January 1, 2019, the Company completed a reorganization of its corporate structure pursuant to which the Company directly acquired all of the issued and outstanding shares of Maxar Technologies Ltd. (“Maxar Canada”), and the Company replaced Maxar Canada as the publicly-held parent company of the Maxar group (“U.S. Domestication”). Prior to U.S. Domestication, Maxar Canada reported to securities regulators in both Canada and the U.S., financial statements prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board. Upon completion of the U.S. Domestication, and including the report herein, the Company has prepared its financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

Definitive Agreement to Sell MDA

On December 30, 2019, the Company announced that Maxar Technologies Holdings Inc., a Delaware corporation and wholly-owned subsidiary of Maxar (“Maxar Holdings” and, together with the Company, the “Sellers”), and Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. (“MDA Purchaser”) entered into a Stock Purchase Agreement, dated as of December 29, 2019 (the “MDA Agreement”), that provides for, among other things, the MDA Purchaser to purchase MDA, the Company’s Canadian subsidiary, from the Sellers for an aggregate purchase price of approximately C$1.0 billion (the “MDA Transaction”). The MDA business encompasses ground stations, radar satellite products, robotics, defense and satellite components. Pursuant to the Agreement, the MDA Purchaser will acquire all of the outstanding shares in the entities that operate Maxar’s MDA business. This expected divestiture represents a strategic shift in the Company’s business and, in accordance with U.S. GAAP, qualifies as a discontinued operation. As a result, the operating results and cash flows related to the MDA business have been reflected as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. The assets and liabilities that are to be sold have met the requirements to be classified within the Consolidated Balance Sheets under a held for sale designation. See Note 4 for details. As a result of classifying the MDA reporting segment as discontinued operations, the Company is now comprised of two reportable segments: Earth Intelligence and Space Infrastructure.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

The Consolidated Financial Statements include the accounts of Maxar Technologies Inc., and all consolidated subsidiary entities. The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission. All intercompany balances and transactions are eliminated on consolidation.

The Company's Consolidated Financial Statements are presented in U.S. dollars and have been prepared on a historical cost basis, except for certain financial assets and liabilities including derivative financial instruments which are stated at fair value. References to “C$” refer to Canadian currency.

Unless otherwise indicated, amounts provided in the Notes pertain to continuing operations (See Note 4 for information on discontinued operations).

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

Leases

The Company has both operating and finance leases. The majority of the Company’s leases are operating leases related to buildings. The Company’s finance leases are primarily related to furniture and equipment.

The Company determines if a contract is or contains a lease at inception based on whether it conveys the right to control the use of an identified asset. The Company recognizes lease liabilities and right-of-use assets based on the present value of the future minimum lease payments over the lease term at commencement date. Right-of-use assets are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. If the rate implicit in the lease is not readily determinable, the Company’s incremental borrowing rate with a similar term to the lease term is used to determine the present value of future payments and appropriate lease classification. The lease term includes renewal options that are reasonably certain to be exercised. For adoption, the Company elected to consider the remaining lease term and payments as of the adoption date. The Company elected the practical expedient not to separate lease and non-lease components. The Company also elected to include in minimum lease payments any executory costs that are part of the fixed lease payment.

Some of the Company’s building lease agreements contain incentives for leasehold improvements. If the leasehold improvement has been determined to be owned by the lessee, the Company generally records a deferred rent liability and amortizes the deferred rent over the term of the lease as a reduction to rent expense. The Company uses the date of initial possession as the commencement date, which is generally when the Company has been given rights to access the space.

Leases with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheets and are recognized as lease expense on a straight-line basis in the Consolidated Statements of Operations. Certain leasing arrangements require variable payments, such as insurance and tax payments. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the right-of-use asset and lease liability and are recognized as expense in the period in which the payment occurs.

The Company does not have any material restrictions or covenants in our lease agreements, sale leaseback transactions or residual value guarantees. The Company recognizes fixed lease expense for operating leases on a straight-line basis over the lease term. The Company recognizes amortization expense on finance lease right-of-use assets and interest expense on finance lease liabilities over the lease term.

Business combinations and divestitures

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

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results when the business is classified as held for sale. The results of discontinued operations are reported in Income (loss) from discontinued

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

operations, net of tax in the Consolidated Statements of Operations for current and prior periods, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Assets and liabilities of a discontinued operation are reported separately in the Consolidated Balance Sheets as held for sale and classified as either current or non-current in the prior periods. If it is probable that the sale will occur and proceeds will be collected within one year of meeting the held for sale criteria both assets and liabilities classified as held for sale are reported in the current period Consolidated Balance Sheet as current.

Foreign currency

Assets and liabilities of non-U.S. subsidiaries that operate in local currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments, net of tax, recorded in Accumulated other comprehensive income (loss) within the Stockholders’ equity section of the Consolidated Balance Sheets. Income and expense accounts are translated at average monthly exchange rates during the year.

Revenue recognition

Revenue is recognized in accordance with the five-step model set forth by ASC 606, which involves identification of the contract(s), identification of performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the previously identified performance obligations and recognition of revenue as the performance obligations are satisfied.

Revenue is measured at the fair value of consideration received or receivable, net of discounts and after eliminating intercompany sales. When consideration received from customers includes advance payments that contain a financing element, the Company imputes interest on such advance payments and recognizes such amounts as a component of revenue.

Contract costs generally include direct costs such as materials, labor, and subcontract costs. Costs are expensed as incurred except for incremental costs incurred to obtain or fulfill a contract, which are capitalized and amortized on a systematic basis consistent with the transfer of goods or services to the customer to which the capitalized costs relate. As of December 31, 2019 and December 31, 2018, current costs to obtain or fulfill a contract were $6 million and $3 million, respectively, and are included in Prepaid and other current assets within the Consolidated Balance Sheets. As of December 31, 2019 and December 31, 2018, non-current costs to obtain or fulfill a contract were $37 million and $30 million, respectively, and are included in Other non-current assets within the Consolidated Balance Sheets.

Space Infrastructure

Revenue in the Space Infrastructure segment is primarily generated from long-term construction contracts. Due to the long-term nature of these contracts, the Company generally recognizes revenue over time using the cost-to-cost method to measure progress. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). An EAC includes all direct costs and indirect costs directly attributable to a program or allocable based on program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes to an EAC are recorded as a cumulative adjustment to revenue. During the year ended December 31, 2019, the Company incurred an estimated program loss of $49 million on a commercial satellite contract within the Space Infrastructure segment due to a change in the estimated cost to complete the contract. The scope of this contract included significant development effort which is nearing completion.

Satellite construction contracts may include performance incentives whereby payment for a portion of the purchase price is contingent upon in-orbit performance of the satellite. These performance incentives are structured in two forms. As a warranty payback, the customer pays the entire amount of the performance incentive during the period of the satellite construction and such incentives are subject to refund if satellite performance does not achieve certain predefined

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

operating specifications. As an orbital receivable, the customer makes payment of performance incentives over the in-orbit life of the satellite. Performance incentives, whether warranty payback or orbital receivables, are included in revenue during the construction period based on amounts expected to be received. Orbital receivables are recorded at their fair value as of the launch date and adjustments to the amount receivable of the discount during the in-orbit period are recorded as orbital income. As of December 31, 2019 and 2018, long-term orbital receivables were $382 million and $407 million, respectively and are included in Non-current assets on the Consolidated Balance Sheets. In addition to the in-orbit performance incentives, satellite construction contracts may include liquidated damages clauses. Liquidated damages can be incurred on programs as a result of delays due to slippage or for programs which fail to meet all milestone requirements as outlined within the contractual arrangements with customers. Losses related to liquidated damages result in a reduction of revenue recognition.

Construction contracts have termination and default clauses. If a contract is terminated for convenience by a customer or due to a customer’s default, the Company is typically entitled to costs incurred plus a reasonable profit.

Earth Intelligence

Revenue in the Earth Intelligence segment is generated from imagery and geospatial intelligence service contracts. Revenue from imagery service contracts is recognized based on satellite capacity made available to the customer in a particular period, when imagery is delivered to the customer, or ratably over the subscription period. Many of our imagery service contracts relate to the transfer of a series of distinct goods or services over time for which management has determined are a single performance obligation.

EnhancedView Follow-On Contract – The EnhancedView Follow-On contract (the “EnhancedView Contract”) includes one performance obligation to deliver a certain amount of capacity to the U.S. government over the 10-year contractual term ending on August 31, 2020. While other promised goods or services exist in the EnhancedView Contract, none are considered distinct and, thus, do not represent separate performance obligations. Revenue is recognized as capacity is provided to the customer. As a consistent amount of capacity is being made available, revenue is recognized on a ratable basis. In 2018, the Company signed an agreement that added three option years to the EnhancedView Contract extending the term to August 21, 2023. The Company determined that these option years do not provide a material right to the customer, and therefore do not give rise to additional performance obligations. As each option year is exercised, the consideration payable by the U.S. government will be recognized as revenue as capacity is provided over that option year.

Direct Access Program – Direct Access Program arrangements generally include construction of the direct access facility, access to the satellites to task and download imagery and facility maintenance services. The facility is generally delivered at the beginning of the contractual period of performance with access and maintenance services delivered over the duration of the contractual term. Under ASC 606, the Company has determined that two performance obligations exist; the access and the facility promised goods/services are included together as a combined performance obligation with maintenance services representing a standalone performance obligation. The access and the facility are considered a single performance obligation as the customer cannot benefit from the facility on its own or with other readily available resources. The transaction price allocated to the combined performance obligation is recognized as access minutes are consumed during the contractual period. The remaining transaction price allocated to the maintenance services is recognized ratably over the maintenance period.

Other Imagery Arrangements – Revenue is recognized for imagery licenses when the imagery is delivered to the customer. Revenues related to online imagery subscriptions are generally recognized ratably over the subscription period. Other imagery arrangements transfer a series of distinct goods or services over time for which management has determined are a single performance obligation or include multiple performance obligations.

Revenue from geospatial intelligence service contracts is recognized from the rendering of services that compensate the Company at a cost-plus-fixed-fee, firm fixed price, or on a time and materials basis. Revenue is typically recognized for

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

these contracts over time based on the stage of services completed to date as a percentage of total services to be performed, or on the basis of time plus reimbursable costs incurred during the period. As the customer typically controls the related work-in-progress, an input measure is the most appropriate basis with which to measure progress. Finally, as cost of labor is the predominant measure by which these contracts are structured, the Company recognizes revenue using a cost-incurred approach.

Contract liabilities

Contract liabilities primarily consist of advance payments from customers and deferred revenue. Changes in contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

Earnings per share

Earnings per common share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding during the period.

Diluted income per common share is computed by adjusting the basic income per common share calculation, as described above, for the effects of all potentially dilutive shares. The Company calculates the effects of all potentially dilutive shares using the treasury stock method unless they are anti-dilutive.

Research and development

Research and development costs are expensed in the period incurred. For the years ended December 31, 2019, 2018 and 2017, the Company expensed research and development costs of $10 million, $88 million, and $62 million, respectively in Selling, general and administrative within the Consolidated Statements of Operations.

Interest expense

Interest expense is comprised of borrowing cost on debt, interest expense on advance payments from customers and other liabilities, interest expense on the orbital securitization liability, losses incurred on the extinguishment of debt, and interest expense on dissenting stockholders liability. Interest expense is recognized within Interest expense, net in the Consolidated Statements of Operations.

Debt issuance costs related to the Company’s revolving line of credit are recorded in Prepaid and other current assets and in Other non-current assets in the Consolidated Balance Sheets. Debt issuance costs and debt discount related to the Company’s term loan and senior secured notes are recorded as a direct deduction from the carrying amount of the related debt.

Derivative financial instruments and hedging activities

Derivative financial instruments used by the Company consist of foreign currency forward contracts and interest rate swap agreements. The Company uses foreign currency forward contracts to manage foreign exchange risk associated with the cash flows from long-term construction contracts where some portion of the cash flows are denominated in foreign currencies as part of the normal course of business. The Company uses interest rate swap agreements to manage interest rate risk associated with cash outflows from long-term debt. Derivative financial instruments are measured at fair value. When derivative financial instruments are designated in a qualifying hedging relationship and hedge accounting is applied, the effectiveness of the hedges is measured at the end of each reporting period and the effective portion of changes in fair value are deferred in accumulated other comprehensive income. Amounts deferred in accumulated other

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

comprehensive income are reclassified to income when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in income in each period. Cash transactions related to the Company’s derivative contracts accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. For foreign exchange contracts not in a qualifying hedging relationship, changes in fair value are recognized immediately as a foreign exchange gain or loss in Other (income) expense, net within the Consolidated Statements of Operations.

Hedge accounting is discontinued when the hedging instrument expires or is sold, terminated, exercised or no longer qualifies for hedge accounting. At that time, if the forecasted transaction within a cash flow hedge remains probable, any cumulative gain or loss on the hedging instrument recognized in Other comprehensive income (loss) is retained in equity until the forecasted transaction occurs. If the forecasted transaction is no longer expected to occur, the net cumulative gain or loss previously recognized in other comprehensive income is transferred to income. As of January 1, 2019, the Company has discontinued hedge accounting on foreign exchange forward contracts related to its manufacturing and service programs, however the Company will continue to hedge its exposure for economic purposes.

The Company does not offset the fair value amounts recognized with derivative instruments against the change in fair value of assets, liabilities or firm commitments executed with the same counterparty under a master netting agreement.

Cash, cash equivalents and restricted cash

Cash and cash equivalents is comprised of cash on hand, cash balances with banks and similar institutions and term deposits redeemable within three months or less from date of acquisition with banks and similar institutions. Restricted cash is excluded from cash and cash equivalents and is included in Prepaid and other current assets or Other non-current assets in the Consolidated Balance Sheets.

Trade and other receivables

Trade and other receivables include amounts billed to customers, unbilled receivables in which the Company’s right to consideration is unconditional and current portion of orbital receivables (see Note 6). The Company bills customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries. The carrying amount of current trade receivables is stated at cost, net of allowance for doubtful accounts.

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

Investments

Short-term investments consist of mutual funds and financial instruments purchased with a term to maturity at inception between three months and one year. Short-term investments are measured at fair value through net income. Short-term investments are included within Prepaid and other current assets in the Consolidated Balance Sheets.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company has investments in joint ventures where it does not have a controlling financial interest but has the ability to exercise significant influence. These investments are accounted for under the equity method and are included within Other non-current assets in the Consolidated Balance Sheets. The Company’s share of the joint venture’s net income or loss is included within Equity in (income) loss from joint ventures, net of tax in the Consolidated Statements of Operations.

The Company’s most significant joint venture is Vricon Inc. (“Vricon”), a joint venture with Saab AB, specializing in the production of 3D models using high resolution imagery. The Company has an ownership interest of approximately 50% in Vricon. The following tables present summarized financial information for Vricon as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017.

Summarized Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

Current assets	$49	$12
Non-current assets	5	6
Total assets	$54	$18

Total liabilities [1]	$10	$5

1 For the years ended December 31, 2019 and 2018, liabilities were classified as current.

Summarized Consolidated Statements of Operations

	Year Ended
	December 31,
	2019	2018	2017
Revenues	$54	$21	$14
Gross profit	$51	$19	$14
Income from operations	$32	$2	$1
Net income	$24	$1	$1

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

Property, plant and equipment

Property, plant and equipment is measured at cost less accumulated depreciation. Cost for satellite assets includes amounts related to design, construction, launch and commissioning. Cost for ground system assets include amounts related to construction and testing. Interest expense is capitalized on certain qualifying assets that take a substantial period of time to prepare for their intended use. When the costs of certain components of an item of property, plant and equipment are significant in relation to the total cost of the item and the components have different useful lives, they are accounted for and depreciated separately. Property, plant and equipment under construction are measured at cost less any impairment losses.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Depreciation expense is recognized in income on a straight-line basis over the estimated useful life of the related asset to its residual value. Expected useful lives are reviewed at least annually. Land is not depreciated.

The estimated useful lives are as follows:

Estimated useful life
Land improvements	20 years
Buildings	7 - 45 years
Leasehold improvements	lesser of useful life or term of lease
Equipment	2 - 40 years
Satellites [1]	11.5 - 14 years
Furniture and fixtures	2 - 10 years
Computer hardware	2 - 13 years

[1]

The estimated useful life over which the Company depreciates its satellites is determined once a satellite has been placed into orbit. The initial determination of a satellites useful life involves an analysis that considers design life, random part failure probabilities, expected component degradation and cycle life, predicted fuel consumption and experience with satellite parts, vendors and similar assets.

Intangible assets

Intangible assets consist of customer relationships, backlog, acquired technologies and software, image library, trade names, licenses and non-compete agreements. Intangible assets are generally amortized on a straight-line basis over their estimated useful lives and are recorded at fair value at the time of acquisition, or in the case of internally developed software, at cost. Image library intangibles assets are amortized using the double declining balance method. Intangible assets are currently amortized over the following estimated useful lives:

Estimated useful life
Customer relationships	9 - 21 years
Backlog	3 - 5 years
Technologies	5 - 13 years
Software	3 - 10 years
Image library	5 years
Trade names and other	5 - 20 years
Non-compete agreements	2 years

Impairment

Intangible assets and property, plant and equipment and other long-lived assets

Intangible assets, property, plant and equipment and other long-lived assets are tested for impairment at least annually on October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Intangible assets and property, plant and equipment and other long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss is measured as the amount by

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

which the asset’s carrying value exceeds its fair value and recorded as a reduction in the carrying value of the related asset.

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

In December 2018, the Company experienced a loss of the Worldview-4 satellite and in 2019, the Company received insurance recoveries of $183 million. The insurance proceeds are included in operating cash flows as they are considered business interruption insurance and represent the Company’s satellite’s loss of capacity to produce imagery for sale to the Company’s customers.

Orbital Receivables

The Company considers an orbital receivable to be impaired when, based upon current information and events, it believes it is probable the carrying valuing of the amounts to be collected exceed the fair value of the receivables. Orbital receivables are reviewed for impairment at least annually during the fourth quarter or whenever changes in circumstances indicate that the Company will not collect all amounts due according to the contractual terms of the satellite construction agreement. Orbital impairments are typically included in Impairment losses within the Consolidated Statements of Operations.

Goodwill

Goodwill is tested for impairment at least annually on October 1, or whenever events or changes in circumstances indicate that its carrying amount may be less than its recoverable amount.

Goodwill is tested for impairment at the reporting unit level. Management typically uses an income approach to estimate the fair value of a reporting unit. Management uses judgment to estimate the inputs to these assessments including cash flow projections, discount rates and tax rates, and any changes to these inputs could have a material impact on the impairment calculation. An impairment loss is recognized to the extent that the carrying value of a reporting unit exceeds its fair value. The Company evaluates the aggregate fair value of its reporting units against market data to support its fair value estimates.

Warranty and after-sale service costs

A liability for warranty and after-sale service costs is recognized when the underlying product or service is sold. Warranty and after-sale service provisions are based on management’s best estimate of the expected obligation using historical warranty data and experience. Warranty and after-sale service liabilities related to products and services delivered under construction contracts are included in the EAC for revenue recognition. Warranty and after-sale service liabilities are presented in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets. Warranty and after-sale service costs are recognized within Product and Service costs, excluding depreciation and amortization in the Consolidated Statement of Operations.

Restructuring costs

A liability for restructuring costs is recognized when the Company has approved a detailed and formal restructuring plan and the restructuring either has commenced or has been announced publicly. Restructuring liabilities are presented in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets. Restructuring costs are recognized within Selling, general and administrative expense and within Product costs and Service costs, excluding depreciation and amortization in the Consolidated Statements of Operations.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Employee benefits

Defined benefit pension and other postretirement benefit plans

The Company maintains defined benefit pension and other postretirement benefit plans for certain employees within its Space Infrastructure business. The Space Infrastructure pension plan benefits were frozen on December 31, 2013.

The Company recognizes the funded status of each pension and other postretirement benefit plan in the Consolidated Balance Sheets. The calculation of pension and other postretirement benefit obligations is performed annually by qualified actuaries using the projected unit credit actuarial cost method. The projected benefit obligation is the sum of the actuarial present value of all pension benefits attributed to benefit service completed to the determination date.

Pension and other postretirement plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. The Company’s net obligation in respect of the pension and other postretirement benefit plans is calculated separately for each plan by estimating the amount of future benefit that employees have earned in the prior periods, discounting that amount and deducting the fair value of associated plan assets.

The Company elected to use the net asset value (“NAV”) practical expedient to measure the fair value of the plan’s commingled fund investments. The practical expedient is applied retrospectively for all periods presented. These commingled fund investments for which the fair value is measured using the NAV practical expedient are excluded from the fair value hierarchy.

The Company recognizes the amortization of prior service costs as a component of Selling, general and administrative. All other costs are recognized outside of operating income within Other (income) expense, net. The Company recognizes administrative expenses related to frozen plans outside of Operating income (expense) within Other (income) expense, net.

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

Stock-based compensation plans

The Company maintains a number of stock-based compensation plans for certain employees and directors that may be settled with cash and/or equity. For certain stock-based compensation plans, the Company has the ability to mandate equity settlement by issuing reserved shares. Stock-based compensation plans are measured at fair value using either the Black-Scholes option pricing model or Monte Carlo simulation model and the fair value is expensed on a graded vesting schedule over the vesting period. Management uses judgment to determine the inputs to the models including the

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

expected plan lives, underlying stock price volatility and forfeiture rates. Volatility is estimated by considering the Company’s historic stock price volatility over similar periods to the expected life of the awards under consideration. Changes in these assumptions will impact the calculation of fair value and the amount of compensation expense recognized within Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Income taxes

The Company is subject to income taxes in the United States, Canada, and other foreign jurisdictions. The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the currently enacted tax rates that are expected to apply in years in which they are expected to be paid for or realized. All deferred income taxes are classified as non-current in the Company's Consolidated Balance Sheets. Significant judgments are required in order to determine the realizability of deferred tax assets. In assessing the need for a valuation allowance, the Company's management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future sources of taxable income, carry-forward periods available, the existence of prudent and feasible tax planning strategies, and other relevant factors.

The recognition of uncertain tax positions is evaluated based on whether it is considered more likely than not that the position taken, or expected to be taken, on a tax return will be sustained upon examination through litigation or appeal. For those positions that meet the recognition criteria, they are measured as the largest amount that is more than 50 percent likely to be realized upon ultimate settlement. The Company believes that the reserves for unrecognized tax benefits are adequate to cover all open tax years based on its assessment. If the expected outcome of the matter changes, the Company will adjust income tax expense accordingly in the period in which the expected outcome has changed. The Company classifies interest and penalties related to income taxes as income tax expense.

The Company earns investment and other tax credits with respect to its research and development expenses. The benefit of these tax credits is recorded as a reduction of income tax expense.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2019 presentation.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which together with subsequent amendments is included in ASC 842 – Leases. This new standard required that all leases with an initial term greater than one year be recorded on the balance sheet as right-of-use assets and lease liabilities. Additional qualitative and quantitative disclosures are also required. The Company adopted the lease standard on January 1, 2019, using the modified retrospective transition approach on the effective date. The Company elected the package of practical expedients, which allows the Company not to reassess whether any expired or existing

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

contracts as of the adoption date are or contain a lease, lease classification for any expired or existing leases as of the adoption date and initial direct costs for any existing leases as of the adoption date. The Company did not elect the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. Upon adoption, the Company recognized operating lease right-of-use assets and lease liabilities of $133 million and $176 million, respectively in its Consolidated Balance Sheets. There were no material impacts to the Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

Taxes

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted the update on January 1, 2019. There was no material impact to the Consolidated Financial Statements.

3.  NEW STANDARDS AND INTERPRETATIONS NOT YET ADOPTED

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which together with subsequent amendments is included in ASC 326 – Financial Instruments – Credit Losses. ASC 326, as amended, significantly changes the impairment model for most financial assets and certain other instruments. ASC 326, as amended, will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. These updates are effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The Company will adopt this standard and related amendments effective January 1, 2020. The Company has performed an evaluation of its in-scope receivables, which consist primarily of trade receivables and orbital receivables. Based on this analysis the Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also simplifies aspects of accounting for franchise taxes and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual and interim financial statement periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the effect that this guidance may have on its Consolidated Financial Statements.

4.  DISCONTINUED OPERATIONS

On December 29, 2019, the Company entered into the MDA Transaction with the MDA Purchaser to sell all issued and outstanding shares of MDA, the Company’s Canadian subsidiary, for an aggregate purchase price of approximately C$1 billion, subject to customary purchase price adjustments set forth in the MDA Agreement as well as a negative purchase price adjustment of up to C$65 million for a complete loss or failure of RADARSAT-2, such that it cannot be used for the intended commercial purposes of the Company.

The closing of the MDA Transaction is conditioned on customary closing conditions and on specified regulatory approvals. The MDA Agreement contains specific termination rights for the Company and the MDA Purchaser, including, among others, if the consummation of the MDA Transaction has not occurred by June 29, 2020, subject to

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

extension to September 29, 2020 for the purpose of obtaining regulatory approvals in the U.S. and Canada and appealing any injunctions preventing consummation. The MDA Agreement also provides that the MDA Purchaser will be required to pay the Company a reverse termination fee of C$55 million under specified circumstances, including, among others, where the Agreement is terminated because (i) MDA Purchaser has materially breached its representations and warranties or the MDA Purchaser fails to perform its covenants in all material respects, subject to a cure period, or (ii) all of the conditions to closing of the MDA Transaction (other than those conditions that by their terms are to be satisfied at closing) have been satisfied or waived, the Company has confirmed in writing to the MDA Purchaser that the Company stands ready, willing and able to consummate the MDA Transaction and the MDA Purchaser fails to consummate the closing (including for a failure of the MDA Purchaser’s debt financing) within two business days of receipt of the notice from the Company.

The Company intends to use the net cash proceeds from the MDA Transaction, as determined by the Company’s Original Syndicated Credit Facility, the 2023 Notes and the MDA Agreement, to pay down long-term debt. The net cash proceeds include the netting of certain fees and liabilities which include the indemnification of the MDA Purchaser for certain liabilities including a dispute with the Ukrainian customer. See Note 23 for details. As of December 31, 2019, the Company had recorded a liability for the matters which it expects to withhold proceeds from the sale in the amount of $60 million which is reflected in Accrued liabilities within the Consolidated Balance Sheet. The Company does not expect any material tax consequences in connection with the MDA Transaction.

In addition to the MDA Transaction, upon closing, the Company and the MDA Purchaser will enter into a Transition Services Agreement pursuant to which the MDA Purchaser will receive certain services (the “Services”). The Services will be provided at a cost for a period of up to 12 months from the closing date of the MDA Transaction, with an option to extend up to six months for certain services.

The Company determined that as of December 29, 2019, the MDA business meets the criteria to be classified as held for sale. The MDA business was a separate reportable segment prior to the announcement of the MDA Transaction and constitutes all the Company’s Canadian operations. As the MDA Transaction represents a strategic shift that has a major effect on the Company’s operations it meets the criteria to be reported as a discontinued operation in accordance with ASC 205-20 – Discontinued Operations. The assets and liabilities of MDA are classified as held for sale in the Consolidated Balance Sheets with results classified as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations consist of the following:

	Year Ended
	December 31,
	2019	2018	2017
Revenues:
Product	$206	$238	$275
Service	161	182	150
Total revenues	$367	$420	$425
Costs and expenses:
Product costs, excluding depreciation and amortization	$149	$149	$158
Service costs, excluding depreciation and amortization	84	114	86
Selling, general and administrative	88	59	54
Depreciation and amortization	11	10	10
Impairment losses	12	477	—
Operating income (loss)	23	(389)	117
Interest expense, net	1	1	1
Other expense (income), net	3	—	(6)
Income (loss) before taxes	19	(390)	122
Income tax (benefit) expense	(7)	(13)	6
Income (loss) from discontinued operations, net of tax	$26	$(377)	$116

The Company performed its annual goodwill impairment analysis as of October 1, 2019. This analysis was updated upon announcement of the MDA Transaction for the year ended December 31, 2019. The Company concluded that there were no impairment indicators related to goodwill at either of the dates the impairment analyses were performed. For the year ended December 31, 2018, as a result of triggering events identified, which included a sustained decline in the Company’s stock price, the Company recorded a $477 million non-cash goodwill impairment charge.

MDA holds an investment in a privately held company in which it does not have significant influence and the fair value of which cannot be reliably measured through external indicators. The investment is evaluated quarterly for impairment. In 2019, the Company noted an observable price change related to its investment and, as a result, recorded an impairment loss of $12 million. There were no investment impairment losses recognized for the years ended December 31, 2018 or 2017.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The carrying amounts of the major classes of assets and liabilities, which are classified as held for sale in the Consolidated Balance Sheets, are as follows:

	December 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$45	$16
Trade and other receivables, net	168	156
Deferred tax assets	117	—
Property, plant and equipment	29	—
Intangible assets	27	—
Goodwill	310	—
Other assets [1]	55	31
Current assets held for sale	$751	$203

Deferred tax assets	—	104
Property, plant and equipment	—	28
Intangible assets	—	28
Goodwill	—	296
Other non-current assets	—	26
Non-current assets held for sale	$—	$482

Liabilities
Accounts payable	$88	$68
Accrued liabilities	18	21
Accrued compensation and benefits	21	20
Contract liabilities	29	24
Pension and other postretirement benefit liabilities	21	—
Other liabilities [2]	53	21
Current liabilities held for sale	$230	$154

Pension and other postretirement benefit liabilities	$—	$18
Other non-current liabilities	—	40
Non-current liabilities held for sale	$—	$58

1Other assets include income tax receivables, operating lease assets, prepaid and other current assets.

2Other liabilities include operating and finance lease liabilities, current income taxes payable and other current liabilities.

On July 16, 2018, the Company acquired Neptec Design Group Ltd. (“Neptec”), a leading electro-optical and electro-mechanical systems and high-performance intelligent light detection and ranging company for $30 million, net of cash acquired, comprised of approximately $6 million in cash and the balance in common shares of Maxar. As a result of the transaction, the Company recognized $21 million of goodwill (not deductible for tax purposes), $11 million of intangible assets, and $2 million of net liabilities. Neptec’s operating results are included in discontinued operations within consolidated financial statements beginning from the date of acquisition and had an immaterial effect on the Company’s consolidated financial results for the year ended December 31, 2018. Direct transaction costs of the Neptec acquisition were not material and were expensed as incurred.

5.  BUSINESS COMBINATIONS

On October 5, 2017, the Company completed the acquisition of DigitalGlobe, Inc. (“DigitalGlobe”) for a combination of equity and cash consideration totaling $2,328 million (the “DigitalGlobe Transaction”). Headquartered in Westminster, Colorado, DigitalGlobe is a global leading provider of high-resolution Earth imagery, data and analysis. Under the terms of the merger agreement with DigitalGlobe, each DigitalGlobe common share was exchanged for $17.50 in cash and 0.3132 common shares of the Company.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The fair value of the common shares issued as consideration was based on the closing price of a Maxar share on the Toronto Stock Exchange on October 4, 2017 of $54.57 per share. Share issuance costs of $3 million which were directly attributable to the issue of the shares have been netted against equity.

In order to finance the acquisition, the Company entered into a $3.8 billion senior secured syndicated credit facility (the “Syndicated Credit Facility”). On October 5, 2017, the Company made an initial draw under the Syndicated Credit Facility of $3.1 billion, net of debt issuance costs of $63 million, and used this amount, along with DigitalGlobe cash on hand, to acquire DigitalGlobe’s equity and pay out DigitalGlobe’s equity award holders ($1.2 billion), to refinance DigitalGlobe’s debt ($1.3 billion), to refinance the Company’s debt ($742 million) and to pay transaction fees and expenses of both the Company and DigitalGlobe, fund working capital and for general corporate purposes.

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

6.  TRADE AND OTHER RECEIVABLES

	December 31,	December 31,
	2019	2018
U.S. government receivables:
Billed	$88	$96
Unbilled	46	60
	134	156
Other governments and commercial receivables:
Billed	123	99
Unbilled	54	59
	177	158
Total trade receivables	311	314
Orbital receivables, current portion	43	34
Other	4	3
Allowance for doubtful accounts	(1)	(1)
Trade and other receivables, net	$357	$350

Orbital receivables are recognized as revenue when measuring progress under the cost-to-cost method during the construction period and were discounted to present value using discount rates ranging from 6% - 10% for the years ended December 31, 2019 and 2018. The Company has orbital receivables from 14 customers and the largest customer represents 27% of the orbital receivables. During the years ended December 31, 2019 and December 31, 2018, the Company recognized orbital impairments of $14 million and $22 million, respectively, primarily due to a decrease in customer credit ratings.

The expected timing of total contractual cash flows, including principal and interest payments for orbital receivables is as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
Contractual cash flows from satellites	$65	$69	$73	$74	$72	$370	$723

During the year ended December 31, 2019, the Company did not sell any eligible orbital receivables and repurchased $24 million of specifically identified orbital receivables. The orbital receivables were repurchased as a result of its customer transferring the obligation to another entity which did not meet the credit criteria of its lenders. During the year ended December 31, 2018, the Company sold orbital receivables for net proceeds of $18 million and did not repurchase any receivables. These sold orbital receivables were purchased in tranches that span multiple years and include longer-term maturities. The orbital receivables that were securitized remain recognized on the Consolidated Balance Sheets as the Company did not meet the accounting criteria for surrendering control of the receivables. The net proceeds received have been recognized as a securitization liability and are subsequently measured at amortized cost using the effective interest rate method. The securitized orbital receivables and the securitization liabilities are being drawn down as payments are received from the customers and passed on to the purchaser of the tranche. The Company continues to recognize orbital interest revenue on the orbital receivables that are subject to the securitization transactions and recognizes interest expense to accrete the securitization liability. The amount of securitization liabilities was $65 million and $109 million at December 31, 2019 and 2018, respectively, of which $17 million and $15 million, respectively, was included in Other current liabilities on the Consolidated Balance Sheets. Non-current securitization liabilities of $48

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

million and $94 million are included in Other non-current liabilities on the Consolidated Balance Sheets at December 31, 2019 and 2018, respectively.

7.  INVENTORY

	December 31,	December 31,
	2019	2018
Raw materials	$13	$20
Work in process	7	9
Inventory	$20	$29

8.  PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	December 31,
	2019	2018
Satellites	$397	$397
Equipment	196	199
Leasehold improvements	75	75
Computer hardware	67	62
Land and land improvements	—	85
Buildings	—	41
Furniture and fixtures	15	15
Construction in process	388	147
Property, plant and equipment, at cost	1,138	1,021
Accumulated depreciation	(380)	(296)
Property, plant and equipment, net	$758	$725

Depreciation expense for property, plant and equipment was $107 million, $150 million and $55 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Sale leaseback

On December 10, 2019, the Company completed the sale and subsequent leaseback of Company owned properties in Palo Alto, California for net proceeds of $280 million. The Company recognized a gain on the sale of the properties of $136 million, which was adjusted for off-market leaseback terms, and is included in Gain on sale of assets in the Company’s Consolidated Statement of Operations.

Sale of building

During the fourth quarter of 2018, the Company completed the sale of one of its buildings in Palo Alto, California for net proceeds of $68 million. The sale resulted in a gain of $33 million from the sale, which is included in Gain on sale of assets in the Company’s Consolidated Statements of Operations.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

9.  INTANGIBLE ASSETS AND GOODWILL

	December 31, 2019			December 31, 2018
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$615	$(102)	$513	$615	$(58)	$557
Backlog	330	(217)	113	330	(120)	210
Technologies	320	(144)	176	323	(83)	240
Software	213	(83)	130	159	(50)	109
Image library	80	(48)	32	80	(32)	48
Trade names and other	37	(10)	27	37	(5)	32
Non-compete agreements	—	—	—	20	(12)	8
Intangible assets	$1,595	$(604)	$991	$1,564	$(360)	$1,204

Amortization expense related to intangible assets was $269 million, $289 million and $97 million for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in expense for the year ended December 31, 2019 compared to 2018 was primarily due to impairments of intangible assets in the second half of 2018. The increase in expense for the year ended December 31, 2018 compared to 2017 was primarily due to the inclusion of a full year of amortization expense related to the additions of intangible assets from the acquisition of DigitalGlobe, as compared to approximately one quarter of amortization expense in 2017.

The estimated annual amortization expense related to finite-lived intangible assets as of December 31, 2019, is as follows:

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025 and thereafter
Amortization expense	$246	$181	$140	$56	$49	$319

Goodwill balances for each reporting segment are as follows:

Goodwill is as follows:
	Earth Intelligence	Space Infrastructure	Total
Balance as of December 31, 2017
Goodwill	$1,600	$17	$1,617
Accumulated impairment losses	—	—	—
	1,600	17	1,617
Impairment losses	(142)	(17)	(159)
Disposal of immaterial subsidiary	(3)	—	(3)
Balance as of December 31, 2018
Goodwill	1,597	17	1,614
Accumulated impairment losses	(142)	(17)	(159)
	1,455	—	1,455
Balance as of December 31, 2019
Goodwill	1,597	17	1,614
Accumulated impairment losses	(142)	(17)	(159)
	$1,455	$—	$1,455

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

10. LEASES

The Company’s leases have remaining lease terms up to 15 years, some of which include options to extend the lease anywhere from one to ten years.

Sale Leaseback

On December 10, 2019, the Company completed the sale and subsequent leaseback of Company owned properties in Palo Alto, California. The Company determined the leaseback of both properties to be operating leases, as the criteria to be classified as financing leases were not met. The Company recorded operating lease assets and liabilities of $63 million, representing the fair value of the minimum lease payments associated with the agreements to lease the assets back over a period of two to ten years.

The Company recorded the current portions of the operating lease liabilities and the financial liability in Current lease liabilities and Other current liabilities, respectively, in the Consolidated Balance Sheet. The non-current portions of the operating lease assets, the operating lease liabilities and the financial liability have been recorded in Non-current operating lease assets, Non-current operating lease liabilities and Other non-current liabilities, respectively, in the Consolidated Balance Sheet. Interest expense on the financial liability has been recorded in Interest expense, net in the Consolidated Statement of Operations.

Finance lease cost, variable lease cost, and short-term lease cost are not material. The components of operating lease expense are as follows:

		Year ended December 31,
	Classification	2019
Operating lease expense	Selling, general, and administrative expense, Product costs, and Service costs[1]	$27

1Excluding depreciation and amortization

Operating lease rent expense for the years ended December 31, 2018 and 2017, was $26 million and $31 million, respectively.

Supplemental lease balance sheet information consists of the following:

		December 31,
	Classification	2019
Assets:
Operating	Non-current operating lease assets	$176
Finance	Property, plant, and equipment, net	5
Total lease assets		$181
Liabilities:
Current
Operating	Current operating lease liabilities	$40
Finance	Current portion long-term debt	2
Non-current
Operating	Operating lease liabilities	173
Finance	Long-term debt	1
Total lease liabilities		$216

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Supplemental lease cash flow information is as follows:

Year ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30
Gain on sale leaseback	(136)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	72

Other supplemental lease information consists of the following:

December 31,
2019
Weighted average remaining lease term
Operating leases	9 years
Finance leases	3 years
Weighted average discount rate
Operating leases	6.4%
Finance leases	3.5%

Maturities of lease liabilities are as follows:

	2020	2021	2022	2023	2024	Thereafter	Less: imputed interest	Total minimum lease payments
Operating leases	$42	$40	$30	$27	$25	$117	$(68)	$213
Finance leases	2	1	1	—	—	—	(1)	3

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

11.  WARRANTY AND RESTRUCTURING COSTS

In response to changes in the geostationary communications satellite market, in 2018 the Company enacted a restructuring plan to reduce headcount at its Palo Alto manufacturing facility and to implement enterprise improvement initiatives aimed at reducing overhead costs, reducing general and administrative costs, increasing supply chain value and increasing efficiency of production processes.

In February 2019, the Company announced another restructuring plan to implement cost-saving measures, including a reduction in the Company’s workforce. The reduction in the Company’s workforce was substantially completed in the first half of 2019, with cash payments occurring throughout 2019.

Changes to warranty and restructuring liabilities during the years ended December 31, 2019 and 2018, are as follows:

	Warranty and after-sale service	Restructuring
Balance as of December 31, 2017	$39	$1
Obligations incurred	5	13
Payments/uses	(4)	(11)
Balance as of December 31, 2018	$40	$3
Obligations incurred	3	18
Payments/uses	(2)	(19)
Balance as of December 31, 2019	$41	$2

12.  LONG-TERM DEBT AND INTEREST EXPENSE

	December 31,	December 31,
	2019	2018
Syndicated Credit facility:
Revolving credit facility	$—	$595
Term Loan A	—	500
Term Loan B	1,960	1,980
2023 Notes	1,000	—
Deferred financing	33	—
Debt discount and issuance costs	(54)	(41)
Obligations under finance leases and other	6	9
Total long-term debt	2,945	3,043
Current portion of long-term debt	(30)	(16)
Non-current portion of long-term debt	$2,915	$3,027

Syndicated Credit Facility

As of December 31, 2019, the Company’s senior secured syndicated credit facility (the “Original Syndicated Credit Facility”, as amended prior to December 31, 2019, including as described below, the “Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility maturing in December 2023 (the “Revolving Credit Facility”) and (ii) a senior secured first lien term B facility maturing in October 2024 (the “Term Loan B”).

In October 2017, in connection with the acquisition of DigitalGlobe, the Company entered into the Original Syndicated Credit Facility in the aggregate principal amount of $3.75 billion, which was comprised of: (i) a four-year senior secured first lien revolving credit facility, (ii) a four-year senior secured first lien operating facility, (iii) a senior secured first lien term A facility (“Term Loan A”) and (iv) the Term Loan B. The net proceeds of the Original Syndicated Credit Facility

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

were used, along with cash on hand, to consummate the acquisition of DigitalGlobe, to refinance all amounts outstanding under the Company’s existing syndicated credit facility and senior term loans, to repay DigitalGlobe’s outstanding indebtedness, to pay transaction fees and expenses, to fund working capital and for general corporate purposes. The Company incurred a loss from early extinguishment of debt of $23 million included as part of Interest expense, net within the Consolidated Statements of Operations. The loss was comprised of a make-whole premium to terminate the previous term notes of $20 million and a write-off of the unamortized balance of capitalized debt issuance costs of $3 million relating to both the syndicated credit facility and the previous term notes.

In December 2018, the Company amended the Original Syndicated Credit Facility (the “Second Amending Agreement”). The Second Amending Agreement provided that, so long as certain conditions were satisfied (the period during which such conditions are satisfied, the “Covenant Relief Period”) the maximum consolidated debt leverage ratios permitted under the Original Syndicated Credit Facility were increased and the interest rate incurred by the Company thereunder at certain consolidated debt leverage ratios were increased. The Second Amending Agreement also adjusted the definition of EBITDA for the purpose of calculating the financial ratios under U.S. GAAP. In addition to the above, during the Covenant Relief Period, the Second Amending Agreement restricted the use of certain asset sale proceeds, limited the type of new debt issuances and limited certain restricted payments and permitted acquisitions under the Syndicated Credit Facility.

In November 2019, the Company further amended the Original Syndicated Credit Facility (the “Third Amending Agreement”), certain portions of which became effective immediately and certain portions of which became effective in December 2019 upon the issuance of the 2023 Notes. The Third Amending Agreement, during the Covenant Relief Period, (i) modified the priority of the application of certain voluntary prepayments resulting from certain asset sales (but which did not affect the prepayments owed to the Term Loan B), and (ii) restricted use of proceeds of future borrowings. In addition, the Third Amending Agreement increased the maximum consolidated debt leverage ratios permitted under the Original Syndicated Credit Facility to 7.25x at the end of the fiscal quarter ended December 31, 2019, 7.50x at the end of the fiscal quarter ending March 31, 2020, 7.75x at the end of each fiscal quarter thereafter until the fiscal quarter ending September 30, 2021, 7.50x at the end of each fiscal quarter thereafter until the quarter ending September 30, 2022, 6.50x at the end of each fiscal quarter thereafter until the fiscal quarter ending March 31, 2023, and 5.75x for each fiscal quarter thereafter (subject to a 0.25x reduction in each maximum level upon a disposition of a business line for greater than $500 million). The Third Amending Agreement also extended the maturity of the Revolving Credit Facility by two years to December 2023, updated the Interest Coverage Ratio to be less than 2.0x at the end of each fiscal quarter, restricted investment capacity in certain permitted investments, restricted future increases in quarterly dividend payment levels and modified certain margin and standby fee terms. In addition, the Company canceled the operating credit facility and reduced committed borrowing capacity under the Revolving Credit Facility from $1.25 billion to $500 million. As of December 31, 2019 and 2018, the Company was in compliance with its debt covenants.

The Syndicated Credit Facility is guaranteed by the Company and certain designated subsidiaries (the “Subsidiary Guarantors”) of the Company. The security for the Syndicated Credit Facility, subject to customary exceptions, includes substantially all the tangible and intangible assets of the Company and its Subsidiary Guarantors. The Company is required to make mandatory prepayments of the outstanding principal and accrued interest of the Syndicated Credit Facility (i) upon the occurrence of certain events and (ii) to the extent of a specified percentage of annual excess cash flow that is not reinvested or used for other specified purposes. The Syndicated Credit Facility is subject to customary affirmative and negative covenants, default provisions, representations and warranties and other terms and conditions.

Term Loan A

The Company used the proceeds from the 2023 Notes and the previously announced closing of its Palo Alto real estate sale leaseback transaction to repay the Original Syndicated Credit Facility borrowings under Term Loan A that were outstanding as of September 30, 2019. This resulted in a loss on debt extinguishment of $22 million for the year ended December 31, 2019, which is included as part of Interest expense, net within the Consolidated Statements of Operations.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Term Loan B

The Term Loan B bears interest at the Company’s option, either (i) U.S. dollar LIBOR plus 275 basis points per annum or (ii) adjusted base rate, plus a margin of 175 basis points per annum. The Company must make equal quarterly installment payments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan B, with the final balance payable at maturity on October 5, 2024. The Term Loan B may be repaid by the Company, in whole or in part, together with accrued interest, without premium or penalty.

Revolving Credit Facility

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of December 31, 2019 and December 31, 2018, the Company had $18 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) U.S. dollar LIBOR, plus a margin of 120 - 425 basis points per annum, based on the Company’s total leverage ratio, or (ii) adjusted base rate, plus a margin of 20-325 basis points per annum, based on the Company’s total leverage ratio. The Revolving Credit Facility is payable at maturity on December 10, 2023. The Revolving Credit Facility may be repaid by the Company, in whole or in part, together with accrued interest, without premium or penalty.

Senior Secured Notes due 2023

In December 2019, the Company issued $1.0 billion in principal amount of 9.75% Senior Secured Notes due 2023 (“2023 Notes”) in a private placement to institutional buyers. The 2023 Notes were issued at a price of 98% and bear interest at the rate of 9.75% per year, payable semi-annually in cash in arrears, which interest payments will commence in June 2020. The 2023 Notes are guaranteed on a senior secured basis by each of our existing and future subsidiaries that guarantee the Syndicated Credit Facility.

Leaseback Deferred Financing

In December 2019, the Company completed the sale and subsequent leaseback of company owned properties in Palo Alto, California for proceeds of $291 million. The Company determined that the leaseback terms were off-market. In accordance with ASC 842 – Leases, the Company accounted for the excess of the leaseback payments over the present value of market rental payments as additional financing, separate from the lease liability. This resulted in recognition of a deferred financing liability of $33 million, which is repayable over the 10 year leaseback term. This liability was calculated using a weighted average discount rate of 4.62%. The deferred financing liability is recorded as part of Current portion of long-term debt and Long-term debt within the Consolidated Balance Sheets. Refer to Note 8 and 10 for additional information.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Interest expense, net on long-term debt and other obligations are as follows:

	Year Ended December 31,
	2019	2018	2017
Interest on long-term debt	$194	$171	$57
Interest expense on advance payments from customers	15	26	8
Interest on orbital securitization liability	7	7	8
Imputed interest and other	—	—	1
Capitalized interest	(19)	(7)	—
Loss on debt extinguishment	22	—	23
Interest expense on dissenting stockholder liability	—	3	—
Interest expense, net	$219	$200	$97

Scheduled minimum debt repayments are as follows for the year ending December 31, 2019 are as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
Syndicated credit facility	$20	$20	$20	$20	$1,880	$—	$1,960
2023 Notes	—	—	—	1,000	—	—	1,000
Deferred financing	6	6	2	2	2	15	33
Finance leases	2	1	—	—	—	—	3
Debt discount and issuance costs	(11)	(12)	(13)	(13)	(5)		(54)
	$17	$15	$9	$1,009	$1,877	$15	$2,942

13.  FINANCIAL INSTRUMENTS AND FAIR VALUE DISCLOSURES

Factors used in determining the fair value of financial assets and liabilities are summarized into three categories in accordance with ASC 820 - Fair Value Measurements:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices)

Level 3: Inputs for the asset or liability that are based on unobservable inputs

The following tables present assets and liabilities that are measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Recurring Fair Value Measurements of as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$1	$—	$—	$1
Orbital receivables [1]	—	425	—	425
	$1	$425	$—	$426
Liabilities
Interest rate swaps	$—	$18	$—	$18
Long-term debt [2]	—	3,004	—	3,004
	$—	$3,022	$—	$3,022

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

	Recurring Fair Value Measurements of as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Long-term investments	$1	$—	$—	$1
Orbital receivables [1]	—	441	—	441
	$1	$441	$—	$442
Liabilities
Interest rate swaps	$—	$4	$—	$4
Long-term debt [2]	—	2,925	—	2,925
	$—	$2,929	$—	$2,929

1 The carrying value of Orbital receivables was $425 million and $441 million at December 31, 2019 and 2018, respectively.

2 Long-term debt excludes finance leases, deferred financing and other and is carried at amortized cost. The outstanding carrying value was $2,906 million and $3,034 million at December 31, 2019 and 2018, respectively.

The Company determines the fair value of its orbital receivables using a discounted cash flow model, based on stated interest rates and observable market yield curves associated with the instruments.

The Company determines fair value of its derivative financial instruments based on internal valuation models, such as discounted cash flow analysis, using management estimates and observable market-based inputs, as applicable. Management estimates include assumptions concerning the amount and timing of estimated future cash flows and application of appropriate discount rates. Observable market-based inputs are sourced from third parties and include interest rates and yield curves, currency spot and forward rates and credit spreads, as applicable. The fair value of derivative financial instruments are included as components of Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The fair value of foreign exchange forward contracts at December 31, 2019 and 2018 were not material.

The Company determines fair value of its long-term debt using market interest rates for debt with terms and maturities similar to the Company's existing debt arrangements.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are all short-term in nature and the carrying value of these items approximates their fair value.

There were no transfers into or out of each of the levels of the fair value hierarchy during the year ended December 31, 2019 or December 31, 2018.

14.  DERIVATIVES AND HEDGING

Cash Flow Hedges

The Company is exposed to fluctuations in interest rates under the Syndicated Credit Facility. On April 5, 2018, the Company entered in to several interest rate swap agreements in order to fix the base interest rate to be paid over an aggregate amount of the Company’s variable rate long-term debt, at an average rate of 2.56% (excluding the margin specified in the Syndicated Credit Facility).

The Company is also exposed to foreign exchange risks on certain sales and purchase contracts. The Company enters into foreign exchange forward contracts to hedge the exposure arising from expected foreign currency denominated cash flows on these sales and purchase contracts. As of January 1, 2019, the Company discontinued hedge accounting related

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

to these sales and purchase contracts. The Company continues to hedge foreign exchange exposure on sales and purchase contracts for economic purposes.

	As of December 31, 2019
	Notional amount	Maximum Contract term
Derivatives designated as hedging instruments
Interest rate swaps	1,000	2.3 years
Derivatives not designated as hedging instruments
Foreign exchange forward contracts
Sales contracts settled in U.S. dollars
Euro	10	0.1 years

	As of December 31, 2018
	Notional amount	Maximum Contract term
Derivatives designated as hedging instruments
Interest rate swaps	1,000	3.3 years
Foreign exchange forward contracts
Purchase contracts settled in U.S. dollars
Euro	9	0.3 years
Japanese Yen	177	0.2 years
Sales contracts settled in U.S. dollars
Euro	20	0.5 years
Japanese Yen	177	0.2 years

The effective portion of losses included in Other comprehensive income (loss), net of tax related to the Company’s interest rate swaps was $18 million, $4 million and $0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The gain/loss from foreign exchange forward contracts was not material for the years ended December 31, 2019, 2018 and 2017, respectively.

In implementing all its derivative financial instruments, the Company deals with counterparties and is therefore exposed to credit related losses in the event of non-performance by these counterparties. However, the Company deals with counterparties that are major financial institutions and does not expect any of the counterparties to fail to meet their obligations.

Net Investment Hedge

At December 31, 2018, the Company had designated $271 million of its Term Loan B as a hedge of its investment in certain U.S. subsidiaries. Foreign exchange gains and losses arising from the translation of the designated portion of the Term Loan B were recognized in Other comprehensive income (loss), net of tax to the extent that the hedges were effective and are recognized in the Consolidated Statements of Operations to the extent that the hedges were ineffective. The fair value of the designated portion of Term Loan B was $256 million as of December 31, 2018. As a result of the Company’s U.S. Domestication on January 1, 2019, and the associated change from a Canadian parent company to a U.S. parent company, the Company’s Syndicated Credit Facility is now in a USD functional currency entity. Due to this change, the net investment hedge was no longer necessary from the domestication date onwards.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in the components of Accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments[1]	Unrecognized (Loss) Gain on Derivatives[2]	Loss on Pension and Other Postretirement Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$123	10	(10)	123
Other comprehensive income (loss)	7	(3)	(8)	(4)
Tax benefit (expense)	—	—	(6)	(6)
Balance as of December 31, 2017	130	7	(24)	113
Other comprehensive loss	(19)	(10)	(4)	(33)
Tax benefit (expense)	—	3	(1)	2
Balance as of December 31, 2018	$111	$—	$(29)	$82
Other comprehensive (loss) income	14	(12)	(26)	(24)
Tax benefit (expense)	1	—	—	1
Balance as of December 31, 2019	$126	$(12)	$(55)	$59

1 As a result of the Company’s U.S. Domestication on January 1, 2019, and the associated change from a Canadian parent company to a U.S. parent company, the Company’s net investment hedge was no longer necessary from the domestication date onwards. As of December 31, 2018, there was a $51 million net loss on hedge investments in foreign operations which is included in Foreign Currency Translation Adjustments.

2 As of January 1, 2019, the Company discontinued hedge accounting related to the Company’s foreign exchange contracts. The Company still applies hedge accounting to the interest rate swaps related to long-term debt. As of December 31, 2019, the balance consisted of unrecognized loss on the Company’s interest rate swaps.

16. REVENUE

On December 31, 2019, the Company had $1.6 billion of remaining performance obligations, which represents the transaction price of firm orders less inception to date revenue recognized. Remaining performance obligations generally exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenue relating to existing performance obligations of approximately $1.0 billion, $0.4 billion, and $0.2 billion in the fiscal years 2020, 2021 and thereafter, respectively.

Contract liabilities by segment are as follows:

As of December 31, 2019	Earth Intelligence[1]	Space Infrastructure	Total
Contract liabilities	$130	$145	$275

As of December 31, 2018	Earth Intelligence[1]	Space Infrastructure	Total
Contract liabilities	$243	$149	$392

[1]

The contract liability balance associated with the Company’s EnhancedView Contract was $78 million and $184 million as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, imputed interest on advanced payments increased the contract liability balance by $15 million, and $120 million in revenue was

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

recognized, decreasing the contract liability balance. The contract liability balance associated with the Company’s EnhancedView Contract is expected to be recognized as revenue through August 31, 2020.

The decrease in total contract liabilities was primarily due to revenue recognized.

The Company’s primary sources of revenue are as follows:

Year Ended December 31, 2019	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$560	$—	$560
Service revenues	1,085	21	—	1,106
Intersegment	—	125	(125)	—
	$1,085	$706	$(125)	$1,666

Year Ended December 31, 2018	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$697	$—	$697
Service revenues	1,058	49	—	1,107
Intersegment	1	77	(78)	—
	$1,059	$823	$(78)	$1,804

Year Ended December 31, 2017	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$877	$—	$877
Service revenues	331	49	—	380
Intersegment	—	6	(6)	—
	$331	$932	$(6)	$1,257

Certain of the Company’s contracts with customers in the Space Infrastructure segment include a significant financing component as payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital interest revenue related to these contracts of $31 million, $32 million and $35 million for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in product revenues.

The approximate revenue based on geographic location of customers is as follows:

	Year Ended December 31,
	2019	2018	2017
United States	$1,240	$1,238	$698
Asia	161	213	228
South America	97	133	16
Europe	69	54	127
Middle East	57	90	41
Australia	22	17	22
Canada	10	49	123
Other	10	10	2
Total revenues	$1,666	$1,804	$1,257

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Revenues from significant customers is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. Federal Government and agencies	$940	$816	$276
Commercial and other	726	988	981

The majority of revenue from the U.S. Federal Government and agencies is derived from the Earth Intelligence segment.

17.  SEGMENT INFORMATION

During the fourth quarter of 2019, following a number of changes, the chief operating decision maker (“CODM”) changed the way in which he assesses performance and allocates resources. As a result, the Company has revised its reportable segments to reflect how the CODM currently reviews financial information and makes operating decisions. The Company’s operating and reportable segments are: Earth Intelligence, Space Infrastructure and MDA. With the Company’s announcement of the MDA Transaction on December 30, 2019 the MDA segment has been classified within Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations. All prior-period amounts have been adjusted to reflect the reportable segment change.

The Earth Intelligence reportable segment is a supplier of high resolution space-based optical and radar imagery products and analytics. The Space Infrastructure reportable segment is a provider of Space Infrastructure that designs, builds, integrates and tests solutions for space-based communication satellites, on-orbit servicing, robotic assembly and space exploration.

The Company’s CODM measures the performance of each segment based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, tax, depreciation and amortization (“EBITDA”) adjusted for certain items affecting comparability as specified in the calculation. Certain items affecting comparability include restructuring, impairments, satellite insurance recovery, gain on sale of assets, CEO severance and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Other unallocated expenses include retention costs and foreign exchange gains and losses which are not included in segment Adjusted EBITDA. The reconciling item “corporate and other expenses” includes items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, and fees for audit, legal and consulting services.

Intersegment sales are generally recorded at cost-plus a specified margin, which may differ from what the segment may be able to obtain on sales to external customers.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The following table summarizes the operating performance of the Company’s segments:

	Year Ended December 31,
	2019	2018	2017
Revenues:
Earth Intelligence	$1,085	$1,059	$331
Space Infrastructure	706	823	932
Intersegment eliminations	(125)	(78)	(6)
Total revenues	$1,666	$1,804	$1,257

Adjusted EBITDA:
Earth Intelligence	$548	$516	$152
Space Infrastructure	(17)	(75)	(59)
Intersegment eliminations	(29)	(9)	—
Corporate and other expenses	(86)	(49)	(8)
Restructuring	(18)	(13)	—
Transaction and integration related expense	(16)	(33)	(60)
Impairment losses, including inventory	(17)	(652)	—
Satellite insurance recovery	183	—	—
Gain on sale of assets	136	33	—
CEO severance	(3)	—	—
Depreciation and amortization	(376)	(439)	(152)
Interest expense, net	(219)	(200)	(97)
Interest income [1]	2	—	—
Equity in (income) loss from joint ventures, net of tax	(11)	(2)	1
Income (loss) from continuing operations before taxes	$77	$(923)	$(223)

1 Included in Other (income) expense, net on the Consolidated Statements of Operations.

The Company’s capital expenditures are as follows:

Year Ended December 31, 2019	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Property, plant and equipment	$237	$16	$4	$257
Intangible assets	56	3	(2)	57
	$293	$19	$2	$314

Year Ended December 31, 2018	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Property, plant and equipment	$158	$22	$(30)	$150
Intangible assets	55	1	—	56
	$213	$23	$(30)	$206

Year Ended December 31, 2017	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Property, plant and equipment	$16	$37	$(10)	$43
Intangible assets	12	4	—	16
	$28	$41	$(10)	$59

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Substantially all of the Company’s long-lived tangible assets were in the United States as of December 31, 2019 and 2018, respectively.

18.  IMPAIRMENT LOSSES

Property, plant and equipment impairment

For the year ended December 31, 2018, the Company recognized impairment losses of $271 million on its property, plant and equipment. In December 2018, WorldView-4 experienced a failure in its control moment gyros, preventing the satellite from collecting imagery. As a result, the Company recognized an impairment loss of $150 million for the remaining book value of the satellite in the Earth Intelligence segment. In 2018, due to degradation of the GeoComm business, the Company recognized impairment losses of $121 million related to obsolescence and reduced future use of equipment and buildings. The 2018 impairment loss in the Space Infrastructure segment was based on fair value less cost of disposal for those assets in an orderly liquidation. Fair value was based on observable inputs where possible (Level 2), in which market data could be applied. However, due to the specialized nature of the majority of these assets, inputs for the valuation were unobservable (Level 3).

There were no impairment losses for the years ended December 31, 2019 and 2017.

Goodwill impairment

For the year ended December 31, 2018, the Company recorded a non-cash goodwill impairment loss of $142 million and $17 million related to its previously reported Imagery and SSL GeoComm reporting units, respectively. In conjunction with the Company’s revision of its reportable segments in the fourth quarter of 2019, these reporting units were revised and renamed to the Earth Intelligence and Space Infrastructure reporting units, respectively. Subsequent to October 1, 2018 and before the Company completed its annual goodwill impairment test, the Company experienced triggering events suggesting that the fair value of the Company had decreased substantially since October 1, 2018. These triggering events required an additional goodwill impairment test, which was completed as of December 31, 2018. The triggering events included a sustained decline in the Company’s stock price, further declines in the SSL GeoComm business, and the loss of the WorldView-4 satellite.

There were no impairment losses for the years ended December 31, 2019 and 2017.

Intangible asset impairment

For the year ended December 31, 2018, the Company recognized impairment losses of $124 million. The Company identified triggering events for impairment during the second half of 2018 related to intangible assets of its GeoComm business, a reporting unit in the former Space Systems segment. Due to the decline in the GeoComm market, and the uncertainty surrounding the future of the Company’s GeoComm business, a $122 million impairment loss was recognized, primarily due to future cash flows associated with the intangible assets not being sufficient to cover the total book value of those assets. The Company also recognized an additional $2 million of impairment losses related to software intangible assets associated with the WorldView-4 satellite.

There were no impairment losses for the years ended December 31, 2019 and 2017.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Inventory impairment

For the years ended December 31, 2019, 2018 and 2017, the Company recorded inventory impairment losses of $3 million, $66 million and $0 million, respectively, which is included in Product costs, excluding depreciation and amortization on the Consolidated Statement of Operations.

In the third quarter of 2018, the Company re-evaluated the carrying value of its inventory that was previously pegged to forecasted usage. All GeoComm inventory subject to future use based on forecasts was assessed for possible obsolescence. The result of the reassessment of future usage of the on-hand inventory was inventory impairment of $66 million for the year ended December 31, 2018.

Other impairment

For the years ended December 31, 2019 and 2018, the Company recorded impairment losses of $14 million and $22 million, respectively, related to orbital receivables within the Space Infrastructure segment primarily due to a decrease in customer credit ratings. There were no impairment losses for the year ended December 31, 2017.

For the year ended December 31, 2018, the Company recorded impairment losses of $10 million related to future premium payments and other assets related to the WorldView-4 satellite.

19.  EMPLOYEE BENEFIT PLANS

Defined contribution plans

The Company maintains a defined contribution plan for some of its employees in the U.S., whereby the Company pays contributions based on a percentage of the employees’ annual salary. For the years ended December 31, 2019, 2018 and 2017, the Company recorded expense of $12 million, $12 million and $11 million, respectively, related to the plan.

Pension and other postretirement benefit plans

The Company maintains a defined benefit pension plan covering a portion of its employees in within the SSL business. The Space Infrastructure pension and other postretirement plan benefits were frozen on December 31, 2013. The defined benefit plan provides pension benefits based on various factors including prior earnings and length of service. The defined benefit plan is funded and the Company’s funding requirements are based on the plans’ actuarial measurement framework as established by the plan agreements or applicable laws. The funded plans’ assets are legally separated from the Company and are held by an independent trustee. The trustee is responsible for ensuring that the funds are protected as per applicable laws.

The Company also provides for other postretirement benefits, comprised of life insurance covering a portion of its employees within the SSL business. The cost of these benefits is primarily funded out of operating income.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The table below summarizes changes in the benefit obligation, the fair value of plan assets and funded status for the Company’s pension and other postretirement benefit plans, as well as the aggregate balance sheet impact.

	Pension		Other Postretirement
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$519	$568	$13	$16
Service cost	2	2	—	—
Interest cost	21	19	1	1
Actuarial losses (gains)	71	(37)	—	(2)
Benefits paid	(30)	(33)	—	(2)
Benefit obligation at end of year	$583	$519	$14	$13

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$352	$391	$—	$—
Actuarial return (loss) on plan assets	70	(19)	—	—
Employer contributions	12	13	—	2
Benefits paid	(28)	(31)	—	(2)
Expenses paid	(2)	(2)	—	—
Fair value of plan assets at end of year	404	352	—	—
Unfunded status at end of year	$(179)	$(167)	$(14)	$(13)

Assets and (liabilities) recognized in the Consolidated Balance Sheets:
Accrued compensation and benefits	$(1)	$(1)	$(1)	$(1)
Pension and other postretirement benefits	(178)	(166)	(13)	(12)
	$(179)	$(167)	$(14)	$(13)

The $64 million increase in the pension benefit obligation from 2018 to 2019 was primarily due to the decrease in the discount rate. The $52 million increase in the fair value of plan assets from 2018 to 2019 was primarily due to increased return on assets.

The accumulated benefit obligation for the defined pension benefit plans was $583 million and $519 million at December 31, 2019 and 2018, respectively.

Amounts recognized in accumulated other comprehensive income consist of the following:

	Pension		Other Postretirement
	2019	2018	2019	2018
Net (loss) gain	$(70)	$(45)	$10	$12

The following table summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and other postretirement plans at December 31:

	Pension		Other Postretirement
	2019	2018	2019	2018
Discount rate	3.0%	4.1%	3.0%	4.1%

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the years ended December 31:

	Pension			Other Postretirement
	2019	2018	2017	2019	2018	2017
Interest cost	$21	$19	$21	$1	$1	$2
Expected return on plan assets	(24)	(27)	(24)	—	—	—
Amortization of prior service credit	—	—	—	—	—	(2)
Amortization of net gain	—	—	—	(1)	(1)	(1)
Curtailment gain [1]	—	—	—	—	—	(26)
Expenses paid	2	2	2	—	—	—
Net periodic benefit cost	$(1)	$(6)	$(1)	$—	$—	$(27)

1 The Company amended its postretirement plan in by eliminating employer paid subsidies toward retiree medical benefits.

The following table summarizes the components recognized in other comprehensive loss (income) for the Company’s pension and other postretirement benefit plans for the years ended December 31:

	Pension			Other Postretirement
	2019	2018	2017	2019	2018	2017
Net loss (gain)	$25	$9	$5	$—	$(2)	$(1)
Amortization of prior service credit	—	—	—	—	—	2
Amortization of net gain	—	—	—	1	1	1
Curtailment loss	—	—	—	—	—	1
Total recognized in other comprehensive loss (income)	$25	$9	$5	$1	$(1)	$3
Total recognized in net periodic benefit cost (credit) and other comprehensive loss (income)	$24	$3	$4	$1	$(1)	$(24)

The following table summarizes the weighted average assumptions used to determine the net periodic benefit (credit) cost for the Company’s pension and other postretirement benefit plans for the years ended December 31:

	Pension			Other Postretirement
	2019	2018	2017	2019	2018	2017
Discount rate	4.1%	3.4%	3.9%	4.1%	3.4%	3.9%
Expected long-term return on plan assets	7.0%	7.0%	7.0%	N/A	N/A	N/A %

The expected long-term return on plan assets assumption represents the average rate that the Company expects to earn over the long-term on the assets of the Company’s benefit plans, including those from dividends, interest income and capital appreciation. The Company utilizes a third-party consultant to assist in the development of the expected long-term return on plan assets, which is based on expectations regarding future long-term rates of return for the plans investment portfolio, with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class.

Plan Assets. The Company’s Pension Committee (the “Committee”) has the responsibility to formulate the investment policies and strategies for the plan assets. The Committee structures the investment of plan assets to maximize the plans long-term rate of return for an acceptable level of risk and limit the volatility of investment returns. In the pursuit of these goals, the Committee has formulated the following investment policies and objectives: (1) preserve the plan assets; (2) maintain sufficient liquidity to fund benefit payments and pay plan expenses; and (3) achieve a minimum total rate of return equal to the established benchmarks for each asset category.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Committee has established a target allocation that the plan assets may be invested in for each major asset category and has established guidelines regarding diversification within asset categories to limit risk and exposure to a single or limited number of securities. The investment manager is required to rebalance the portfolio within two percentage points for any individual asset or combination of assets defined within policy targets. Asset allocation targets are re-balanced quarterly and re-assessed annually for the upcoming year. The investments of the plan include a diversified portfolio of both equity and fixed income investments. Equity investments are further diversified across U.S. and international stocks, small to large capitalization stocks, and growth and value stocks. Fixed income assets are diversified across U.S. and international issuers, corporate and governmental issuers, and credit quality.

The following table presents a summary of target asset allocations for each major category of the plan assets as well as the actual asset allocations at December 31, 2019:

Asset Allocation	Target	Actual
Cash and cash equivalents	0%	1%
U.S. equity securities	26%	26%
Global equity securities	36%	35%
Fixed income	34%	34%
Other	4%	4%
		100%

Cash and cash equivalents consist of cash and short-term investments. U.S. and global equity securities, fixed income and other investment assets are primarily commingled fund investments. The pension plans’ commingled fund investments are managed by several fund managers and are valued at the net asset value per share for each fund. Although the majority of the underlying assets in the funds consist of actively traded equity securities and bonds, the unit of account is considered to be at the fund level. These funds are traded daily and settled the following day at the net asset value per share.

The Committee regularly monitors the investment of plan assets to ensure that the actual asset allocation remains in proximity to the target. The Committee also regularly measures and monitors investment risk through ongoing performance reporting and investment manager reviews.

The following table presents the fair value of the Company’s pension plan assets by asset category segregated by level within the fair value hierarchy, as described below:

	December 31, 2019				December 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5	$—	$—	$5	$2	$—	$—	$2
Global equity securities	—	—	1	1	—	—	1	1
Commingled Funds [1]				398				349
Total assets at fair value	$5	$—	$1	$404	$2	$—	$1	$352

[1]

Investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy table. The total fair value of these amounts are presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented for total defined benefit pension plan assets

Contributions. The funding policy for the Company’s pension and postretirement benefit plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. At December 31, 2019, all legal funding requirements had been met. The Company expects to contribute approximately $20 million to its pension plan, and approximately $1 million to its other postretirement benefit plans for the year ending December 31, 2019.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Estimated Future Benefit Payments. The following table presents expected pension and other postretirement benefit payments which reflect expected future service, as appropriate.

	2020	2021	2022	2023	2024	2025 through 2029
Pension	$31	$31	$31	$32	$32	$159
Other Postretirement	1	1	1	1	1	5
	$32	$32	$32	$33	$33	$164

20.  STOCK-BASED COMPENSATION PLANS

The Company’s stock-based compensation plans were established to attract and retain key personnel by providing them the opportunity to acquire an equity interest in the Company or other incentive compensation measured by reference to the value of shares or other performance objectives and align the interests of key personnel with those of stockholders.

Long-Term Incentive Plans – The Company’s long-term incentive plans (“LTIP Plans”) include long-term incentive plans initiated before 2017 (“Pre-2017 Plans”) and the 2017 Long-Term Incentive Plan (“2017 Plan”) pursuant to which shares may be issued by the Company from treasury. Under the LTIP Plans, awards of stock appreciation rights (“SARs”) may be granted to employees of the Company and its subsidiaries; however, no LTIP award may be issued to any director of a subsidiary of the Company who is not an employee. An aggregate of 6,820,000 LTIP awards were authorized under the Pre-2017 Plans and an aggregate of 1,900,000 LTIP awards were authorized under the 2017 Plan. No further awards shall be granted under the LTIP Plans.

Omnibus Equity Incentive Plan – The Company adopted the Omnibus Equity Incentive Plan (“Omnibus Plan”) in February 2017 and the stockholders approved the Omnibus Plan in July 2017. The Omnibus Plan provides for grants to eligible employees, officers, consultants or advisors of the Company and its subsidiaries of stock options, long-term incentive units, restricted stock units (“RSUs”), SARs and performance stock units in order to provide a long-term incentive compensation to such persons. No awards will be made under the Omnibus Plan to non-employee directors. 1,100,000 shares were reserved for issuance under the Omnibus Plan. The Omnibus Plan has a term of ten years and shares may be issued by the Company from treasury. As of December 31, 2019, no further awards shall be granted under the Omnibus Plan.

2019 Incentive Award Plan – The Company adopted the 2019 Incentive Award Plan (“2019 Plan”) in March 2019 and the stockholders approved the 2019 Plan in May 2019. The 2019 Plan provides for grants to eligible employees, officers, consultants, directors or advisors of the Company and its subsidiaries of stock options, SARs, restricted stock award, RSUs, deferred stock award, and performance stock units in order to provide a long-term incentive compensation to such persons. 2,525,000 shares were reserved for issuance under the 2019 Plan. Any shares subject to a prior plan that are forfeited, cancelled, or expired shall be available for future grants under the 2019 Plan. Only awards settled in equity count against the share reserve.

Deferred Stock Unit Plan – The Company established a Deferred Share Unit (“DSU”) Plan (“DSU Plan”) whereby the Company’s independent directors receive some or all of their annual retainers in DSUs. DSUs are granted at a price equal to the closing price of the common shares on the day before the date of grant. The DSUs are settled in cash at retirement at the closing price of the common shares of the Company on the retirement date of the director. Under the DSU Plan, 100,000 DSUs were reserved for issuance.

Legacy Employee Stock Purchase Plan – On October 1, 2001, the Company implemented an employee stock purchase plan. Under this plan, the Company may issue 1,500,000 common shares to certain eligible employees. The maximum number of common shares that may be issued under the plan in any one year is 300,000. Under the terms of the plan, employees can purchase shares of the Company at 85% of the market value of the shares. Employees can allocate a maximum of 10% of their salary to the plan to a maximum of C$20,000 per annum. During the years ended December

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

31, 2019, 2018 and 2017, 22,541, 41,288 and 38,169, common shares were issued, respectively, at an average price of C$6.20, C$42.20, C$59.55 under the legacy employee stock purchase plan.

Maxar Technologies Inc. Employee Stock Purchase Plan – On March 27, 2019, the Company implemented an employee stock purchase plan. Under this plan, the Company may issue 5,000,000 common shares to certain eligible employees. Under the terms of the plan, employees can purchase shares of the Company at 85% of the market value of the shares on the lower closing price of either the first or last day of the purchase period. Employees can allocate a maximum of 10% of their salary to the plan to a maximum of $25,000 per annum. During the year ended December 31, 2019, 89,398 common shares were issued at an average price of $6.09 under the employee stock purchase plan.

DigitalGlobe Equity Plan – The Employee Stock Option Plan (“DigitalGlobe Equity Plan”) was assumed as a result of the DigitalGlobe Transaction, effective as of October 5, 2017. As of December 31, 2017, no further awards shall be granted under the DigitalGlobe Equity Plan.

Stock Appreciation Rights

The Company awards SARs to certain employees under its 2017 Plan and Omnibus Plan. Certain awards issued under the Pre-2017 Plans, the 2017 Plan and Omnibus Plan remain outstanding as of December 31, 2019. The SARs issued under the Pre-2017 Plans vest over a period of three years, in the amount of one-third each year, and expire five years from their grant date. The SARs issued under the 2017 Plan and Omnibus Plan vest over a period of four years, in the amount of one-quarter each year, and expire ten years from their grant date.

SARs Accounted for as Liability Classified Awards

A summary of the SARs accounted for as liability classified awards for the year ended December 31, 2019 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
SARs outstanding at December 31, 2018	774,430	$63.86
Exercised	—	—
Cancelled or expired	(195,110)	63.30
SARs outstanding at December 31, 2019	579,320	63.12	1.56	$—
SARs vested and expected to vest at December 31, 2019	579,320	63.12	1.56	$—
SARs exercisable at December 31, 2019	566,340	$63.46	1.43	$—

The weighted average grant-date estimated fair value of SARs accounted for as liability classified awards granted during the year ended December 31, 2017 was C$68.84. No SARs accounted for as liability classified awards were granted during 2019 and 2018. The total intrinsic value of SARs exercised during the years ended December 31, 2018 and 2017 was $0 and $1 million, respectively. No SARs were exercised during the year ended December 31, 2019.

As of December 31, 2019, total unrecognized compensation expense related to nonvested SARs accounted for as liability classified awards was not significant.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

SARs Accounted for as Equity Classified Awards

A summary of the SARs accounted for as equity classified awards for the year ended December 31, 2019 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
SARs outstanding at December 31, 2018	1,219,028	$51.05
Granted	—	—
Exercised	—	—
Cancelled or expired	(293,437)	50.66
SARs outstanding at December 31, 2019	925,591	51.18	6.71	$—
SARs vested and expected to vest at December 31, 2019	925,591	51.18	6.71	$—
SARs exercisable at December 31, 2019	588,076	$50.75	6.57	$—

The weighted average grant-date estimated fair value of SARs accounted for as equity classified awards granted during the years ended December 31, 2018 and 2017 was C$10.37 and C$75.09, respectively. No SARs accounted for as equity classified awards were granted during 2019. The total intrinsic value of SARs exercised during the years ended December 31, 2018 and 2017 was $0 million, respectively. No SARs were exercised during the year ended December 31, 2019.

As of December 31, 2019, total unrecognized compensation expense related to nonvested SARs accounted for as equity classified awards was not significant.

Restricted Share Units

The Company issues RSUs to certain employees under the Omnibus Plan and 2019 Plan. The RSUs vest over a period of three years, in the amount of one-third each year, and are settled either in cash or equity-settled on the vesting date.

RSUs Accounted for as Liability Classified Awards

A summary of the RSUs accounted for as liability classified awards for the year ended December 31, 2019 is presented below:

		Weighted Average
	Number of	Grant Date
	Awards [1]	Fair Value [1]
Nonvested RSUs at December 31, 2018	-	$-
Granted	1,054,658	6.93
Vested	—	-
Cancelled or expired	(108,377)	6.92
Nonvested RSUs at December 31, 2019	946,281	$6.93

1RSUs under the 2019 Plan

As of December 31, 2019, total unrecognized compensation expense related to nonvested RSUs was $8 million and is expected to be recognized over a weighted average remaining period of 1.4 years.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

RSUs Accounted for as Equity Classified Awards

As part of the acquisition of DigitalGlobe, the Company provided replacement RSUs for a certain portion of the unvested RSU’s previously granted to DigitalGlobe employees. The replacement RSUs will continue to vest over the next three years, based on the terms of the original plan.

A summary of the status of the Company’s nonvested RSU awards under the 2019, Omnibus Plan and the DigitalGlobe Equity Plan as of December 31, 2019 and changes during the year then ended is presented below:

		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards [1]	Fair Value [1]	Awards [2]	Fair Value [2]	Awards [3]	Fair Value [3]
Nonvested RSUs at December 31, 2018	-	$-	419,512	$51.99	273,861	$54.57
Granted	1,086,004	7.90	77,259	4.75	—	-
Vested	(16,934)	6.59	(150,337)	52.88	(117,346)	54.57
Cancelled or expired	(82,335)	8.03	(98,936)	52.74	(55,844)	54.57
Nonvested RSUs at December 31, 2019	986,735	$7.91	247,498	$36.42	100,671	$54.57

1RSUs under the 2019 Plan

2RSUs under the Omnibus Plan

3RSUs under the DigitalGlobe Equity Plan

During the years ended December 31, 2019, 2018, and 2017, the total fair value of RSUs that vested was $14 million, $19 million and $5 million, respectively.

As of December 31, 2019, total unrecognized compensation expense related to nonvested RSUs was $7 million and is expected to be recognized over a weighted average remaining period of 1.2 years.

Performance Share Units

The Company issues PSUs to certain employees under the Omnibus Plan and 2019 Plan. The PSUs vest over a period of three years from the beginning date of a pre-determined performance period to the extent the Company has met its adjusted cash leverage (ACL) performance criteria during the performance period. Each unit has the ability to earn up to two common shares and the total number of shares earned is based upon both the ACL and total shareholder return (TSR), which compares the Company's relative TSR performance against the total shareholder return of the Russel 2000 index over the term of the award. Performance related to both the ACL and TSR can be 0-200%. The total payout is the average of the ACL and TSR and the maximum payout percentage for all PSUs granted by the Company is 200%. The payout for performance up to 100% will be in equity and any performance greater than 100% will be paid out in cash.

A summary of the PSU awards for the year ended December 31, 2019 is presented below:

		Weighted Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested PSUs at December 31, 2018	-	$-
Granted	1,060,253	6.81
Vested	—	-
Cancelled or expired	(96,851)	6.62
Nonvested PSUs at December 31, 2019	963,402	$6.83

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

As of December 31, 2019, total unrecognized compensation expense related to nonvested PSUs was $7 million and is expected to be recognized over a weighted average remaining period of 1.5 years.

Deferred Share Units

A summary of the DSU awards for the year ended December 31, 2019 is presented below:

	Number of Awards	Weighted Average Issuance Price
DSUs outstanding at December 31, 2018	107,603	C$	51.52
Issued	—		—
Redeemed	(41,993)		49.96
DSUs outstanding at December 31, 2019	65,610	C$	52.76

During the years ended December 31, 2019 and 2017, the total intrinsic value of redeemed DSUs was not material. No DSUs were redeemed during the year ended December 31, 2018.

Expense related to DSUs is recognized fully as stock-based compensation expense at the time they are issued.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense (benefit) from continuing operations included in the Company’s Consolidated Statements of Operation:

		Year ended December 31,
	Classification	2019	2018	2017
Stock-based compensation expense	Selling, general, and administrative expense, Product costs, and Service costs	$20	$20	$48

Valuation of Stock-Based Compensation Awards

Valuation of Liability Classified SARs

The fair value of the SARs were estimated at each reporting period using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2019	2018	2017

Risk-free interest rate	1.7 - 1.9%	1.7 - 1.9%	1.7 - 1.9%
Dividend yield	0.5%	1.8%	1.8%
Expected lives (in years)	0.2 - 4.6	0.3 - 5.4	1.0 - 6.5
Volatility	57 - 130%	14 - 23%	14 - 25%

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Valuation of Equity Classified SARs and DSUs

The fair value of equity classified SARs and DSUs were estimated on the date of the grant or the date of accounting reclassification using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended December 31,
	2019 [1]	2018	2017
Risk-free interest rate		1.9 - 2.3%	0.6 - 1.9%
Dividend yield		2.2 - 9.1%	1.5 - 2.2%
Expected lives (in years)		3.0 - 7.0	0.4 - 7.0
Volatility		22 - 41%	17 - 25%

1No equity classified SARs and DSUs were granted in 2019.

Valuation of PSUs and RSUs

The fair value of PSUs not subject to a market condition and equity classified RSUs is determined based on the closing price of the Company’s common stock on the grant date.

PSUs that are subject to the market condition are valued using a Monte Carlo simulation model, which requires certain assumptions, including the risk-free interest rate, expected volatility, and the expected term of the award. The risk-free interest rate used in the Monte Carlo simulation model is based on zero-coupon yields implied by U.S. Treasury issues with remaining terms similar to the performance period on the PSUs. The performance period of the PSUs represents the period of time between the PSU grant date and the end of the performance period. Expected volatility is based on historical data of the Company and peer companies over the most recent time period equal to the performance period.

For PSU grants during the years ended December 31, 2019 the assumptions used in the Monte Carlo simulation are as follows:

Year Ended December 31,
2019
Risk-free interest rate	2.2 - 2.3%
Dividend yield	0.5 - 0.9%
Expected lives (in years)	2.9 - 3.0
Volatility	63 - 67%

The risk-free interest rate for 2019 is based on the U.S. Treasury yield with the remaining term equal to the expected life assumed at the date of the grant and the risk-free interest rate for 2018 and 2017 is based upon Canadian bond rates with the remaining term equal to the expected life assumed at the date of grant. The dividend yield is based on the expected annual dividend yield at date of grant. The expected lives are based on the Company’s actual historical exercise experience. Volatility is calculated using a rate based upon the historical volatility of the Company’s common stock.

Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

21.  INCOME TAXES

The amounts disclosed within the income tax footnote represent those attributable to continuing operations.

The components of income (loss) before income taxes were:

	Year Ended December 31,
	2019	2018	2017
U.S.	$77	$(806)	$(181)
Non-U.S.	—	(117)	(42)
Income (loss) before taxes	$77	$(923)	$(223)

Income tax expense (benefit) is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Current tax expense
U.S.	$5	$—	$1
Non-U.S.	—	—	—
	5	—	1
Deferred tax benefit
U.S.	—	(2)	(145)
Non-U.S.	—	(46)	(24)
	—	(48)	(169)
Income tax expense (benefit)	$5	$(48)	$(168)

For the year ended December 31, 2018, the applicable statutory tax rate was the Canadian statutory income tax rate. Following the U.S. Domestication, the applicable statutory tax rate for the year ended December 31, 2019 is the U.S. federal income tax rate. A reconciliation of the U.S. federal tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. statutory income tax rate	21%	21%	35%
Expected income tax expense (benefit) at statutory rate	$16	$(194)	$(78)
Impact of Tax Cuts and Jobs Act of 2017	—	—	26
Change in statutory tax rates	—	—	(1)
Non-deductible expenses	15	6	9
Tax on international operations	(1)	(45)	(24)
Change in valuation allowance	(108)	96	(93)
Base Erosion and Anti-Abuse Tax	5	—	—
Outside basis difference in assets held for sale	78	—	—
Tax credits	(1)	(9)	(8)
Non-deductible goodwill impairment	—	98	—
Other	1	—	1
Income tax expense (benefit)	$5	$(48)	$(168)
Effective income tax rate	6%	5%	75%

The Tax Cuts and Jobs Act ("2017 Tax Act") was enacted on December 22, 2017. The 2017 Tax Act includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred, limitations on interest expense deductions, a new base erosion focused

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

minimum tax applicable to certain payments to foreign related parties and the creation of new taxes on earnings of non-U.S. subsidiaries. In the fourth quarter of 2017, the Company made a reasonable estimate of the impact of the 2017 Tax Act on the existing deferred tax balances and the one-time mandatory deemed repatriation tax. The re-measurement of the deferred tax assets and liabilities, net of valuation allowance, and the estimate of the one-time mandatory deemed repatriation tax was not material.

Significant components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2019	2018	2017
Tax benefit of losses carried forward	$219	$222	$198
Research and development tax credits	82	91	72
Construction contract liabilities	89	77	67
Property and equipment	—	15	3
Trade and other payables	41	38	25
Employee benefits	41	49	53
Unrealized foreign exchange gains and losses	6	6	5
Other	18	21	8
Deferred tax assets	496	519	431
Valuation allowance	(231)	(304)	(134)
Deferred tax assets, net of valuation allowance	265	215	297

Property and equipment	(47)	—	—
Goodwill and intangibles	(124)	(213)	(301)
Outside basis difference in assets held for sale	(78)	—	—
Other	(10)	(2)	—
Deferred tax liabilities	(259)	(215)	(301)
Deferred tax assets and (liabilities), net	$6	$—	$(4)

The Company assesses the deferred tax assets for recoverability and based upon all available evidence establishes a valuation allowance to reduce the deferred tax assets to the amount that is more-likely-than-not realizable. The valuation allowance decreased $73 million from December 31, 2018 to December 31, 2019. This decrease was the result of a change in the Company’s assertion regarding the permanent reinvestment of its investment in MDA as well as the impact of current year operations. This decrease was offset by an adjustment to prior year deferred taxes, primarily related to goodwill, for which no income tax expense was recorded.

During 2019, in connection with the MDA Transaction, the Company has re-evaluated its prior permanent reinvestment assertion and concluded that it can no longer assert that the basis difference related to its investment is permanently reinvested. Accordingly, the Company has established a deferred tax liability of approximately $78 million on the taxable temporary difference associated with its investment. The establishment of the deferred tax liability resulted in a corresponding release of valuation allowance, as mentioned above.

Net operating losses carried forward as of December 31, 2019 were $1,665 million. Of these, $870 million relate to federal losses, set to expire between 2024 and 2039 and $795 million relate to state losses set to expire between 2022 and 2038. Of the federal losses, $264 million have no expiry and are subject to an annual limitation of 80% of taxable income. The U.S. Domestication does not impact the availability of the losses carried forward to future years.

The Company also has U.S. federal and state tax credits carried forward of $74 million and $2 million as of December 31, 2019, relating to research and development expenditures set to expire between 2024 and 2039 and California

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

research credits with no expiry. Additionally, the Company has U.S. foreign tax credits carried forward of $6 million set to expire between 2020 and 2026.

The following table summarizes the changes in unrecognized tax benefits:

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$—	$—	$—
Gross increases related to prior period tax positions	6	—	—
Gross increases related to current period tax positions	1	—	—
Balance, end of year	$7	$—	$—

As of December 31, 2019, there were $7 million of unrecognized tax benefits that, if recognized, would be offset by changes in the deferred tax assets. It is not anticipated that a reduction of unrecognized tax benefits will occur within the next twelve months.

The Company and its subsidiaries file income tax returns in the United States, and various foreign jurisdictions. With some exceptions, the Company remains subject to income tax examination in the United States for years after 2004.

The Company records interest and penalties accrued or recovered in relation to unrecognized tax benefits in income tax expense. The Company has not recognized any interest and penalties in the three year comparative period due to available attributes.

22. EARNINGS PER SHARE

The following table includes the calculation of basic and diluted EPS:

	Year Ended December 31,
	2019	2018	2017

Income (loss) from continuing operations	$83	$(873)	$(56)
Income (loss) from discontinued operations, net of tax	26	(377)	116
Net income (loss)	$109	$(1,250)	$60

Weighted average number of common shares outstanding-basic	59.6	58.1	41.2
Weighted dilutive effect of equity awards	0.6	—	—
Weighted average number of common shares outstanding-diluted	60.2	58.1	41.2

Basic net income (loss) per common share:
Income (loss) from continuing operations	$1.39	$(15.03)	$(1.36)
Income (loss) from discontinued operations, net of tax	0.44	(6.49)	2.82
Basic net income (loss) per common share	$1.83	$(21.52)	$1.46

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$1.38	$(15.03)	$(1.36)
Income (loss) from discontinued operations, net of tax	0.43	(6.49)	2.82
Diluted net income (loss) per common share	$1.81	$(21.52)	$1.46

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

For the years ended December 31, 2019, 2018 and 2017 approximately 2 million, 3 million and 4 million awards, respectively, were excluded from the diluted weighted average number of ordinary common shares outstanding calculation because their effect would have been anti-dilutive.

23.  COMMITMENTS AND CONTINGENCIES

Contingencies in the Normal Course of Business

As discussed in Note 6, satellite construction contracts may include performance incentives whereby payment for a portion of the purchase price of the satellite is contingent upon in-orbit performance of the satellite. The Company’s ultimate receipt of orbital performance incentives is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. A complete or partial loss of a satellite’s functionality can result in loss of orbital receivable payments or repayment of amounts received by the Company under a warranty payback arrangement. The Company generally receives the present value of the orbital receivables if there is a launch failure or a failure caused by a customer error, but will forfeit some or all of the orbital receivables if the loss is caused by satellite failure or as a result of Company error. The Company recognizes orbital performance incentives in the financial statements based on the amounts that are expected to be received and believes that it will not incur a material loss relating to the incentives recognized. With respect to the Company’s securitized liability for the orbital receivables, upon the occurrence of an event of default under the securitization facility agreement or upon the occurrence of limited events, the Company may be required to repurchase on demand any affected receivables at their then net present value. As discussed in Note 6, the Company repurchased $24 million of specifically identified orbital receivables during the year ended December 31, 2019. The orbital receivables were repurchased as a result of our customer transferring the obligation to another entity which did not meet the credit criteria of our lenders

The Company may incur liquidated damages on programs as a result of delays due to slippage, or for programs which fail to meet all milestone requirements as outlined within the contractual arrangements with customers. Losses on programs related to liquidated damages result in a reduction of revenue. Changes in estimates related to contracts accounted for using the cost-to-cost method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Unrecoverable costs on contracts that are expected to be incurred in future periods are recorded in program cost in the current period.

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Legal Proceedings

In 2010, the Company entered into an agreement with a Ukrainian customer to provide a communication satellite system. In 2014, following the annexation of Crimea by the Russian Federation, the Company declared force majeure with respect to the program. The Ukrainian customer accepted that an event of force majeure had occurred. Following various unsuccessful efforts to arrive at a new contractual framework to take account of the changed circumstances (including the force majeure and various financial issues), the contract with the Ukrainian customer was terminated by Maxar. Maxar completed work on the spacecraft, which is in storage. In July 2018, the Ukrainian customer issued a statement of claim in the arbitration it had commenced against Maxar, challenging the Company’s right to terminate for force majeure, purporting to terminate the contract for default by Maxar (a position since withdrawn), and seeking recovery from Maxar in the amount of approximately $227 million. The matter was heard by the arbitration panel in December 2019, and post-hearing briefs were submitted in January 2020. The Company presented a vigorous defense to the petitioner’s claims. The Company expects the arbitration panel to issue its ruling sometime this year. The Company has accrued an amount that it believes is within the range of probable outcomes for resolving this matter. However, the outcome of any arbitration is difficult to predict, and in the event that the arbitration results in a finding against the Company in excess of the amount reserved, the Company could incur additional amounts and its results of operations and financial condition could be adversely affected.

On January 14, 2019, a Maxar stockholder filed a putative class action lawsuit captioned Oregon Laborers Employers Pension Trust Fund, et al. v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the District Court of Colorado (the “Colorado Action”), naming Maxar and members of management as defendants alleging, among other things, that the Company’s public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. On August 7, 2019, the Court appointed a lead plaintiff and lead counsel. On October 7, 2019, the lead plaintiff filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 against the Company and members of management in connection with the Company’s public disclosures between March 26, 2018 and January 6, 2019. The consolidated complaint alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were allegedly false and/or misleading during the class period. On December 6, 2019, defendants moved to dismiss the Colorado Action, which motion is currently pending. Also in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00613564-00CP in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. On November 15, 2019, Mr. O’Brien and another Maxar stockholder resident in Canada issued a new putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00631107-00CP, naming Maxar and certain members of management and the board of directors as defendants as well as Maxar’s auditor, KPMG LLP. On February 7, 2020, the January 2019 claim was discontinued. The Statement of Claim alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were false and/or misleading during the class period, and claims damages of $700 million. The Company believes that these cases are without merit and intends to vigorously defend against them.

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al. No. T19-074 in the Superior Court of the State of California, County of Santa Clara, naming Maxar, and certain members of management and the board of directors as defendants. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Company’s June 2, 2017 Registration Statement and prospectus filed in anticipation of its October 17, 2017 merger with DigitalGlobe. The lawsuit is based upon many of the same underlying factual allegations as the Colorado Action. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

On November 14, 2019, a complaint was filed in a derivative action against Maxar and certain current and former members of management and the board of directors in federal court in the District of Delaware, captioned as Dorling,

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Derivatively on Behalf of Nominal Defendant Maxar Technologies Inc. v. Lance et al., No. 19-cv-02134-UNA. The complaint concerns the same factual allegations as asserted in the Colorado Action. On February 7, 2020, the court granted the parties’ stipulated motion to stay this case.

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

24.  SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Year ended December 31,
	2019	2018	2017
Supplemental cash flow information:
Cash paid for interest	$(193)	$(152)	$(41)
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	$19	$19	$15
Acquisition	—	—	1,197

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

25.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data (unaudited) for the periods presented is as follows:

	2019				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total revenues	$431	$412	$413	$410	$466	$487	$433	$418

(Loss) Income from continuing operations	$(68)	$139	$(41)	$53	$(27)	$(52)	$(309)	$(485)
Income (loss) from discontinued operations, net of tax	11	9	16	(10)	41	15	23	(456)
Net income (loss)	$(57)	$148	$(25)	$43	$14	$(37)	$(286)	$(941)

Basic net income (loss) per common share:
(Loss) Income from continuing operations	$(1.14)	2.33	(0.69)	0.89	(0.48)	(0.91)	(5.22)	(8.18)
Income (loss) from discontinued operations, net of tax	0.18	0.15	0.27	(0.17)	0.73	0.26	0.39	(7.69)
Basic net (loss) income per common share	$(0.96)	$2.48	$(0.42)	$0.72	$0.25	$(0.65)	$(4.83)	$(15.87)

Diluted net income (loss) per common share:
(Loss) Income from continuing operations	$(1.14)	2.32	(0.69)	0.87	(0.48)	(0.91)	(5.22)	(8.18)
Income (loss) from discontinued operations, net of tax	0.18	0.15	0.27	(0.17)	0.73	0.26	0.39	(7.69)
Diluted net (loss) income per common share	$(0.96)	$2.47	$(0.42)	$0.70	$0.25	$(0.65)	$(4.83)	$(15.87)

26.  SUBSEQUENT EVENTS

Deal Contingent Hedge

On February 11, 2020, in connection with the MDA Agreement, the Company entered into deal-contingent foreign currency hedge arrangements, with no cash cost, to hedge 50% of the Canadian dollar denominated sales price at a spot rate of $1.338362 to C$1.00, if the closing date occurs on or before June 29, 2020. Fees associated with these arrangements are contingent and payable upon closing of the acquisition and will vary based on the closing date.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In our Annual Report for the year ended December 31, 2018, we identified and disclosed material weaknesses in internal control over financial reporting related to “Insufficient Complement of Personnel” and “Insufficient Identification and Assessment of Changes.” As a consequence of the underlying root causes related to personnel and risk assessment, the Company did not have effective control activities related to the design, operation, and documentation of process-level controls over: (i) the cost-to-cost method used to determine the percentage-of-completion method affecting revenue and cost of sales (ii) the measurement and disclosures of current and deferred income taxes and related valuation allowance and (iii) commitments and contingencies disclosure.

To remediate the identified material weaknesses, management has taken the necessary steps to redesign the respective control framework, including implementation of enhanced control procedures. Prior to the issuance of this Annual Report on Form 10-K, we successfully completed the testing of these enhanced controls and concluded that the material weaknesses have been remediated as of December 31, 2019.

On December 29, 2019, we entered into a definitive agreement to sell MDA and it was determined that the MDA business met the criteria to be classified as held for sale. Management has designed and implemented control procedures, which were assessed as of December 31, 2019 during the annual operation of these controls.

There were no other changes that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Information about our Directors will be included in the Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

EXECUTIVE OFFICERS

The Executive Officer information will be included in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

AUDIT COMMITTEE FINANCIAL EXPERT

The information as to the Audit Committee and the Audit Committee Financial Expert will be included in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

CODE OF ETHICS

Information about our Code of Ethics will be included in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

OTHER DISCLOSURES

Other disclosures required by this Item will be included in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

Information concerning Executive Compensation will be included in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management will be included in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information as to Certain Relationships and Related Transactions and Director Independence will be included in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information as to Principal Accountant Fees and Services and Audit Committee Pre-Approval will be included in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
1)	All financial statements:

2)	Financial statement schedules:

Financial statement schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes thereto.

3)	Exhibits:

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

2.1	Stock Purchase Agreement by and Among Maxar Technologies Inc., Maxar Technologies Holdings Inc. and Neptune Acquisition Inc., dated as of December 29, 2019	8-K	001-38228	2.1	12/30/2019
3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Secretary of the State of Delaware.	8-K	001-38228	3.1	1/2/19

3.2	Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.2	1/2/19

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-38228	3.1	5/13/19

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
4(vi)1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act					X

4.1	Restated Credit Agreement by and among Maxar Technologies Ltd., Royal Bank of Canada and the Lenders named therein, dated as of October 5, 2017.	6-K	001-38228	10.1	10/16/17

4.2	First Amending Agreement dated as of December 21, 2018 to the Restated Credit Agreement dated as of October 5, 2017.	10-K	001-38228	4.2	3/1/19

4.3	Second Amending Agreement dated as of December 21, 2018 to the Restated Credit Agreement dated as of October 5, 2017.	6-K	001-38228	99.2	12/21/18

4.4	Third Amending Agreement dated as of November 4, 2019 to the Restated Credit Agreement dated as of October 5, 2017.	8-K	001-38228	4.2	12/11/19

4.5	Fourth Amending Agreement dated as of December 11, 2019 to the Restated Credit Agreement dated as of October 5, 2017.					X

4.6	Fifth Amending Agreement dated as of December 18, 2019 to the Restated Credit Agreement dated as of October 5, 2017.					X

4.7	Indenture, dated as of December 2, 2019.	8-K	001-38228	4.1	12/02/19

4.8	Supplemental Indenture, dated as of December 11, 2019.	8-K	001-38228	4.1	12/11/19

4.9	Tax Benefit Preservation Plan, dated as of May 13, 2019.	8-K	001-38228	4.1	05/13/19

10.1.1#	EnhancedView Imagery Acquisition Contract #HM021010C0002, dated August 6, 2010, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q/A	001-34299	10.1	5/24/11

10.1.2#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated July 25, 2011.	10-Q/A	001-34299	10.1	2/24/12

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.3#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated October 31, 2011.	10-K	001-34299	10.4	2/29/12

10.1.4#	Amendment to EnhancedView Imagery Acquisition Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated February 15, 2012.	10-Q	001-34299	10.46	5/1/12

10.1.5#	Modification P00024 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of July 24, 2012.	10-Q	001-34299	10.52	10/31/12

10.1.6#	Modification P00032 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated as of December 26, 2012.	10-K	001-34299	10.53	2/26/13

10.1.7#	Modifications Nos. P00033 and P00034 to Contract #HM021010C0002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.56	5/7/13

10.1.8#	Modification Nos. P00035-38 to Contract #HM021010C002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.60	8/6/13

10.1.9#	EnhancedView Imagery Acquisition Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency, dated September 1, 2013 and Modification P00001	10-Q	001-34299	10.2	10/31/13

10.1.10#	Modification P00002 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.10	2/26/14

10.1.11#	Modification P00003 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.11	2/26/14

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.12#	Modification P00004 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	5/1/14

10.1.13#	Modification P00005 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.2	5/1/14

10.1.14#	Modification P00006 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.3	5/1/14

10.1.15#	Modification P0007 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.4	5/1/14

10.1.16#	Modification P00008 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	7/31/14

10.1.17#	Modification P00009 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.2	7/31/14

10.1.18#	Modification P00010 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.3	7/31/14

10.1.19#	Modification P00011 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.4	7/31/14

10.1.20#	Modification P00012 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	10/30/14

10.1.21#	Modification P00013 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.21	2/26/15

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.22#	Modification P00014 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.22	2/26/15

10.1.23#	Modification P00015 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.23	2/26/15

10.1.24#	Modification P00016 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.24	2/26/15

10.1.25#	Modification P00017 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	4/30/15

10.1.26#	Modification P00018 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.2	4/30/15

10.1.27#	Modification P00019 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.3	4/30/15

10.1.28#	Modification P00020 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	10/29/15

10.1.29#	Modification P00021 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.29	2/25/16

10.1.30#	Modification P00022 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.30	2/25/16

10.1.31#	Modification P00023 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.31	2/25/16

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.32#	Modification P00024 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.32	2/25/16

10.1.33#	Modification P00025 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	4/27/16

10.1.34#	Modification P00026 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.2	4/27/16

10.1.35#	Modification P00027 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.3	4/27/16

10.1.36#	Modification P00029 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.4	4/27/16

10.1.37#	Modification P00030 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	7/28/16

10.1.38#	Modification P00031 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	10/25/16

10.1.39#	Modification P00032 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.2	10/25/16

10.1.40#	Modification P00033 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.3	10/25/16

10.1.41#	Modification P00034 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.4	10/25/16

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.42#	Modification P00035 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.43	2/27/17

10.1.43#	Modification P00036 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.44	2/27/17

10.1.44#	Modification P00028 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-34299	10.1.42	2/27/17

10.1.45#	Modification P00037 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	5/2/17

10.1.46#	Modification P00038 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.2	5/2/17

10.1.47#	Modification P00039 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.3	5/2/17

10.1.48#	Modification P00040 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.4	5/2/17

10.1.49#	Modification P00041 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.1	7/26/17

10.1.50#	Modification P00042 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.2	7/26/17

10.1.51#	Modification P00043 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.3	7/26/17

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.52#	Modification P00044 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.4	7/26/17

10.1.53#	Modification P00045 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-34299	10.5	7/26/17

10.1.54#	Modification P00046 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.54	3/1/19

10.1.55#	Modification P00047 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.55	3/1/19

10.1.56#	Modification P00048 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.56	3/1/19

10.1.57#	Modification P00049 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.57	3/1/19

10.1.58#	Modification P00050 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.58	3/1/19

10.1.59#	Modification P00051 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.59	3/1/19

10.1.60#	Modification P00052 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.60	3/1/19

10.1.61#	Modification P00053 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.61	3/1/19

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.62#	Modification P00054 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.62	3/1/19

10.1.63#	Modification P00055 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.63	3/1/19

10.1.64#	Modification P00056 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.64	3/1/19

10.1.65#	Modification P00057 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.65	3/1/19

10.1.66#	Modification P00058 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.66	3/1/19

10.1.67#	Modification P00059 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.67	3/1/19

10.1.68#	Modification P00060 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.68	3/1/19

10.1.69#	Modification P00061 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-K	001-38228	10.1.69	3/1/19

10.1.70#	Modification P00062 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001.38228	10.1	5/9/19

10.1.71#	Modification P00063 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-38228	10.1	8/6/19

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.1.72#	Modification P00064 to Contract #HM021010CN002, by and between DigitalGlobe, Inc. and National Geospatial-Intelligence Agency.	10-Q	001-38228	10.1	11/4/19

10.2*	Form of Indemnification Agreement.	8-K	001-38228	10.12	1/2/19

10.3.1*	Biggs Porter Employee Term Sheet.	10-K	001-38228	10.3.1	3/1/19

10.3.2*	Daniel Jablonsky Employee Agreement.	10-K	001.38228	10.3.2	3/1/19

10.4*	Maxar Technologies Ltd. Omnibus Equity Incentive Plan.	S-8	333-220853	4.3	10/6/17

10.4.1*	Amendment to the Maxar Technologies Ltd. Omnibus Equity Incentive Plan.	S-8	001-38228	4.3	5/15/18

10.4.2*	Amendment to the Maxar Technologies Ltd. Omnibus Equity Incentive Plan.	S-8	333-219296 333-220853 333-224934	4.13	1/2/19

10.4.3*	Form of LTIP Award Omnibus Equity Incentive Plan (U.S. Employees).	10-K	001-38228	10.4.3	3/1/19

10.4.4*	Form of LTIP Award Omnibus Equity Incentive Plan (Canadian Employees).	10-K	001-38228	10.4.4	3/1/19

10.4.5*	Form of RSU Award Omnibus Equity Incentive Plan (U.S. Employees).	10-K	001-38228	10.4.5	3/1/19

10.4.6*	Form of RSU Award Omnibus Equity Incentive Plan (Canadian Employees).	10-K	001-38228	10.4.6	3/1/19

10.5*	Maxar Technologies Ltd. Employee Stock Option Plan.	S-8	333-220853	4.2	10/6/17

10.5.1*	Form of Restricted Share Unit Award Agreement Employee Stock Option Plan.	S-8	333-220853	4.5	10/6/17

10.5.2*	Form of Restricted Share Unit Award Agreement.	S-8	333-220853	4.6	10/6/17

10.5.3*	Amendment to Restricted Share Unit Award Agreement.	S-8	333-220853	4.7	10/6/17

10.6*	MacDonald, Dettwiler and Associates Ltd. 2014 Long-Term Incentive Plan.	S-8	333-219296	4.6	7/14/17

10.6.1*	Amendment to MacDonald, Dettwiler and Associates Ltd. 2014 Long-Term Incentive Plan.	S-8	333-219296 333-220853 333-224934	4.10	1/2/19

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.6.2*	Form Award Agreement – 2014 Long-Term Incentive Plan (Canadian Employees).	S-8	333-219296	4.10	7/14/17

10.6.3*	Form Award Agreement – 2014 Long-Term Incentive Plan (U.S. Employees).	S-8	333-219296	4.11	7/14/17

10.7*	MacDonald, Dettwiler and Associates Ltd. 2015 Long-Term Incentive Plan	S-8	333-219296	4.7	7/14/17

10.7.1*	Amendment to MacDonald, Dettwiler and Associates Ltd. 2015 Long-Term Incentive Plan.	S-8	333-219296 333-220853 333-224934	4.11	1/2/19

10.7.2*	Form Award Agreement – 2015 Long-Term Incentive Plan (Canadian Employees).	S-8	333-219296	4.12	7/14/17

10.7.3*	Form Award Agreement – 2015 Long-Term Incentive Plan (U.S. Employees).	S-8	333-219296	4.13	7/14/17

10.8*	MacDonald, Dettwiler and Associates Ltd. 2016 Long-Term Incentive Plan.	S-8	333-219296	4.8	7/14/17

10.8.1*	Amendment to MacDonald, Dettwiler and Associates Ltd. 2016 Long-Term Incentive Plan.	S-8	333-219296 333-220853 333-224934	4.12	1/2/19

10.8.2*	Form Award Agreement – 2016 Long-Term Incentive Plan (Canadian Employees).	S-8	333-219296	4.14	7/14/17

10.8.3*	Form Award Agreement – 2016 Long-Term Incentive Plan (U.S. Employees).	S-8	333-219296	4.15	7/14/17

10.9*	MacDonald, Dettwiler and Associates Ltd. 2017 Long-Term Incentive Plan.	S-8	333-220853	4.4	10/6/17

10.9.1*	Amendment to MacDonald, Dettwiler and Associates Ltd. 2017 Long-Term Incentive Plan.	S-8	333-219296 333-220853 333-224934	4.14	1/2/19

10.10*	Form of Restricted Share Unit Award Agreement for Non-U.S. Grantees.	10-Q	001-34299	10.5	5/2/17

10.11*	Maxar Technologies Inc. 2019 Incentive Award Plan.	S-8	333-231296	4.3	5/8/19

10.11.1*	Form of PSU Award Grant Notice – 2019 Plan.	10-Q	001-38228	10.4	5/9/19

10.11.2*	Form of RSU Award Grant Notice – 2019 Plan.	10-Q	001-38228	10.5	5/9/19

10.11.3*	Form of Stock Option Grant Notice – 2019 Plan.	10-Q	001-38228	10.6	5/9/19

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.11.4*	Form of RSU Award Grant Notice – 1 year vesting – 2019 Plan.	10-Q	001-38228	10.7	5/9/19

10.11.5*	Form of Cash-Settled RSU Award Grant Notice.	10-Q	001-38228	10.8	5/9/19

10.11.6*	Form of Cash Incentive Award Grant Notice.	10-Q	001-38228	10.9	5/9/19

10.12*	Maxar Technologies Inc. Employee Stock Purchase Plan	S-8	333-231296	4.4	5/8/19

10.13#	Limited Recourse Receivables Purchase Agreement dated September 16, 2016 among Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd., and ING Bank N.V.	F-4/A	001-38228	10.4	6/2/17

10.14	Security Control Agreement.	F-4	001-38228	10.3	4/27/17

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

23.2	Consent of KPMG LLP, Chartered Professional Accountants, Independent Registered Public Accounting Firm.					X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
101+

The following materials for the Maxar Technologies Inc. Annual Report on Form 10-K for the year ended December 31, 2019, Commission File No. 001-38228, formatted in Inline eXtensible Business Reporting Language (iXBRL):

(i.) Audited Consolidated Statements of Operations

(ii.) Audited Consolidated Balance Sheets

(iii.) Audited Consolidated Statements of Cash Flows

(iv.) Audited Consolidated Statements of Stockholders’ Equity and Statement of Comprehensive

Income (Loss)

(v.) Related notes, tagged or blocks of text

X

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

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

March 2, 2020Maxar Technologies Inc.

By: /s/ Biggs C. Porter

Biggs C. Porter

Executive Vice President and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer)

By: /s/ Carolyn K. Pittman

Carolyn K. Pittman

Senior Vice President and Chief Accounting Officer

(Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel L. Jablonsky	President and Chief Executive Officer	March 2, 2020
Daniel L. Jablonsky	(Principal Executive Officer), Director

/s/ Biggs C. Porter	Executive Vice President and Chief Financial Officer	March 2, 2020
Biggs C. Porter	(Principal Financial Officer, and Duly Authorized Officer)

/s/ Carolyn K. Pittman	Senior Vice President and Chief Accounting Officer	March 2, 2020
Carolyn K. Pittman	(Principal Accounting Officer and Duly Authorized Officer)

/s/ General Howell M. Estes III	Director	March 2, 2020
General Howell M. Estes III

/s/ Roxanne Decyk	Director	March 2, 2020
Roxanne Decyk

/s/ Nick S. Cyprus	Director	March 2, 2020
Nick S. Cyprus

/s/ Joanne O. Isham	Director	March 2, 2020
Joanne O. Isham

/s/ General C. Robert Kehler	Director	March 2, 2020
General C. Robert Kehler

/s/ Dr. L. Roger Mason, Jr.	Director	March 2, 2020
Dr. L. Roger Mason, Jr.
/s/ Robert L. Phillips	Director	March 2, 2020
Robert L. Phillips

/s/ Eric J. Zahler	Director	March 2, 2020
Eric J. Zahler

/s/ Eddy Zervigon	Director	March 2, 2020
Eddy Zervigon