Form 10-Q
period 2020-03-31
Maxar Technologies Inc.
filed 2020-05-11
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

As of May 5, 2020, there were 60,456,495 shares of the registrant’s common stock, at $0.0001 par value, outstanding, and zero shares of the registrant’s Series A Junior Participating Preferred Stock, at par value $0.01 per share, outstanding.

Maxar Technologies Inc.

Quarterly Report on Form 10-Q

For the period ended March 31, 2020

PART I. FINANCIAL INFORMATION

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Product	$107	$166
Service	274	265
Total revenues	$381	$431
Costs and expenses:
Product costs, excluding depreciation and amortization	$145	$171
Service costs, excluding depreciation and amortization	93	92
Selling, general and administrative	68	85
Depreciation and amortization	90	95
Impairment loss	14	—
Operating loss	(29)	(12)
Interest expense, net	49	49
Other (income) expense, net	(3)	5
Loss before taxes	(75)	(66)
Income tax expense	2	1
Equity in loss from joint ventures, net of tax	1	1
Loss from continuing operations	(78)	(68)
Income from discontinued operations, net of tax	30	11
Net loss	$(48)	$(57)

Basic income (loss) per common share:
Loss from continuing operations	$(1.30)	$(1.14)
Income from discontinued operations, net of tax	0.50	0.18
Basic loss per common share	$(0.80)	$(0.96)

Diluted income (loss) per common share:
Loss from continuing operations	$(1.30)	$(1.14)
Income from discontinued operations, net of tax	0.50	0.18
Diluted loss per common share	$(0.80)	$(0.96)

See accompanying notes to the unaudited condensed consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss)

(In millions)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(48)	$(57)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment [1]	(49)	(4)
Unrealized loss on derivatives	(15)	(4)
Gain on pension and other postretirement benefit plans	1	2
Other comprehensive loss, net of tax	(63)	(6)
Comprehensive loss, net of tax	$(111)	$(63)

[1]	Included within Foreign currency translation adjustments is a net gain on hedge of net investment in foreign operations of $5 million for the three months ended March 31, 2019.

See accompanying notes to the unaudited condensed consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Balance Sheets

(In millions)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$12	$59
Trade and other receivables, net	305	357
Inventory	25	20
Advances to suppliers	34	42
Prepaid and other current assets	40	32
Current assets held for sale	627	751
Total current assets	1,043	1,261
Non-current assets:
Orbital receivables, net	363	382
Property, plant and equipment, net	782	758
Intangible assets, net	943	991
Non-current operating lease assets	176	176
Goodwill	1,455	1,455
Other non-current assets	127	134
Total assets	$4,889	$5,157
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$128	$153
Accrued liabilities	91	130
Accrued compensation and benefits	74	93
Contract liabilities	220	271
Current portion of long-term debt	29	30
Current operating lease liabilities	41	40
Other current liabilities	70	49
Current liabilities held for sale	175	230
Total current liabilities	828	996
Non-current liabilities:
Pension and other postretirement benefits	193	197
Contract liabilities	3	4
Operating lease liabilities	172	173
Long-term debt	2,926	2,915
Other non-current liabilities	110	110
Total liabilities	4,232	4,395
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized and 60.1 million outstanding at March 31, 2020; $0.0001 par value, 240 million common shares authorized and 59.9 million outstanding at December 31, 2019)	—	—
Additional paid-in capital	1,790	1,784
Accumulated deficit	(1,130)	(1,082)
Accumulated other comprehensive (loss) income	(4)	59
Total Maxar stockholders' equity	656	761
Noncontrolling interest	1	1
Total stockholders' equity	657	762
Total liabilities and stockholders' equity	$4,889	$5,157

See accompanying notes to the unaudited condensed consolidated financial statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In millions)

	Three Months Ended
	March 31,
	2020	2019
Cash flows (used in) provided by:
Operating activities:
Net loss	$(48)	$(57)
Net income from discontinued operations	30	11
Net loss from continuing operations	(78)	(68)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment losses including inventory	14	3
Depreciation and amortization	90	95
Amortization of debt issuance costs and other noncash interest expense	4	2
Stock-based compensation expense	3	1
Other	(1)	8
Changes in operating assets and liabilities:
Trade and other receivables	42	17
Accounts payables and accrued liabilities	(47)	(85)
Contract liabilities	(52)	(77)
Other	12	16
Cash used in operating activities - continuing operations	(13)	(88)
Cash (used in) provided by operating activities - discontinued operations	(2)	30
Cash used in operating activities	(15)	(58)
Investing activities:
Purchase of property, plant and equipment and development or purchase of software	(60)	(70)
Return of capital from discontinued operations	11	—
Cash used in investing activities - continuing operations	(49)	(70)
Cash used in investing activities - discontinued operations	(3)	(3)
Cash used in investing activities	(52)	(73)
Financing activities:
Net proceeds of revolving credit facility	15	139
Repayments of long-term debt	(5)	(4)
Settlement of securitization liability	(4)	(4)
Payment of dividends	(1)	(1)
Payment of finance leases	(2)	(2)
Other	1	—
Cash provided by financing activities - continuing operations	4	128
Cash (used in) provided by financing activities - discontinued operations	(15)	11
Cash (used in) provided by financing activities	(11)	139
(Decrease) increase in cash, cash equivalents, and restricted cash	(78)	8
Effect of foreign exchange on cash, cash equivalents, and restricted cash	—	1
Cash, cash equivalents, and restricted cash, beginning of year	109	43
Cash, cash equivalents, and restricted cash, end of period	$31	$52

Reconciliation of cash flow information:
Cash and cash equivalents	$27	$45
Restricted cash included in prepaid and other current assets	1	6
Restricted cash included in other non-current assets	3	1
Total cash, cash equivalents, and restricted cash	$31	$52

See accompanying notes to the unaudited condensed consolidated financial statements

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Change in Stockholders’ Equity

(In millions)

Three months ended March 31, 2020:

	Common Stock		Additional		Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	interest	equity
Balance as of December 31, 2019	59.9	$—	$1,784	$(1,082)	$59	$1	$762
Common stock issued under employee stock purchase plan	0.2	—	2	—	—	—	2
Equity classified stock-based compensation expense	—	—	4	—	—	—	4
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	(48)	(63)	—	(111)
Balance as of March 31, 2020	60.1	$—	$1,790	$(1,130)	$(4)	$1	$657

Three months ended March 31, 2019:

	Common Stock		Additional		Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	interest	equity
Balance as of December 31, 2018	59.4	$1,713	$59	$(1,188)	$82	$1	$667
Reclassification of APIC due to U.S. Domestication	—	(1,713)	1,713	—	—	—	—
Common stock issued under employee stock purchase plan	0.1	—	1	—	—	—	1
Common stock issued upon vesting or exercise of stock-based compensation awards	0.1	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	1	—	—	—	1
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive loss	—	—	—	(57)	(6)	—	(63)
Balance as of March 31, 2019	59.6	—	1,774	(1,246)	76	1	605

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

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

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed with the SEC. Unless otherwise indicated, amounts provided in the Notes to the Unaudited Condensed Consolidated Financial Statements pertain to continuing operations (See Note 3 for information on discontinued operations). Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. In management’s opinion, all adjustments of a normal recurring nature that are necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included.

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

Recently Adopted Accounting Pronouncements

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which together with subsequent amendments is included in ASC 326 – Financial Instruments – Credit Losses. ASC 326, as amended, significantly changes the impairment model for most financial assets and certain other instruments. ASC 326, as amended, will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. These updates are effective for

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The Company adopted this standard and related amendments effective January 1, 2020, using the modified retrospective approach. The adoption of this standard resulted in additional disclosures related to the Company's orbital receivables. Refer to Note 4 for details. There were no impacts to the Unaudited Condensed Consolidated Financial Statements as a result of adoption.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also simplifies aspects of accounting for franchise taxes and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual and interim financial statement periods beginning after December 15, 2020, with early adoption permitted. The Company early adopted this standard and related amendments effective January 1, 2020, in order to utilize the simplifying provision that removes the exception to the incremental approach for intraperiod tax allocation when a loss is incurred from continuing operations and income or a gain results from another item such as discontinued operations or other comprehensive income. The impact on the Unaudited Condensed Consolidated Financial Statements is to simplify the quarterly presentation related to the ordinary loss and the gain to be recorded in discontinued operations. There were no material impacts to the Unaudited Condensed Consolidated Financial Statements as a result of adoption.

Recent Accounting Guidance Not Yet Adopted

Clarifying the Interactions between Topic 321, Topic 323, and Topic 815

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”). ASU 2020-01 clarifies the accounting for certain equity securities upon application or discontinuation of the equity method of accounting and scope considerations for forward contracts and purchased options on certain securities. ASU 2020-01 is effective for annual and interim financial statement periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the effect that this guidance may have on the Company’s financial statements.

Reference Rate Reform

In March 2020, FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company expects that it will elect to apply some of the expedients and exceptions in ASU 2020-04. However, the Company is still evaluating the guidance and the impact that adoption of ASU 2020-04 will have on the Company's financial statements.

3.  DISCONTINUED OPERATIONS

On December 30, 2019, the Company announced that Maxar Technologies Holdings Inc., a Delaware corporation and wholly-owned subsidiary of Maxar (“Maxar Holdings” and, together with the Company, the “Sellers”), and Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. (“MDA Purchaser”) entered into a Stock Purchase Agreement, dated as of December 29, 2019

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

(“MDA Agreement”), that provides for, among other things, the MDA Purchaser to purchase the MDA Business, the Company’s Canadian subsidiary, from the Sellers for an aggregate purchase price of C$1.0 billion (“MDA Transaction”). On April 8, 2020, the Company completed the sale of MDA. The Company will recognize a gain on the sale of MDA in the second quarter of 2020. Refer to Note 20 for details on the MDA Transaction.

The Company intends to use the net cash proceeds from the MDA Transaction, as determined by the Company’s Original Syndicated Credit Facility, the 2023 Notes and the MDA Agreement, to pay down long-term debt. Refer to Note 20 for details on subsequent events. The net cash proceeds include the netting of certain fees and liabilities which include the indemnification of the MDA Purchaser for certain liabilities including a dispute with the Ukrainian customer. As of December 31, 2019, the Company had recorded a $60 million liability for the matters, for which the Company expected to withhold proceeds from the sale, reflected in Accrued liabilities within the Consolidated Balance Sheet. This dispute was settled in favor of the Company on March 31, 2020, which resulted in the Company being awarded costs and attorney fees in the amount of $2 million. The Company recognized a $39 million recovery of the previously recorded liability in relation to this dispute. As part of the dispute being settled there are certain other payments to third parties, including subcontractors, which will now be settled. As of March 31, 2020, $21 million remains accrued for on the Company’s Unaudited Condensed Consolidated Balance Sheet in relation to these payments. Refer to Note 18 for details. The Company does not expect any material current income tax consequences in connection with the MDA Transaction.

In addition to the MDA Transaction, upon closing, the Company and the MDA Purchaser entered into a Transition Services Agreement pursuant to which the MDA Purchaser will receive certain services (“Services”). The Services will be provided through April 8, 2021, with an option to extend up to six months to October 2021 for certain services.

Income from discontinued operations, net of tax in the Unaudited Condensed Consolidated Statements of Operations consist of the following:

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Product	$39	$53
Service	36	43
Total revenues	$75	$96
Costs and expenses:
Product costs, excluding depreciation and amortization	$34	$41
Service costs, excluding depreciation and amortization	21	24
Selling, general and administrative	13	18
Depreciation and amortization	4	3
Impairment loss	12	—
Operating (loss) income	(9)	10
Interest expense, net	1	—
Other (income) expense, net[1]	(36)	1
Income before taxes	26	9
Income tax benefit	(4)	(2)
Income from discontinued operations, net of tax	$30	$11
[1]	Other (income) expense, net includes the $39 million recovery of the previously recorded liability in relation to the Company’s dispute with the Ukrainian Customer.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

MDA holds an investment in a privately held company in which it does not have significant influence and the fair value of which cannot be reliably measured through external indicators. The investment is evaluated quarterly for impairment. In the second quarter of 2019, the Company noted an observable price change related to its investment and, as a result, recorded an impairment loss of $12 million. In the first quarter of 2020, the privately held company filed for bankruptcy and as a result the remainder of the investment was written off, which resulted in an additional impairment loss of $12 million. There was no impairment during the three months ended March 31, 2019.

The carrying amounts of the major classes of assets and liabilities, which are classified as held for sale in the Unaudited Condensed Consolidated Balance Sheets, are as follows:

	March 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$15	$45
Trade and other receivables, net	125	168
Deferred tax assets	108	117
Property, plant and equipment	27	29
Intangible assets	21	27
Goodwill	287	310
Other assets [1]	44	55
Current assets held for sale	$627	$751

Liabilities
Accounts payable	$48	$88
Accrued liabilities	15	18
Accrued compensation and benefits	19	21
Contract liabilities	26	29
Pension and other postretirement benefit liabilities	20	21
Other liabilities [2]	47	53
Current liabilities held for sale	$175	$230

1 Other assets include income tax receivables, operating lease assets, prepaid and other current assets.

2  Other liabilities include operating and finance lease liabilities, current income taxes payable and other current liabilities.

4.  TRADE AND OTHER RECEIVABLES, NET

	March 31,	December 31,
	2020	2019
Billed	$184	$211
Unbilled	77	100
Total trade receivables	261	311
Orbital receivables, current portion	42	43
Other	3	4
Allowance for doubtful accounts	(1)	(1)
Trade and other receivables, net	$305	$357

Orbital receivables relate to performance incentives due under certain satellite construction contracts that are paid over the in-orbit life of the satellite. As of March 31, 2020 and December 31, 2019, non-current orbital receivables, net of allowances were $363 million and $382 million, respectively, and are included in Non-current assets on the Unaudited Condensed Consolidated Balance Sheets.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Orbital receivables are recognized as an asset on the balance sheet in conjunction with revenue recognition under the cost-to-cost method of accounting during the satellite construction period and are stated at their carrying value less allowances for expected credit losses. The Company utilizes customer credit ratings, expected credit loss and other credit quality indicators to evaluate the collectability of orbital receivables on a quarterly basis. Assessments for impairments of the orbital receivables are completed utilizing a discounted cash flow analysis based on discount rates which reflect the credit risk of customers and are included as an addition to the orbital receivable allowance. Income is recognized on orbital receivable balances based upon contractual rates.

As of March 31, 2020, the Company had orbital receivables from 14 customers for which the largest customer’s value represents $48 million, or 12% of the stated balance sheet value. During the three months ended March 31, 2020, the Company recognized an impairment of $14 million, primarily due to an increase in credit risk associated with the Company’s largest orbital customer as of March 31, 2020. There were no orbital impairments during the three months ended March 31, 2019.

The changes in allowance for expected credit losses related to non-current orbital receivables for the three months ended March 31, 2020 consist of the following:

Orbital Receivables Allowance
Allowance as of January 1, 2020	$(35)
Additions	(14)
Allowance as of March 31, 2020	$(49)

The Company has sold certain orbital receivables that are accounted for as securitized borrowings in the Unaudited Condensed Consolidated Balance Sheets as the Company does not meet the accounting criteria for surrendering control of the receivables. The net proceeds received on the orbital receivables have been recognized as securitization liabilities and are subsequently measured at amortized cost using the effective interest rate method. The securitized orbital receivables and the securitization liabilities are being drawn down as payments are received from the customers and passed on to the purchaser. The Company continues to recognize orbital interest revenue on the orbital receivables that are subject to the securitization transactions and recognizes interest expense to accrete the securitization liability. The total amount of securitization liabilities at March 31, 2020 and December 31, 2019 was $63 million and $65 million, respectively, Current securitization liabilities of $17 million and $17 million, are included in Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, respectively. Non-current securitization liabilities of $46 million and $48 million are included in Other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, respectively.

5.  INVENTORY

	March 31,	December 31,
	2020	2019
Raw materials	$19	$13
Work in process	6	7
Inventory	$25	$20

6.  PROPERTY, PLANT AND EQUIPMENT, NET

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

	March 31,	December 31,
	2020	2019
Satellites	$397	$397
Equipment	197	196
Leasehold improvements	80	75
Computer hardware	72	67
Furniture and fixtures	15	15
Construction in process	424	388
Property, plant and equipment, at cost	1,185	1,138
Accumulated depreciation	(403)	(380)
Property, plant and equipment, net	$782	$758

Depreciation expense for property, plant and equipment was $24 million and $28 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

7.  INTANGIBLE ASSETS

	March 31, 2020			December 31, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$615	$(113)	$502	$615	$(102)	$513
Backlog	330	(241)	89	330	(217)	113
Technologies	320	(161)	159	320	(144)	176
Software	230	(92)	138	213	(83)	130
Image library	80	(51)	29	80	(48)	32
Trade names and other	37	(11)	26	37	(10)	27
Intangible assets	$1,612	$(669)	$943	$1,595	$(604)	$991

Amortization expense related to intangible assets was $66 million and $67 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

8.  INVESTMENTS

Short-term investments consist of mutual funds and financial instruments purchased with a term to maturity at inception between three months and one year. Short-term investments are measured at fair value through net income. Short-term investments are included within Prepaid and other current assets in the Unaudited Condensed Consolidated Balance Sheets.

The Company has investments in joint ventures where it does not have a controlling financial interest but has the ability to exercise significant influence. These investments are accounted for under the equity method and are included within Other non-current assets in the Unaudited Condensed Consolidated Balance Sheets. The Company’s share of the joint venture’s net income or loss is included within Equity in (income) loss from joint ventures, net of tax in the Unaudited Condensed Consolidated Statements of Operations.

The Company’s most significant joint venture is Vricon Inc. (“Vricon”), a joint venture with Saab AB, specializing in the production of 3D models using high resolution imagery. The Company has an ownership interest of approximately 50% in Vricon. Both Maxar and Saab AB act as resellers of Vricon’s products. In the year ended December 31, 2019,

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Vricon recorded revenues from Maxar and Saab AB of $3 million and $15 million, respectively. Of these sales, Maxar had completed all of its sales to the end customer as of December 31, 2019. As of March 31, 2020, Saab AB has $14 million remaining of the 2019 sales which have not been sold to the end customer. Vricon revenues from Maxar and Saab AB for the three months ended March 31, 2020, were insignificant.

9.  LEASES

The Company has both operating and finance leases. The majority of the Company’s leases are operating leases related to buildings. The majority of the Company’s finance leases are related to furniture and equipment.

The Company’s leases have remaining lease terms of up to 15 years, some of which include options to extend the lease anywhere from one to ten years and are included in the lease term when it is reasonably certain the Company will exercise the option.

Finance lease cost, variable lease cost, and short-term lease cost are not material. The components of operating lease expense are as follows:

		Three months ended March 31,
	Classification	2020	2019
Operating lease expense	Selling, general, and administrative expense, Product costs, and Service costs[1]	$11	$6

[1]	Excluding depreciation and amortization

Supplemental lease balance sheet information consists of the following:

		March 31,	December 31,
	Classification	2020	2019
Assets:
Operating	Non-current operating lease assets	$176	$176
Finance	Property, plant, and equipment, net	5	5
Total lease assets		$181	$181
Liabilities:
Current
Operating	Current operating lease liabilities	$41	$40
Finance	Current portion long-term debt	2	2
Non-current
Operating	Operating lease liabilities	172	173
Finance	Long-term debt	1	1
Total lease liabilities		$216	$216

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Supplemental lease cash flow information is as follows:

	Three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10	$7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	12	—

Other supplemental lease information consists of the following:

	March 31,	December 31,
	2020	2019
Weighted average remaining lease term (in years)
Operating leases	8	9
Finance leases	3	3
Weighted average discount rate
Operating leases	6.4%	6.4%
Finance leases	3.5%	3.5%

Maturities of lease liabilities are as follows:

	2020[1]	2021	2022	2023	2024	Thereafter	Less: imputed interest	Total minimum lease payments
Operating leases	$32	$42	$32	$29	$26	$118	$(66)	$213
Finance leases	2	1	1	—	—	—	(1)	3

1  Excludes the three months ended March 31, 2020.

10.  LONG-TERM DEBT AND INTEREST EXPENSE, NET

	March 31,	December 31,
	2020	2019
Syndicated Credit facility:
Revolving credit facility	$15	$—
Term Loan B	1,955	1,960
2023 Notes	1,000	1,000
Deferred financing	32	33
Debt discount and issuance costs	(52)	(54)
Obligations under finance leases and other	5	6
Total long-term debt	2,955	2,945
Current portion of long-term debt	(29)	(30)
Non-current portion of long-term debt	$2,926	$2,915

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company’s senior secured syndicated credit facility (the “Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility in an aggregate capacity of up to $500 million maturing in December 2023 (the “Revolving Credit Facility”) and (ii) a senior secured first lien term B facility in an original aggregate principal amount of $2.0 billion maturing in October 2024 (the “Term Loan B”).

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of March 31, 2020 and December 31, 2019, the Company had $18 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

Interest expense, net on long-term debt and other obligations are as follows:

	Three Months Ended March 31,
	2020	2019
Interest on long-term debt	$54	$45
Interest expense on advance payments from customers	2	5
Interest on orbital securitization liability	1	2
Capitalized interest	(8)	(3)
Interest expense, net	$49	$49

11.  FINANCIAL INSTRUMENTS AND FAIR VALUE DISCLOSURES

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

	Recurring Fair Value Measurements of as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Orbital receivables [1]	$—	$405	$—	$405
Liabilities
Interest rate swaps	$—	$32	$—	$32
Long-term debt [2]	—	2,234	—	2,234
	$—	$2,266	$—	$2,266

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

	Recurring Fair Value Measurements of as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$1	$—	$—	$1
Orbital receivables[1]	—	425	—	425
	$1	$425	$—	$426
Liabilities
Interest rate swaps	$—	$18	$—	$18
Long-term debt [2]	—	3,004	—	3,004
	$—	$3,022	$—	$3,022

1	The carrying value of Orbital receivables, net was $405 million and $425 million at March 31, 2020 and December 31, 2019, respectively.
2	Long-term debt excludes finance leases, deferred financing and other and is carried at amortized cost. The outstanding carrying value was $2,918 million and $2,906 million at March 31, 2020 and December 31, 2019, respectively.

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

Tax Benefit Preservation Plan

On May 12, 2019, the Company implemented a Tax Benefit Preservation Plan (“Tax Plan”), with the intent to preserve the value of certain deferred tax benefits (the “Tax Benefits”). The Tax Plan is intended to act as a deterrent to any person or entity acquiring shares of the Company equal to or exceeding 4.9%. For each common stock outstanding as of May 28, 2019, a dividend of one preferred stock purchase right is granted. The Tax Plan gives current shareholders the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock (“Series A Preferred”) at a set price of $30.92 which, upon exercise, provides for one additional share of common stock at a 50% discount on the exercise date with no cash settlement options. The Tax Plan reduces the likelihood that changes in the Company’s

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

investor base have the unintended effect of limiting the use of the Company’s Tax Benefits. There is no impact to the financial statements as a result of the Tax Plan. The Tax Plan will expire on October 5, 2020.

As of March 31, 2020 and December 31, 2019, the Company had 2,400,000 shares authorized and no shares outstanding of the Series A Preferred stock.

Changes in the components of Accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments	Unrecognized (Loss) Gain on Interest Rate Swaps	Loss on Pension and Other Postretirement Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$126	$(12)	$(55)	$59
Other comprehensive (loss) income[1]	(49)	(15)	1	(63)
Balance as of March 31, 2020	$77	$(27)	$(54)	$(4)

[1]	There is insignificant tax expense related to Foreign currency translation and for Pensions and other postretirement plans for the three months ended March 31, 2020.

13. REVENUE

On March 31, 2020, the Company had $1.7 billion of remaining performance obligations, which represents the transaction price of firm orders less inception to date revenues recognized. Remaining performance obligations generally exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenues relating to existing performance obligations of approximately $1.1 billion, $0.4 billion, and $0.2 billion for the remaining nine months ended December 31, 2020, and the year ending December 31, 2021 and thereafter, respectively.

Contract liabilities by segment are as follows:

As of March 31, 2020	Earth Intelligence[1]	Space Infrastructure	Total
Contract liabilities	$101	$122	$223

As of December 31, 2019	Earth Intelligence[1]	Space Infrastructure	Total
Contract liabilities	$130	$145	$275

[1]

The contract liability balance associated with the Company’s EnhancedView Contract was $49 million and $78 million as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, imputed interest on advanced payments increased the contract liability balance by $1 million, and $30 million in revenue was recognized, decreasing the contract liability balance. The contract liability balance associated with the Company’s EnhancedView Contract is expected to be recognized as revenue through August 31, 2020.

The decrease in total contract liabilities was primarily due to revenues recognized based upon satisfaction of performance obligations.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company’s primary sources of revenues are as follows:

Three Months Ended March 31, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$107	$—	$107
Service revenues	271	3	—	274
Intersegment	—	22	(22)	—
	$271	$132	$(22)	$381

Three Months Ended March 31, 2019	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$166	$—	$166
Service revenues	254	11	—	265
Intersegment	—	33	(33)	—
	$254	$210	$(33)	$431

Certain of the Company’s contracts with customers in the Space Infrastructure segment include a significant financing component since payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital interest revenue of $7 million for both the three months ended March 31, 2020 and 2019, respectively related to these contracts, which is included in product revenues.

Revenue in the Space Infrastructure segment is primarily generated from long-term construction contracts. Due to the long-term nature of these contracts, the Company generally recognizes revenue over time using the cost-to-cost method of accounting to measure progress. Under the cost-to-cost method of accounting, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). An EAC includes all direct costs and indirect costs directly attributable to a program or allocable based on program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes to an EAC are recorded as a cumulative adjustment to revenue.

For the three months ended March 31, 2020, the Company incurred COVID-19 related EAC growth of $18 million within the Space Infrastructure segment. The changes in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours. These costs are considered incremental and separable from normal operations. The COVID-19 EAC growth assumes, among other things, that the current shelter in place order in California is substantially relaxed effective July 2020.

During the three months ended March 31, 2020, the Company recorded an additional $19 million estimated loss on a commercial satellite program which includes significant development efforts further delayed by COVID-19. The COVID-19 impact on this program was $12 million which is included in our total COVID-19 impact discussed above.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The revenues based on geographic location of customers are as follows:

	Three Months Ended March 31,
	2020	2019
United States	$302	$311
Asia	27	54
South America	9	39
Europe	18	7
Middle East	13	9
Other	12	11
Total revenues	$381	$431

Revenues from significant customers are as follows:

Three Months Ended March 31, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$199	$65	$—	$264
Commercial and other	72	67	(22)	117
Total revenues	$271	$132	$(22)	$381

Three Months Ended March 31, 2019	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$190	$23	$—	$213
Commercial and other	64	187	(33)	218
Total revenues	$254	$210	$(33)	$431

14.  SEGMENT INFORMATION

The Company’s business is organized into three reportable segments based on the nature of the products and services offered: Earth Intelligence, Space Infrastructure and MDA. With the Company’s announcement of the MDA Transaction on December 30, 2019 and subsequent closing of the MDA Transaction on April 8, 2020 the MDA segment has been classified within income from discontinued operations, net of tax in the Unaudited Condensed Consolidated Statements of Operations. All prior-period amounts have been adjusted to reflect the reportable segment change.

The Earth Intelligence reportable segment is a supplier of high-resolution space-based optical and radar imagery products and analytics. The Space Infrastructure reportable segment is a provider of Space Infrastructure that designs, builds, integrates and tests solutions for space-based communication satellites, on-orbit servicing, robotic assembly and space exploration.

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

The following table summarizes the operating performance of the Company’s segments:

	Three months ended March 31,
	2020	2019
Revenues:
Earth Intelligence	$271	$254
Space Infrastructure	132	210
Intersegment eliminations	(22)	(33)
Total revenues	$381	$431

Adjusted EBITDA:
Earth Intelligence	$133	$125
Space Infrastructure	(39)	(2)
Intersegment eliminations	(7)	(4)
Corporate and other expenses	(10)	(20)
Restructuring	—	(11)
Transaction and integration related expense	(1)	(5)
Impairment loss, including inventory	(14)	(3)
CEO severance	—	(3)
Depreciation and amortization	(90)	(95)
Interest expense, net	(49)	(49)
Interest income [1]	1	—
Equity in loss from joint ventures, net of tax	1	1
Loss from continuing operations before taxes	$(75)	$(66)

1 Included in Other (income) expense, net on the Unaudited Condensed Consolidated Statements of Operations.

The Company’s capital expenditures are as follows:

Three Months Ended March 31, 2020	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$34	$3	$7	$44
Intangible assets	16	—	—	16
	$50	$3	$7	$60

Three Months Ended March 31, 2019	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$50	$5	$1	$56
Intangible assets	13	—	1	14
	$63	$5	$2	$70

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Substantially all of the Company’s long-lived tangible assets were in the United States as of March 31, 2020 and December 31, 2019.

15.  EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension plans:

	Three Months Ended March 31,
	Pension
	2020	2019
Interest cost	4	5
Expected return on plan assets	(6)	(6)
Expenses paid	1	1
Net periodic benefit cost	$(1)	$—

Contributions

The funding policy for the Company’s pension plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Under the CARES Act, all single-employer funding obligations due during calendar year 2020 can be delayed until January 1, 2021, with accrued interest added to the delayed payments. The Company contributed $3 million to its pension plan in the first quarter and has the ability to defer the remaining $15 million in payments until January 1, 2021.

16.  INCOME TAXES

For the three months ended March 31, 2020 and March 31, 2019, the effective tax rate on pre-tax continuing operations was (2.7)% expense and (1.5)% expense, respectively. The effective tax rates for the three months ended March 31, 2020 and March 31, 2019 differ from the statutory U.S. Federal income tax rate of 21.0% primarily due to the estimated Base Erosion and Anti-Abuse Tax (“BEAT”), state income taxes, estimated permanent differences and changes in valuation allowance. The Company does not anticipate a significant change to the Company’s gross unrecognized tax benefits within the next 12 months.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. Based upon all available positive and negative evidence, the Company has established a valuation allowance to reduce the net deferred tax asset to the amount that is more-likely-than-not realizable.

The Company computes an estimated annual effective tax rate (“AETR”) each quarter based on the current and forecasted continuing operating results. The income tax expense or benefit associated with the interim period is computed using the most recent estimated AETR applied to the year-to-date ordinary income or loss, plus the tax effect of any significant or infrequently occurring items recorded during the interim period. The computation of the estimated AETR at each interim period requires certain estimates and significant judgements including, but not limited to, the expected operating income (loss) for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, and additional information becomes known or as the tax environment changes.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

17. EARNINGS PER SHARE

The following table includes the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2020	2019

Loss from continuing operations	$(78)	$(68)
Income from discontinued operations, net of tax	30	11
Net loss	$(48)	$(57)

Weighted average number of common shares outstanding-basic	60.1	59.5
Weighted dilutive effect of equity awards	—	—
Weighted average number of common shares outstanding-diluted	60.1	59.5

Basic net income (loss) per common share:
Loss from continuing operations	(1.30)	(1.14)
Income from discontinued operations, net of tax	0.50	0.18
Basic net loss per common share	$(0.80)	$(0.96)

Diluted net income (loss) per common share:
Loss from continuing operations	(1.30)	(1.14)
Income from discontinued operations, net of tax	0.50	0.18
Diluted net loss per common share	$(0.80)	$(0.96)

For the three months ended March 31, 2020 and 2019, approximately 4 million and 3 million awards, respectively, were excluded from the diluted weighted average number of ordinary common shares outstanding calculation because their effect would have been anti-dilutive.

18.   COMMITMENTS AND CONTINGENCIES

Contingencies in the Normal Course of Business

As discussed in Note 4, satellite construction contracts may include performance incentives whereby payment for a portion of the purchase price of the satellite is contingent upon in-orbit performance of the satellite. The Company’s ultimate receipt of orbital performance incentives is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. A complete or partial loss of a satellite’s functionality can result in loss of orbital receivable payments or repayment of amounts received by the Company under a warranty payback arrangement. The Company generally receives the present value of the orbital receivables if there is a launch failure or a failure caused by a customer error but will forfeit some or all of the orbital receivables if the loss is caused by satellite failure or as a result of Company error. The Company recognizes orbital performance incentives in the financial statements based on the amounts that are expected to be received and believes that it will not incur a material loss relating to the incentives recognized. With respect to the Company’s securitized liability for the orbital receivables, upon the occurrence of an event of default under the securitization facility agreement or upon the occurrence of limited events, the Company may be required to repurchase on demand any affected receivables at their then net present value.

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

Risks and uncertainties related to COVID-19

The near and long-term impacts of the current pandemic on the cost and schedule of the numerous programs in our existing backlog and the timing of new awards remains uncertain. The Company is observing stress in its supplier base inside and outside the U.S. and will continue to monitor and assess the actual and potential COVID-19 impacts on employees, customers, suppliers and the productivity of the work being done, all of which to some extent will affect revenues, estimated costs to complete projects, earnings and cash flow. The Company’s current estimate at completion on the Company’s satellite manufacturing contracts assumes, among other things, that current shelter in place orders are substantially removed effective July 2020

COVID-19 represents a force majeure event and as such, we have notified certain customers that we will be exercising our contractual legal rights given the uncertain nature of the current pandemic and its near and long-term impacts on the cost and schedule of the numerous programs in our existing backlog.

On March 27, 2020 the U.S. enacted the CARES Act. Under the CARES Act, the Company has the ability to defer the remaining 2020 payments of $15 million related to the single-employer funding obligation until January 1, 2021. Under the CARES Act, the Company has also elected to defer the employer portion of social security payments for the remainder of 2020 which is estimated at $18 million. These payments will be due in 2021 and 2022.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Legal proceedings

In 2010, the Company entered into an agreement with a Ukrainian customer to provide a communication satellite system. In 2014, following the annexation of Crimea by the Russian Federation, the Company declared force majeure with respect to the program. The Ukrainian customer accepted that an event of force majeure had occurred. Following various unsuccessful efforts to arrive at a new contractual framework to take account of the changed circumstances (including the force majeure and various financial issues), the contract with the Ukrainian customer was terminated by Maxar. Maxar completed work on the spacecraft, which is in storage. In July 2018, the Ukrainian customer issued a statement of claim in the arbitration it had commenced against Maxar, challenging the Company’s right to terminate for force majeure, purporting to terminate the contract for default by Maxar, and seeking recovery from Maxar in the amount of approximately $227 million. A hearing on the merits was conducted in December 2019 before an arbitral tribunal under the United Nations (UNICTRAL) Arbitration Rules. On March 31, 2020, the arbitral tribunal issued a final decision in favor of the Company, dismissing the customer’s claims in their entirety. In addition, the tribunal awarded the Company its costs and attorney’s fees. See Note 3 for further details.

On January 14, 2019, a Maxar stockholder filed a putative class action lawsuit captioned Oregon Laborers Employers Pension Trust Fund, et al. v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the District Court of Colorado (the “Colorado Action”), naming Maxar and members of management as defendants alleging, among other things, that the Company’s public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. On August 7, 2019, the Court appointed a lead plaintiff and lead counsel. On October 7, 2019, the lead plaintiff filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 against the Company and members of management in connection with the Company’s public disclosures between March 26, 2018 and January 6, 2019. The consolidated complaint alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were allegedly false and/or misleading during the class period. On December 6, 2019, defendants moved to dismiss the Colorado Action, which motion is currently pending. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00613564-00CP in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. On November 15, 2019, Mr. O’Brien and another Maxar stockholder resident in Canada issued a new putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00631107-00CP, naming Maxar and certain members of management and the board of directors as defendants as well as Maxar’s auditor, KPMG LLP. On February 7, 2020, the January 2019 claim was discontinued. The Statement of Claim alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were false and/or misleading during the class period, and claims damages of $700 million. On April 24, 2020, the plaintiffs served their motion record for leave under the Securities Act (Ontario) and to certify the action as a class proceeding, which motion is currently pending. The Company believes that these cases are without merit and intends to vigorously defend against them.

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al. No. T19-074 in the Superior Court of the State of California, County of Santa Clara, naming Maxar, and certain members of management and the board of directors as defendants. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Company’s June 2, 2017 Registration Statement and prospectus filed in anticipation of its October 5, 2017 merger with DigitalGlobe. On April 30, 2020, the plaintiff filed an amended complaint alleging the same causes of action against the same set of defendants as set forth in his original complaint. The lawsuit is based upon many of the same underlying factual allegations as the Colorado Action. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

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

19.  SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Three Months Ended
	March 31,
	2020	2019
Supplemental cash flow information:
Cash paid for interest	$51	$79
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	19	13

20. SUBSEQUENT EVENTS

Completion of the sale of MDA

On April 8, 2020, the Company completed the previously announced sale by the Sellers, of the MDA Business pursuant to the MDA Agreement dated as of December 29, 2019 between the Sellers and MDA Purchaser, for an aggregate purchase price of approximately $729 million (C$1.0 billion) subject to customary purchase price adjustments set forth therein, including for working capital, cash and debt and as otherwise set forth in the MDA Agreement. On February 11, 2020, in connection with the MDA Agreement, the Company entered into deal-contingent foreign currency hedge arrangements, with no cash cost, to hedge 50% of the Canadian dollar denominated sales price at a spot rate of C$1.339181 to $1.00. As a result of the completion of the MDA sale on April 8, 2020, the deal-contingent foreign currency hedge arrangements became effective. Of the total purchase price received by the Company for the sale of the MDA Business, $373 million related to the deal-contingent foreign currency hedge arrangements.

Pursuant to that certain Restated Credit Agreement, dated as of October 5, 2017 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Company’s Syndicated Credit Facility, and the indenture governing the 2023 Notes, net cash proceeds received by the Company, including those from the sale of the MDA Business, as defined in the Credit Agreement and the indenture governing the 2023 Notes, are to be used to repay outstanding debt. Pursuant to such definitions, the net cash proceeds of the sale of the MDA Business are $680 million. Under the terms of the indenture governing the 2023 Notes, the Company has up to 365 days to apply the proceeds in accordance with the “Asset Sales” covenant set forth therein, including but not limited, to repurchase, prepay or consummate an asset sale with respect to the 2023 Notes in each case, in the amounts required by the terms of the indenture governing the 2023 Notes. On April 16, 2020, the Company repaid $472 million of the Term Loan B and expects to use up to $208 million of the remaining net proceeds to make an offer to purchase or repay outstanding 2023 Notes.

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

Unless otherwise indicated, our significant accounting policies and estimates, contractual obligations, commitments, contingencies, and business risks and uncertainties, as described in our MD&A and consolidated financial statements for the year ended December 31, 2019, are substantially unchanged.

RECENT DEVELOPMENTS

Completion of the sale of MDA

On April 8, 2020, we completed the previously announced sale by Maxar and Maxar Technologies Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of Maxar (“Maxar Holdings” and, together with Maxar, the “Sellers”), of the MDA Business (the “MDA Business”) pursuant to the Stock Purchase Agreement dated as of December 29, 2019 (as amended from time to time, the “MDA Agreement”) between the Sellers and Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. for an aggregate purchase price of approximately C$1.0 billion (“MDA Transaction”) subject to customary purchase price adjustments set forth therein, including for working capital, cash and debt and as otherwise set forth in the MDA Agreement.

Ukrainian customer lawsuit resolution

On March 31, 2020, an arbitral tribunal issued a final decision in favor of the Company related to claims asserted against us by a Ukrainian customer, dismissing the customer’s claims in their entirety. As previously disclosed in our SEC filings, we entered into an agreement with the Ukrainian customer in 2010 to provide a communication satellite system. In 2014, following the annexation of Crimea by the Russian Federation, we declared force majeure with respect to the program. Following various unsuccessful efforts to arrive at a new contractual framework to take account of the changed circumstances, we terminated the contract. We completed work on the spacecraft, which is in storage. In July 2018, the Ukrainian customer issued a statement of claim in the arbitration it had commenced against us, challenging its right to terminate for force majeure and seeking recovery from it in the amount of approximately $227 million. A hearing on the merits was conducted in December 2019 before an arbitral tribunal under the United Nations (UNICTRAL) Arbitration Rules. In addition to dismissing the customer’s claims in their entirety, the tribunal awarded us costs and attorney’s fees.

See Note 18, “Commitments and contingencies” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for further details.

COVID-19 operational posture and current impact

We have activated our standing pandemic crisis response plan to protect the health and safety of our team members, families, customers and communities while continuing to meet our commitments to customers. Our mitigation strategies cover employee preparation, travel, security, supply chain, virtual work, facility preparation and communications.

All our locations are currently operational through a combination of work from home and limited personnel working onsite for essential operations, though in some cases capacity utilization and productivity are below normalized levels. As aerospace manufacturing, communications and defense are federal critical infrastructure sectors, we are allowed to keep some of our workforce on site to maintain critical operations. And in doing so, we continue to diligently follow safety protocols including social distancing, alternating shifts, temperature checks, deep cleaning and isolation strategies for essential personnel working at our sites.

The near and long-term impacts of the current pandemic on the cost and schedule of the numerous programs in our existing backlog and the timing of new awards remains uncertain. We are observing stress in our supplier base in and outside the U.S. and we will continue to monitor and assess the actual and potential COVID-19 impacts on employees, customers, suppliers and the productivity of the work being done, all of which to some extent will affect revenues, estimated costs to complete projects, earnings and cash flow. Our current estimates at completion on our satellite manufacturing contracts assume, among other things, that current shelter in place orders are substantially removed effective July 2020.

Our results of operations for the three months ended March 31, 2020 include the current estimated impact of COVID-19. We had COVID-19 related EAC growth of $21 million within the Space Infrastructure segment, of which there was an $18 million negative impact to earnings during the three months ended March 31, 2020. The changes in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours along with actuals realized during the three months ended March 31, 2020. These costs are considered incremental and separable from normal operations.

Segment Results

Our Chief Operating Decision Maker (“CODM”) measures performance of our reportable segments based on revenue and Adjusted EBITDA. Our operating and reportable segments are: Earth Intelligence, Space Infrastructure and MDA. With our announcement of the MDA Transaction on December 30, 2019, and the subsequent closing of the transaction on April 8, 2020 the MDA segment has been classified within Income from discontinued operations, net of tax in the Unaudited Condensed Consolidated Statements of Operations. All prior-period amounts have been adjusted to reflect the reportable segment change.

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

MDA

In the MDA segment, we are a leading provider of Space Infrastructure in Canada. We develop and deliver advanced surveillance and intelligence solutions, defense and maritime systems, radar geospatial imagery, space robotics, satellite antennas and communication subsystems. The MDA segment includes the financial results of the MDA and legacy radar imagery business. We have a long history in space robotics, having developed the Canadarms for NASA’s Space Shuttle program and Canadarm2, which is currently in service on the International Space Station. Our principal customers in the MDA segment are the Canadian government and other government and commercial customers worldwide. As discussed above, in connection with the MDA Transaction, the financial results from this segment were classified as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table provides selected financial information for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,		$	%
	2020	2019	Change	Change
($ millions)
Revenues:
Product	$107	$166	(59)	(36)%
Service	274	265	9	3
Total revenues	$381	$431	(50)	(12)%
Costs and expenses:
Product costs, excluding depreciation and amortization	$145	$171	(26)	(15)%
Service costs, excluding depreciation and amortization	93	92	1	1
Selling, general and administrative	68	85	(17)	(20)
Depreciation and amortization	90	95	(5)	(5)
Impairment loss	14	—	14	*
Operating loss	(29)	(12)	(17)	(142)%
Interest expense, net	49	49	—	—
Other (income) expense, net	(3)	5	(8)	160
Loss before taxes	(75)	(66)	(9)	14%
Income tax expense	2	1	1	100
Equity in loss from joint ventures, net of tax	1	1	—	—
Loss from continuing operations	(78)	(68)	(10)	(15)
Income from discontinued operations, net of tax	30	11	19	173
Net loss	$(48)	$(57)	9	16%

*Not meaningful.

Product and service revenues

	Three Months Ended March 31,		$	%
	2020	2019	Change	Change
($ millions)
Product revenues	$107	$166	$(59)	(36)%
Service revenues	274	265	9	3
Total revenues	$381	$431	$(50)	(12)%

Total revenues decreased to $381 million from $431 million, or by $50 million, for the three months ended March 31, 2020, compared to the same period of 2019. The decrease was primarily driven by a $78 million decrease in the Space Infrastructure segment which was partially offset by a $17 million increase in the Earth Intelligence segment.

Further discussion of the drivers behind changes in revenues is included within the “Results by Segment” section below.

See Note 13, “Revenue” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for product and service revenue by segment.

Product and service costs

	Three Months Ended March 31,		$	%
	2020	2019	Change	Change
($ millions)
Product costs, excluding depreciation and amortization	$145	$171	$(26)	(15)%
Service costs, excluding depreciation and amortization	93	92	1	1
Total costs	$238	$263	$(25)	(10)%

Total costs of product and services decreased to $238 million from $263 million, or by $25 million, for the three months ended March 31, 2020, compared to the same period of 2019. The decrease in costs was primarily driven by lower costs within our Space Infrastructure segment driven by lower volume which was partially offset by an increase in costs in our Earth Intelligence segment.

Selling, general and administrative

	Three Months Ended March 31,		$	%
	2020	2019	Change	Change
($ millions)
Selling, general and administrative	$68	$85	$(17)	(20)%

Selling, general and administrative costs decreased to $68 million from $85 million, or by $17 million, for the three months ended March 31, 2020, compared to the same period of 2019. The decrease is primarily due to an $11 million decrease in restructuring costs, a $3 million decrease in severance costs related to the previous CEO, a $3 million decrease in integration costs and a $3 million decrease due to headcount reductions taken at the end of the first quarter of 2019. These decreases were partially offset by a $3 million increase in stock-based compensation expense.

Depreciation and amortization

	Three Months Ended March 31,		$	%
	2020	2019	Change	Change
($ millions)
Property, plant and equipment	$24	$28	$(4)	(14)%
Intangible assets	66	67	(1)	(1)
Depreciation and amortization expense	$90	$95	$(5)	(5)%

Depreciation and amortization expense decreased to $90 million from $95 million, or by $5 million, for the three months ended March 31, 2020, compared to the same period of 2019. The decrease was primarily driven by a decrease in depreciation expense related to the sale of our owned properties in Palo Alto in December 2019.

Impairment loss

	Three Months Ended March 31,		$	%
	2020	2019	Change	Change
($ millions)
Impairment loss	$14	$—	$14	*	%

*Not meaningful

The Impairment loss was $14 million for the three months ended March 31, 2020 compared to $3 million of inventory impairment for the three months ended March 31, 2019 which was recorded in Product costs, excluding depreciation and amortization on the Unaudited Condensed Consolidated Statement of Operations. For the three months ended March 31, 2020, the impairment loss of $14 million related to our orbital receivables. This impairment loss was primarily due to a decrease in credit ratings associated with our largest orbital customer as of March 31, 2020. We did not recognize any orbital impairments during the three months ended March 31, 2019.

Interest expense, net

	Three Months Ended March 31,		$	%
	2020	2019	Change	Change
($ millions)
Interest expense:
Interest on long-term debt	$54	$45	$9	20%
Interest expense on advance payments from customers [1]	2	5	(3)	(60)
Interest on orbital securitization liability	1	2	(1)	(50)
Capitalized interest	(8)	(3)	(5)	*
Interest expense, net	$49	$49	$-	-%

*Not meaningful.

[1]

Under the EnhancedView Contract, we received advanced payments from the U.S. government during the construction phase of the WorldView-1 satellite, which was more than one year before capacity was made available to them. The effect of imputing interest on these advanced payments is to increase contract liabilities with an offsetting charge to interest expense. As capacity is provided to the customer, revenue is recognized and the contract liabilities balance decreases. The contract liability balance associated with the EnhancedView Contract is expected to be recognized as revenue through August 31, 2020.

Interest expense, net was $49 million for the three months ended March 31, 2020 and March 31, 2019. Interest on long-term debt increased by $9 million primarily due to an increase in interest rates. This increase was primarily offset by an increase in capitalized interest of $5 million primarily related to the building of our WV-Legion constellation and an $3 million decrease in interest expense on advance payments from customers.

Other (income) expense, net

	Three Months Ended March 31,		$	%
	2020	2019	Change	Change
($ millions)
Other (income) expense, net	$(3)	$5	$8	*	%

*Not meaningful.

Other (income) expense, net changed to income of $3 million from an expense of $5 million for the three months ended March 31, 2020, compared to the same period of 2019. This change was primarily driven by a $2 million foreign exchange gain for the three months ended March 31, 2020, compared to a $5 million foreign exchange loss for the three months ended March 31, 2019.

Income tax expense

	Three Months Ended March 31,		$	%
	2020	2019	Change	Change
($ millions)
Income tax expense	$2	$1	$1	*	%

*Not meaningful.

Income tax expense increased to $2 million from $1 million, or by $1 million, for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the estimated Base Erosion and Anti-Abuse Tax (“BEAT”) calculated for each quarter. During both comparative quarters, we have a valuation allowance recorded for the deferred tax assets that are more likely to not be recognized. In computing income tax expense for the three months ended March 31, 2020 and March 31, 2019, we applied the estimated AETR to the pre-tax loss and adjusted the valuation allowance accordingly.

Income from discontinued operations

	Three Months Ended March 31,		$	%
	2020	2019	Change	Change
($ millions)
Income from discontinued operations, net of tax	$30	$11	$19	*	%

*Not meaningful.

Income from discontinued operations, net of tax increased to $30 million from $11 million, or by $19 million, for the three months ended March 31, 2020, compared to the same period of 2019. The increase was primarily driven by a gain of $39 million due to the release of certain liabilities recorded in relation to the lawsuit with the Ukrainian customer and a decrease in costs. These increases were partially offset by decreases in program margins driven by EAC growth and lower volumes and an impairment loss of $12 million related to MDA’s investment in a privately held company.

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

	Three Months Ended March 31,		$ Change	% Change
	2020	2019	2019 to 2020
($ millions)
Revenues:
Earth Intelligence	$271	$254	$17	7%
Space Infrastructure	132	210	(78)	(37)
Intersegment eliminations	(22)	(33)	11	(33)
Total revenues	$381	$431	$(50)	(12)%

Adjusted EBITDA:
Earth Intelligence	$133	$125	$8	6%
Space Infrastructure	(39)	(2)	(37)	*
Intersegment eliminations	(7)	(4)	(3)	*
Corporate and other expenses	(10)	(20)	10	(50)
Total Adjusted EBITDA	$77	$99	$(22)	(22)%

Total Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA disclosures.

Earth Intelligence

The following table provides selected financial information for the Earth Intelligence segment.

	Three Months Ended March 31,		$	%
	2020	2019	Change	Change
($ millions)
Total revenues	$271	$254	$17	7%

Adjusted EBITDA	$133	$125	8	6
Adjusted EBITDA margin percentage	49.1%	49.2%		(0)%

*Not meaningful.

For the three months ended March 31, 2020, Earth Intelligence segment revenues increased to $271 million from $254 million, or by $17 million, compared to the same period of 2019. The increase was primarily driven by $11 million in revenue growth from new contract awards and expansion of existing programs with the U.S. government. There was also a $6 million increase in revenues in 2020 from an international customer due to a delay in contract signing in 2019.

Adjusted EBITDA increased to $133 million from $125 million, or by $8 million, for the three months ended March 31, 2020, as compared to the same period of 2019. The increase was primarily driven by an increase in revenues and a decrease in selling, general and administrative expenses due to headcount reductions taken in the first half of 2019.

Space Infrastructure

The following table provides selected financial information for the Space Infrastructure segment.

	Three Months Ended March 31,		$	%
	2020	2019	Change	Change
($ millions)
Total revenues	$132	$210	$(78)	(37)%

Adjusted EBITDA	$(39)	$(2)	(37)	*
Adjusted EBITDA margin percentage	(29.5)%	(1.0)%		*	%

*Not meaningful

Changes in revenues from year to year are influenced by the size, timing and number of satellite contracts awarded in the current and preceding years and the length of the construction period for satellite contracts awarded. Revenues on satellite contracts are recognized using the cost-to-cost method of accounting to determine the percentage of completion over the construction period, which typically ranges between 20 to 36 months and up to 48 months in certain situations. Adjusted EBITDA margins can vary from quarter to quarter due to the mix of our revenues and changes in our estimated costs to complete as our risks are retired and as our estimated costs to complete are increased or decreased based on contract performance.

Revenues from the Space Infrastructure segment decreased to $132 million from $210 million, or by $78 million, for the three months ended March 31, 2020 compared to the same period of 2019. Revenues decreased primarily as a result of the impact of reduced volumes on commercial programs of $124 million which were partially offset by an increase in volume related to U.S. government contracts of $46 million during the three months ended March 31, 2020 compared to the same period in 2019. There was COVID-19 related EAC growth of $18 million which negatively impacted revenue for the three months ended March 31, 2020. The changes in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours. These costs are considered incremental and separable from normal operations. Additionally, revenues were negatively impacted by $14 million due to increases in estimated costs and an associated change in the EAC profit margin of a commercial satellite program due to the identification of a design anomaly in the final stage of a testing process. Estimated costs to complete directly impacts revenues, as revenues are recognized over time under the cost-to-cost method.

Adjusted EBITDA decreased to a loss of $39 million from a loss of $2 million, or by $37 million, for the three months ended March 31, 2020 compared to the same period of 2019. The decrease in the Space Infrastructure segment is primarily related to an $18 million negative impact related to our COVID-19 operating posture and a $14 million negative impact on the above-mentioned commercial satellite program.

Corporate and other expenses

Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, retention costs, and fees for legal and consulting services. Corporate and other expenses for the three months ended March 31, 2020 decreased to $10 million from $20 million, or by $10 million compared to the same period in 2019. The decrease was primarily driven by a $2 million foreign exchange gain for the three months ended March 31, 2020 compared to a foreign exchange loss of $5 million for the three months ended March 31, 2019. The decrease in corporate and other expenses was also driven by a $2 million decrease in selling, general and administrative expenses and a $1 million decrease in retention costs related to a 2019 program within the Space Infrastructure segment.

Intersegment eliminations

Intersegment eliminations are related to projects between our segments, including WorldView Legion. Intersegment eliminations have increased to $7 million from $4 million, or by $3 million, for the three months ended March 31, 2020 compared to the same period in 2019 primarily related to an increase in intersegment satellite construction activity.

BACKLOG

Our backlog by segment from continuing operations is as follows:

	March 31,	December 31,
	2020	2019
($ millions)
Earth Intelligence	$770	$926
Space Infrastructure	908	705
Total backlog	$1,678	$1,631
Unfunded contract options	1,356	1,382
Total	$3,034	$3,013

Order backlog, representing the estimated dollar value of firm contracts for which work has not yet been performed (also known as the remaining performance obligations on a contract), was $1.7 billion as of March 31, 2020 (December 31, 2019 - $1.6 billion). Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts.

Backlog in the Space Infrastructure segment is primarily comprised of multi-year awards, such as satellite builds. Fluctuations in the backlog are driven primarily by the timing of large program wins. Backlog in the Earth Intelligence segment consists of both multi-year and annual contracts, which renew at various times throughout the year. As a result, the timing of when contracts are awarded and when option years are exercised may cause backlog to fluctuate significantly from period to period. The decrease in backlog within the Earth Intelligence segment is primarily driven by the timing of the exercise of the EnhancedView Contract option year. These decreases were partially offset by increases in geospatial services.

Although backlog reflects business that is considered to be firm, terminations, amendments or cancellations may occur, which could result in a reduction in our total backlog.

Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of March 31, 2020, were primarily comprised of the option years in the EnhancedView Contract (September 1, 2020 through August 31, 2023). We believe it is the U.S. government’s intention to exercise all option years, subject only to annual congressional appropriation of funding and the federal budget process. As each option year is exercised, it will be added to backlog.

LIQUIDITY & CAPITAL RESOURCES

Our sources of liquidity include cash provided by operations, collection or securitization of orbital receivables, access to existing credit facilities and, when available and efficient, to the capital markets. We generally maintain limited cash on hand and use available cash to pay down borrowings on our Syndicated Credit Facility. Our primary short-term cash requirements are to fund working capital, including requirements on long-term construction contracts (including our geostationary satellite contracts), fixed overhead costs, and to fund increased capital expenditures, including the construction of our WV-Legion constellation. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term construction contracts. Our medium-term to long-term cash requirements are to service and repay debt and to invest, including in facilities, equipment, technologies, and research and development for growth initiatives. These capital investments include investments to replace the capability or capacity of satellites which have or will go out of service in the future. Over the near-term to medium-term, it is also possible that our customers may fully or partially fund the construction of additional Legion satellites. We also have call options to purchase the remaining ownership interest in Vricon, a joint venture accounted for under the equity method. The call options are exercisable beginning in the first half of either 2020 or 2021 which, if exercised, would require the use of capital. Cash is also used to pay dividends and finance other long-term strategic business initiatives. Our first maturity of long-term debt is in the fourth quarter of 2023.

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

Pursuant to that certain Restated Credit Agreement, dated as of October 5, 2017 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing our Syndicated Credit Facility, and the indenture governing the 2023 Notes, net cash proceeds received by us, including those from the MDA Transaction, as defined in the Credit Agreement and the indenture governing the 2023 Notes, are to be used to repay outstanding debt. Pursuant to such definitions, the net cash proceeds of the sale of the MDA Business are $680 million. Under the terms of the indenture governing the 2023 Notes, we have up to 365 days to apply the proceeds in accordance with the “Asset Sales” covenant set forth therein, including but not limited, to repurchase, prepay or consummate an asset sale with respect to the 2023 Notes in each case, in the amounts required by the terms of the indenture governing the 2023 Notes.

On April 16, 2020, we repaid $472 million of the Term Loan B and expects to use up to $208 million of the remaining net proceeds to make an offer to purchase or repay outstanding 2023 Notes.

On March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief and Economic Security (“CARES Act”). Under the CARES Act, all single-employer funding obligations due during calendar year 2020 can be delayed until January 1, 2021 with accrued interest added to the delayed payments. We contributed $3 million to our pension plan during the three months ended March 31, 2020 and we have the ability to defer the remaining $15 million in payments until January 1, 2021. Under the CARES Act, we have also elected to defer the employer portion of social security payments for the remainder of 2020 which is estimated at $18 million. These payments will be due in 2021 and 2022.

We believe that our cash from operating activities generated from continuing operations during the year, together with available borrowings under our Revolving Credit Facility, will be adequate for the next twelve months to meet our anticipated uses of cash flow, including working capital, capital expenditure, debt service costs, dividend and other commitments. While we intend to reduce debt over time using cash provided by operations and net proceeds from the MDA Transaction, we may also seek to meet long-term debt obligations, if necessary, by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings, proceeds from dispositions or other third-party sources.

Summary of cash flows

	Three months ended March 31,
	2020	2019
($ millions)
Cash used in operating activities - continuing operations	$(13)	$(88)
Cash (used in) provided by operating activities - discontinued operations	(2)	30
Cash used in operating activities	(15)	(58)
Cash used in investing activities - continuing operations	(49)	(70)
Cash used in investing activities - discontinued operations	(3)	(3)
Cash used in investing activities	(52)	(73)
Cash provided by financing activities - continuing operations	4	128
Cash (used in) provided by financing activities - discontinued operations	(15)	11
Cash (used in) provided by financing activities	(11)	139
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	1
Cash, cash equivalents, and restricted cash, beginning of year	109	43
Cash, cash equivalents, and restricted cash, end of period	$31	$52

Operating activities

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

Cash used in operating activities related to continuing operations decreased to $13 million from $88 million, or by $75 million, for the three months ended March 31, 2020 compared to the corresponding period in 2019. This change was primarily due to favorable changes in working capital for the three months ended March 31, 2020 compared to the same period of 2019.

Cash used in operating activities related to discontinued operations for the three months ended March 31, 2020 was $2 million compared to cash provided by operating activities of $30 million for the corresponding period in 2019, or a change of $32 million. The decrease was primarily due to unfavorable changes in net working capital.

Investing activities

Cash used in investing activities related to continuing operations decreased to $49 million from $70 million, or by $21 million, for the three months ended March 31, 2020 compared to the corresponding period in 2019. The primary investing activities included expenditures on property, plant and equipment of $44 million and $56 million, for the three months ended March 31, 2020 and 2019, respectively, and investments in software of $16 million and $14 million, for the three months ended March 31, 2020 and 2019, respectively. Property, plant and equipment expenditures for the three months ended March 31, 2020 and 2019 primarily related to the build of our Legion satellite constellation. Cash used in investing activities for the three months ended March 31, 2020 was also partially offset by a return of capital from discontinued operations of $11 million.

Cash used in investing activities related to discontinued operations remained at $3 million for the three months ended March 31, 2020 and 2019.

Financing activities

Cash provided by financing activities from continuing operations decreased to $4 million from $128 million, or by $124 million, for the three months ended March 31, 2020 compared to the corresponding period in 2019. During the three months ended March 31, 2020, cash used in financing activities from continuing operations included net proceeds from bank borrowings of $15 million partially offset by debt repayments of $5 million, payment of dividends of $1 million, payment of finance leases of $2 million, and settlement of securitization liability of $4 million. During the three months ended March 31, 2019, cash provided by financing activities from continuing operations included net proceeds from bank borrowings of $139 million and was partially offset by payment of dividends of $1 million, debt repayments of $4 million, payment of finance leases of $2 million, and settlement of securitization liability of $4 million.

Cash used in financing activities related to discontinued operations for the three months ended March 31, 2020 was $15 million compared to cash provided by financing activities of $11 million for the corresponding period in 2019, or a change of $26 million. The change was primarily due to a return of capital from discontinued operations to continuing operations of $11 million and payment of long-term debt of $4 million for the three months ended March 31, 2020, and net proceeds from bank borrowings of $11 million for the three months ended March 31, 2019.

Long-term debt

The following table summarizes our long-term debt:

	March 31,	December 31,
	2020	2019
($ millions)
Syndicated Credit Facility:
Revolving credit facility	$15	$—
Term Loan B	1,955	1,960
2023 Notes	1,000	1,000
Deferred financing	32	33
Debt discount and issuance costs	(52)	(54)
Obligations under finance leases and other	5	6
Total long-term debt	$2,955	$2,945

As of March 31, 2020, there were no material changes to our debt agreements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020 and December 31, 2019, we were in compliance with our debt covenants.

Syndicated Credit Facility

Our senior secured syndicated credit facility (the “Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility in an aggregate capacity of up to $500 million maturing in December 2023 (the “Revolving Credit Facility”) and (ii) a senior secured first lien term B facility in an original aggregate principal amount of $2.0 billion maturing in October 2024 (the “Term Loan B”).

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of March 31, 2020 and December 31, 2019, the Company had $18 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

Securitization liability

We have in place a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less discounted to face value using prevailing market rates. There were no sales of eligible receivables executed in the three months ended March 31, 2020 or March 31, 2019.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

As of March 31, 2020, there were no material changes outside the ordinary course of business to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020, we had foreign exchange sales contracts of $9 million and letters of credit guaranteed by export credit agencies and the Syndicated Credit Facility, while indemnified by us. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes to our critical accounting policies, estimates or judgements, that occurred in the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The table below reconciles our net (loss) income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
($ millions)
Net loss	$(48)	$(57)
Income tax expense	2	1
Interest expense, net	49	49
Interest income	(1)	—
Depreciation and amortization	90	95
EBITDA	$92	$88
Income from discontinued operations, net of tax	(30)	(11)
Restructuring	—	11
Transaction and integration related expense	1	5
Impairment loss, including inventory	14	3
CEO severance	—	3
Adjusted EBITDA	$77	$99

Adjusted EBITDA:
Earth Intelligence	133	125
Space Infrastructure	(39)	(2)
Intersegment eliminations	(7)	(4)
Corporate and other expenses	(10)	(20)
Adjusted EBITDA	$77	$99

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks from those discussed in our 2019 Annual Report on Form 10-K and as updated in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

In 2010, we entered into an agreement with a Ukrainian customer to provide a communication satellite system. In 2014, following the annexation of Crimea by the Russian Federation, we declared force majeure with respect to the program. The Ukrainian customer accepted that an event of force majeure had occurred. Following various unsuccessful efforts to arrive at a new contractual framework to take account of the changed circumstances (including the force majeure and various financial issues), the contract with the Ukrainian customer was terminated by us. We completed work on the spacecraft, which is in storage. In July 2018, the Ukrainian customer issued a statement of claim in the arbitration it had commenced against us, challenging our right to terminate for force majeure, purporting to terminate the contract for default by us, and seeking recovery from us in the amount of approximately $227 million. A hearing on the merits was conducted in December 2019 before an arbitral tribunal under the United Nations (UNICTRAL) Arbitration Rules. On March 31, 2020, the arbitral tribunal issued a final decision in favor of us, dismissing the customer’s claims in their entirety. In addition, the tribunal awarded us costs and attorney’s fees.

On January 14, 2019, a Maxar stockholder filed a putative class action lawsuit captioned Oregon Laborers Employers Pension Trust Fund, et al. v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the District Court of Colorado (the “Colorado Action”), naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. On August 7, 2019, the Court appointed a lead plaintiff and lead counsel. On October 7, 2019, the lead plaintiff filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 against Maxar and members of management in connection with our public disclosures between March 26, 2018 and January 6, 2019. The consolidated complaint alleges that our statements regarding the AMOS-8 contract, accounting for GEO communications assets, and WorldView-4 were allegedly false and/or misleading during the class period. On December 6, 2019, defendants moved to dismiss the Colorado Action, which motion is currently pending. Also in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00613564-00CP in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in our public disclosures and seeking monetary damages. On November 15, 2019, Mr. O’Brien and another Maxar stockholder resident in Canada issued a new putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00631107-00CP, naming Maxar and certain members of management and the board of directors as defendants as well as Maxar’s auditor, KPMG LLP. On February

7, 2020, the January 2019 claim was discontinued. The Statement of Claim alleges that our statements regarding the AMOS-8 contract, accounting for GEO communications assets, and WorldView-4 were false and/or misleading during the class period, and claims damages of $700 million. On April 24, 2020, the plaintiffs served their motion record for leave under the Securities Act (Ontario) and to certify the action as a class proceeding, which motion is currently pending. We believe that these cases are without merit and intend to vigorously defend against them.

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al. No. T19-074 in the Superior Court of the State of California, County of Santa Clara (the “California Action”), naming Maxar and certain members of management and the board of directors as defendants. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with our June 2, 2017 Registration Statement and prospectus filed in anticipation of the October 5, 2017 merger with DigitalGlobe. On April 30, 2020, the plaintiff filed an amended complaint alleging the same causes of action against the same set of defendants as set forth in his original complaint. The lawsuit is based upon many of the same underlying factual allegations as the Colorado Action. Specifically, the lawsuit alleges that our statements regarding our accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. We believe that this lawsuit is without merit and intend to vigorously defend against it.

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

Risks Related to Our Business

We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, results of operations and stock price.

The COVID-19 outbreak, declared a pandemic by the World Health Organization, has surfaced in nearly all regions of the world. Preventative measures taken to contain or mitigate the outbreak have affected, and continue to affect, the global economy, the U.S. economy and the global financial markets causing significant volatility, including the market price of our common stock, and have raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have resulted in a general slowdown in the global economy, the effects of which have adversely impacted our business and the businesses of our customers, including the U.S. and foreign governments, and suppliers.

Our supply chain is under stress inside and outside of the U.S., and we continue to monitor and assess the actual and potential COVID-19 or related force majeure impacts on the supply chain, our operations and customer commitments.

There is a risk that these schedule delays could result in obligations for material liquidated damages owed to our customers.

Our customers have been, and may continue to be, affected by COVID-19 and the business slowdown caused by preventative measures, which has resulted in a variation in the consumption of access minutes; however, this could be more significant in the future, which could negatively impact revenue. Additionally, to the extent our international customers are dependent on oil prices or experience political disruption as a result of increased economic pressure, their funding for our products and services could be materially impacted. We believe that COVID-19 represents a force majeure event and as such, we have notified certain customers that we will be exercising our contractual legal rights given the uncertain nature of the current pandemic and its near and long-term impacts on the cost and schedule of the numerous programs in our existing backlog. Additionally, our customers may slow down their development of new projects or may be in financial difficulties impacting their ability to fund projects already in backlog.

Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays of our projects, impacts to service level contracts, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning or employees working remotely.

We cannot predict the degree to which, or the time period that, global economic conditions and our sales and operations will continue to be affected by this outbreak and the resulting preventative measures. We also cannot predict the degree to which the disruption of global financial markets could have a negative impact on our ability to raise capital in the future. As a result, the effects on our business, sales, financial condition, liquidity and results of operations could be material.

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

We are subject to the procurement policies and procedures set forth in the Federal Acquisition Regulation (“FAR”). The FAR governs all aspects of government contracting, including contractor qualifications and acquisition procedures. The FAR provisions in U.S. government contracts must be complied with in order for the contract to be awarded and provides for audits and reviews of contract procurement, performance and administration. Failure to comply with the provisions of the FAR could result in contract termination.

In addition, contracts with any government, including the U.S. government, may be terminated or suspended at any time and could result in significant liability obligations for us. We seek to have in place as standard provisions, termination for convenience language which reimburses us for reasonable costs incurred, subcontractor and employee termination and wind-down costs plus a reasonable amount of profit thereon. However, reparations for termination may fall short of the financial benefit associated with full completion and operation of a contract. In addition, we may not be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of government contracts. The loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

For instance, in January 2019, a Maxar stockholder filed a putative class action lawsuit in the Federal District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were false or misleading in violation of the Securities and Exchange Act of 1934 and seeking monetary damages. An amended consolidated complaint was filed in that case in October 2019. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in our public disclosures and seeking monetary damages under Canadian securities laws. In November 2019, a second putative class action lawsuit was issued by the same Maxar stockholder resident in Canada, adding a second representative plaintiff and three additional defendants, including Maxar’s auditor KPMG LLP. The second claim expands the proposed class period and the breadth of the allegations against us. In February 2020, the January 2019 claim was discontinued. In October 2019, a Maxar stockholder filed a putative class action lawsuit in California state court, naming Maxar and certain members of management and the board of directors as defendants. The lawsuit is based upon many of the same underlying factual allegations as the federal putative class action, but asserts claims under the Securities Act of 1933. In November 2019, a purported derivative complaint was filed against the board of directors in the District of Delaware, also based on the same factual allegations as the federal putative class action.

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

Our business with various governmental entities is concentrated in a small number of primary contracts. We recognize significant revenue from U.S. government agencies and a significant amount of our U.S. government revenue is generated from a single contract, the EnhancedView Contract. The EnhancedView Contract is a service level agreement to provide image-tasking capacity on our satellites, and other imagery-derived products and services to the U.S. government. Our ability to service other customers could be negatively impacted if we are unable to maintain our current collection capacity. In addition, any inability on our part to meet the performance requirements of the EnhancedView Contract could result in a performance penalty or breach of that contract. A breach of our contract with government customers or reduction in service to our other customers could have a material adverse effect on our business, financial condition and results of operations. The U.S. government may also terminate or suspend our contracts, including the EnhancedView Contract, at any time with or without cause. Additionally, any changes in the size, scope or term of the EnhancedView Contract could impact our satellite replenishment strategy and our ability to repay or refinance our long-term debt. Although our contracts generally involve fixed annual minimum commitments, such commitments, along with all other contracts with the U.S. government, are subject to annual Congressional appropriations and the federal budget process, and as a result, the U.S. government may not continue to fund these contracts at current or anticipated levels. Similarly, our contracts in other jurisdictions are also subject to government procurement policies and procedures.

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

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws, and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

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

Additionally, some of our suppliers’ employees are represented by labor unions. Labor union actions at suppliers can also affect us. Work stoppages and instability in our relationships with labor unions could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

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

For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see Part II, Item 7, “Management's Discussion and Analysis—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We have a significant amount of indebtedness and leverage. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our long-term debt under our senior secured syndicated credit facility (“Syndicated Credit Facility”) bears interest at floating rates related to U.S. LIBOR (for U.S. dollar borrowings) plus a margin. As a result, our interest payment obligations on such indebtedness will increase if such interest rates increase. Our leverage and debt service obligations could adversely impact our business, including by:

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

The environment in which we operate is highly regulated due to the sensitive nature of our complex and technologically advanced systems, including satellites, products, hardware and software, in addition to those regulations broadly applicable to publicly listed corporations. There are numerous regulatory risks that could adversely affect operations, including but not limited to:

●	Changes in laws and regulations. It is possible that the laws and regulations governing our business and operations will change in the future. A substantial portion of our revenue is generated from customers outside of the U.S. There may be a material adverse effect on our financial condition and results of operations if we are required to alter our business to comply with changes in both domestic and foreign regulations, telecommunications standards, tariffs or taxes and other trade barriers that reduce or restrict our ability to sell our products and services on a global basis, or by political and economic instability in the countries in which we conduct business. Any failure to comply with such regulatory requirements could also subject us to various penalties or sanctions.
●	Export Restrictions. Certain of our businesses and satellites, systems, products, services or technologies we have developed require the implementation or acquisition of products or technologies from third parties, including those in other jurisdictions. In addition, certain of our satellites, systems, products or technologies may be required to be forwarded or exported to other jurisdictions. In certain cases, if the use of the technologies can be viewed by the jurisdiction in which that supplier or subcontractor resides as being subject to export constraints or restrictions relating to national security, we may not be able to obtain the technologies and products that we require from subcontractors who would otherwise be our preferred choice or may not be able to obtain the export permits necessary to transfer or export our technology. To the extent that we are able, we obtain pre-authorization for re-export prior to signing contracts which oblige us to export subject technologies, including specific foreign government approval as needed. In the event of export restrictions, we may have the ability through contract force majeure provisions to be excused from our obligations. Notwithstanding these provisions, the inability to obtain export approvals, export restrictions or changes during contract execution or non-compliance by our customers could have an adverse effect on our revenues and margins.
●	U.S. Government Approval Requirements. For certain aspects of our business operations, we are required to obtain U.S. government licenses and approvals and to enter into agreements with various government bodies in order to export satellites and related equipment, to disclose technical data or provide defense services to foreign persons. The delayed receipt of or the failure to obtain the necessary U.S. government licenses, approvals and agreements may prohibit entry into or interrupt the completion of contracts which could lead to a customer’s termination of a contract for default, monetary penalties and/or the loss of incentive payments.
●	Competitive Impact of U.S. Regulations on Satellite Sales. Some of our customers and potential customers, along with insurance underwriters and brokers, have asserted that U.S. export control laws and regulations governing disclosures to foreign persons excessively restrict their access to information about the satellite during construction and on-orbit. Office of Foreign Assets Control (“OFAC”) sanctions and requirements may also limit certain business opportunities or delay or restrict our ability to contract with potential foreign customers or operators. To the extent that our non-U.S. competitors are not subject to OFAC or similar export control or economic sanctions laws and regulations, they may enjoy a competitive advantage with foreign customers, and it could become increasingly difficult for the U.S. satellite manufacturing industry, including us, to recapture this lost market share. Customers concerned over the possibility that the U.S. government may deny the export license necessary for us to deliver their purchased satellite to them, or the restrictions or delays imposed by the U.S. government licensing requirements, even where an export license is granted, may elect to

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

Changes in law and policy relating to taxes may materially and adversely affect our financial condition, results of operations, and cash flows. On March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief and Economic Security (“CARES Act”). The CARES Act among other things, includes a provision relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act will not have a material impact to our income tax expense for the first quarter of 2020. We continue to examine the impact the CARES Act may have on our business in future quarters.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), which significantly changed the U.S. federal income taxation of U.S. corporations. While some of the changes made by the 2017 Tax Act may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the 2017 Tax Act as a whole will have on us.

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

Additionally, the CARES Act has temporarily expanded the available utilization of NOLs by allowing a five-year carryback for NOLs arising in tax years 2018, 2019 and 2020 and by suspending the 80%-taxable income limitation on NOL deductions taken in tax years prior to 2021. NOL carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely. We have determined there is no income tax benefit related to the NOL carryback provision, in addition there can be no assurance that we will be able to utilize our federal income tax NOL carryforwards to offset future taxable income.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Delaware Secretary of State.	8-K	001-38228	3.1	1/2/19

3.2	Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.2	1/2/19

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Maxar Technologies Inc., filed with the Delaware Secretary of State.	8-K	001-38228	3.1	5/13/2019

4.1	Restated Credit Agreement by and among Maxar Technologies Ltd., Royal Bank of Canada and the Lenders named therein, dated as of October 5, 2017.	6-K	001-38228	10.1	10/16/17

4.2	First Amending Agreement dated as of December 21, 2018 to the Restated Credit Agreement dated as of October 5, 2017.	10-K	001-38228	4.2	3/1/19

4.3	Second Amending Agreement dated as of December 21, 2018 to the Restated Credit Agreement dated as of October 5, 2017.	6-K	001-38228	99.2	12/21/18

4.4	Tax Benefit Preservation Plan, dated as of May 13, 2019, between Maxar Technologies Inc. and Computershare Trust Company, N.A.	8-K	001-38228	4.1	5/13/2019

		Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.5	Third Amending Agreement dated as of November 4, 2019 to the Restated Credit Agreement dated as of October 5, 2017	8-K	001-38228	4.2	12/11/2019

4.6	Fourth Amending Agreement dated as of December 11, 2019 to the Restated Credit Agreement dated as of October 5, 2017	10-K	001-38228	4.5	3/2/2020

4.7	Fifth Amending Agreement dated as of December 11, 2019 to the Restated Credit Agreement dated as of October 5, 2017	10-K	001-38228	4.6	3/2/2020
4.8	Indenture, dated as of December 2, 2019	8-K	001-38228	4.1	12/2/2019
4.9	Supplemental Indenture dated as of December 11, 2019	8-K	001-38228	4.1	12/11/2019

10.1*	Amended and Restated Employment Agreement of Daniel Jablonsky					X

10.2*	Form of Executive Change in Control and Severance Agreement					X

10.3*	Form of 2020 Performance Stock Unit Award Grant Notice - 2020					X

31.1	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

31.2	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
Exhibit 104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

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

May 11, 2020	Maxar Technologies Inc.
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