Form 10-Q
period 2020-06-30
Maxar Technologies Inc.
filed 2020-08-05
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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

As of July 31, 2020, there were 60,873,138 shares of the registrant’s common stock, at $0.0001 par value, outstanding, and zero shares of the registrant’s Series A Junior Participating Preferred Stock, at par value $0.01 per share, outstanding.

Maxar Technologies Inc.

Quarterly Report on Form 10-Q

For the period ended June 30, 2020

PART I. FINANCIAL INFORMATION

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Product	$157	$144	$264	$310
Service	282	268	556	533
Total revenues	439	412	820	843
Costs and expenses:
Product costs, excluding depreciation and amortization	144	141	289	312
Service costs, excluding depreciation and amortization	87	103	180	195
Selling, general and administrative	79	66	147	151
Depreciation and amortization	89	96	179	191
Impairment loss	—	—	14	—
Satellite insurance recovery	—	(183)	—	(183)
Operating income	40	189	11	177
Interest expense, net	48	49	97	98
Other (income) expense, net	(4)	(2)	(7)	3
(Loss) income before taxes	(4)	142	(79)	76
Income tax (benefit) expense	(2)	1	—	2
Equity in (income) loss from joint ventures, net of tax	(2)	2	(1)	3
Income (loss) from continuing operations	—	139	(78)	71
Discontinued operations:
Income from operations of discontinued operations, net of tax	2	9	32	20
Gain on disposal of discontinued operations, net of tax	304	—	304	—
Income from discontinued operations, net of tax	306	9	336	20
Net income	$306	$148	$258	$91

Basic income per common share:
Income (loss) from continuing operations	$—	$2.33	$(1.29)	$1.19
Income from discontinued operations, net of tax	5.05	0.15	5.56	0.34
Basic income per common share	$5.05	$2.48	$4.27	$1.53

Diluted income per common share:
Income (loss) from continuing operations	$—	$2.32	$(1.29)	$1.19
Income from discontinued operations, net of tax	4.94	0.15	5.56	0.33
Diluted income per common share	$4.94	$2.47	$4.27	$1.52

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$306	$148	$258	$91
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	15	(49)	11
Reclassification of currency translation adjustment to gain on disposal of discontinued operations	(64)	—	(64)	—
Unrealized loss on derivatives	—	(12)	(15)	(15)
Gain on pension and other postretirement benefit plans	—	—	1	2
Other comprehensive (loss) income, net of tax	(64)	3	(127)	(2)
Comprehensive income, net of tax	$242	$151	$131	$89

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Balance Sheets

(In millions)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$177	$59
Trade and other receivables, net	312	357
Inventory	21	20
Advances to suppliers	51	42
Prepaid and other current assets	41	32
Current assets held for sale	—	751
Total current assets	602	1,261
Non-current assets:
Orbital receivables, net	354	382
Property, plant and equipment, net	823	758
Intangible assets, net	901	991
Non-current operating lease assets	170	176
Goodwill	1,455	1,455
Other non-current assets	124	134
Total assets	$4,429	$5,157
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$155	$153
Accrued liabilities	57	130
Accrued compensation and benefits	60	93
Contract liabilities	234	271
Current portion of long-term debt	9	30
Current operating lease liabilities	41	40
Other current liabilities	85	49
Current liabilities held for sale	—	230
Total current liabilities	641	996
Non-current liabilities:
Pension and other postretirement benefits	193	197
Contract liabilities	3	4
Operating lease liabilities	165	173
Long-term debt	2,407	2,915
Other non-current liabilities	118	110
Total liabilities	3,527	4,395
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized; 60.7 million and 59.9 million outstanding at June 30, 2020 and December 31, 2019, respectively)	—	—
Additional paid-in capital	1,794	1,784
Accumulated deficit	(825)	(1,082)
Accumulated other comprehensive (loss) income	(68)	59
Total Maxar stockholders' equity	901	761
Noncontrolling interest	1	1
Total stockholders' equity	902	762
Total liabilities and stockholders' equity	$4,429	$5,157

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In millions)

	Six Months Ended
	June 30,
	2020	2019
Cash flows (used in) provided by:
Operating activities:
Net income	$258	$91
Income from operations of discontinued operations, net of tax	32	20
Gain on disposal of discontinued operations, net of tax	304	—
(Loss) income from continuing operations	(78)	71
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment losses including inventory	14	3
Depreciation and amortization	179	191
Loss from extinguishment of debt	7	—
Amortization of debt issuance costs and other non-cash interest expense	8	4
Stock-based compensation expense	13	4
Other	2	—
Changes in operating assets and liabilities:
Trade and other receivables	40	(20)
Advances to suppliers	(9)	32
Accounts payables and accrued liabilities	(76)	(92)
Contract liabilities	(38)	(124)
Other	4	7
Cash provided by operating activities - continuing operations	66	76
Cash used in operating activities - discontinued operations	(30)	(15)
Cash provided by operating activities	36	61
Investing activities:
Purchase of property, plant and equipment and development or purchase of software	(128)	(124)
Return of capital from discontinued operations	20	—
Cash used in investing activities - continuing operations	(108)	(124)
Cash provided by (used in) investing activities - discontinued operations	723	(3)
Cash provided by (used in) investing activities	615	(127)
Financing activities:
Net proceeds of revolving credit facility	—	97
Net proceeds from issuance of 2027 Notes	147	—
Repurchase of 2023 Notes, including premium	(169)	—
Repayments of long-term debt	(516)	(11)
Settlement of securitization liability	(7)	(8)
Payment of dividends	(1)	(1)
Other	(3)	—
Cash (used in) provided by financing activities - continuing operations	(549)	77
Cash (used in) provided by financing activities - discontinued operations	(24)	14
Cash (used in) provided by financing activities	(573)	91
Increase in cash, cash equivalents, and restricted cash	78	25
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(5)	1
Cash, cash equivalents, and restricted cash, beginning of year	110	43
Cash, cash equivalents, and restricted cash, end of period	$183	$69

Reconciliation of cash flow information:
Cash and cash equivalents	$179	$63
Restricted cash included in prepaid and other current assets	1	5
Restricted cash included in other non-current assets	3	1
Total cash, cash equivalents, and restricted cash	$183	$69

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Change in Stockholders’ Equity

(In millions)

Three and six months ended June 30, 2020:

	Common Stock		Additional		Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	interest	equity
Balance as of December 31, 2019	59.9	$—	$1,784	$(1,082)	$59	$1	$762
Common stock issued under employee stock purchase plan	0.2	—	2	—	—	—	2
Equity classified stock-based compensation expense	—	—	4	—	—	—	4
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	(48)	(63)	—	(111)
Balance as of March 31, 2020	60.1	$—	$1,790	$(1,130)	$(4)	$1	$657
Reclassification of equity classified stock-based compensation awards to liability classified	—	—	(2)	—	—	—	(2)
Equity-settled stock-based compensation recovery from disposal of discontinued operations	—	—	(1)	—	—	—	(1)
Common stock issued under employee stock purchase plan	0.2	—	1	—	—	—	1
Equity classified stock-based compensation expense	0.4	—	6	—	—	—	6
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive income	—	—	—	306	(64)	—	242
Balance as of June 30, 2020	60.7	$—	$1,794	$(825)	$(68)	$1	$902

Three and six months ended June 30, 2019:

	Common Stock		Additional		Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	interest	equity
Balance as of December 31, 2018	59.4	$1,713	$59	$(1,188)	$82	$1	$667
Reclassification of APIC due to U.S. Domestication	—	(1,713)	1,713	—	—	—	—
Common stock issued under employee stock purchase plan	0.1	—	1	—	—	—	1
Common stock issued upon vesting or exercise of stock-based compensation awards	0.1	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	1	—	—	—	1
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive loss	—	—	—	(57)	(6)	—	(63)
Balance as of March 31, 2019	59.6	$—	$1,774	$(1,246)	$76	$1	$605
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	—
Common stock issued upon vesting or exercise of stock-based compensation awards	—	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	2	—	—	—	2
Dividends ($0.29 per common share)	—	—	—	—	—	—	—
Comprehensive income	—	—	—	148	3	—	151
Balance as of June 30, 2019	59.6	$—	$1,776	$(1,098)	$79	$1	$758

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, unless otherwise noted)

1.	GENERAL BUSINESS DESCRIPTION

Maxar Technologies Inc. (the “Company” or “Maxar”) is a leading provider of solutions in Earth Intelligence and Space Infrastructure. Maxar helps government and commercial customers to monitor, understand and navigate the changing planet; deliver global broadband communications; and explore and advance the use of space. The Company’s approach combines decades of deep mission understanding and a proven commercial and defense foundation to deliver services with speed, scale and cost effectiveness. Maxar’s stock trades on the New York Stock Exchange and Toronto Stock Exchange under the symbol “MAXR.”

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Maxar Technologies Inc., and its consolidated subsidiaries. The Company’s Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All intercompany balances and transactions are eliminated in consolidation.

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

Recently Adopted Accounting Pronouncements

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which, together with subsequent amendments, is included in ASC 326 – Financial Instruments – Credit Losses. ASC 326, as amended, significantly changes the impairment model for most financial assets and certain other instruments. ASC 326, as amended, will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. These updates are effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

financial statement periods beginning after December 15, 2018. The Company adopted this standard and related amendments effective January 1, 2020, using the modified retrospective approach. The adoption of this standard resulted in additional disclosures related to the Company's orbital receivables. Refer to Note 4 for details. There were no impacts to the Unaudited Condensed Consolidated Financial Statements as a result of adoption.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also simplifies aspects of accounting for franchise taxes and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual and interim financial statement periods beginning after December 15, 2020, with early adoption permitted. The Company early adopted this standard and related amendments effective January 1, 2020, in order to utilize the simplifying provision that removes the exception to the incremental approach for intraperiod tax allocation when a loss is incurred from continuing operations and income or a gain results from another item such as discontinued operations or other comprehensive income. The impact on the Unaudited Condensed Consolidated Financial Statements is to simplify the quarterly presentation related to the ordinary loss and the gain recorded in discontinued operations. There were no additional material impacts to the Unaudited Condensed Consolidated Financial Statements as a result of adoption.

Recent Accounting Guidance Not Yet Adopted

Clarifying the Interactions between Topic 321, Topic 323, and Topic 815

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”). ASU 2020-01 clarifies the accounting for certain equity securities upon application or discontinuation of the equity method of accounting and includes scope considerations for forward contracts and purchased options on certain securities. ASU 2020-01 is effective for annual and interim financial statement periods beginning after December 15, 2020, with early adoption permitted. The Company performed a preliminary assessment of this guidance and does not expect the adoption to have a material impact on the Company’s financial statements.

Reference Rate Reform

In March 2020, FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company expects that it will elect to apply some of the expedients and exceptions in ASU 2020-04. However, the Company is still evaluating the guidance and the impact that adoption of ASU 2020-04 will have on the Company's financial statements.

3.	DISCONTINUED OPERATIONS

On April 8, 2020, the Company completed the sale of the MDA Business to Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. (“MDA Purchaser”), for an aggregate purchase price of $729 million (C$1.0 billion) (“MDA Transaction”). The Company recognized an after-tax gain on disposal of discontinued operations of $304 million, net of $25 million in taxes, on the

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

MDA Transaction for the quarter ended June 30, 2020. The tax on the MDA Transaction is primarily due to the estimated U.S. federal Base Erosion and Anti-Abuse Tax and California state corporate income tax, the latter being attributable to recent legislation suspending the use of net operating loss (“NOL”) carryforwards. The gain on the MDA Transaction includes a reclassification of the related foreign currency translation adjustment balance of $64 million from Accumulated other comprehensive (loss) income. See Note 8 for details on the use of proceeds from the MDA Transaction.

The operating results and cash flows related to the MDA Business are reflected as discontinued operations in the Unaudited Condensed Consolidated Statements of Operations and the Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020 and June 30, 2019, respectively. For the three and six months ended June 30, 2020, the Company has reported the operating results and cash flows related to the MDA Business through April 7, 2020.

In addition, the Company and the MDA Purchaser entered into a Transition Services Agreement pursuant to which the MDA Purchaser will receive certain services (“Services”). The Services will be provided based on an agreed upon fee arrangement through April 8, 2021, with an option to extend to October 2021 for certain services.

Income from discontinued operations, net of tax for MDA in the Unaudited Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020 [1]	2019	2020 [1]	2019
Revenues:
Product	$5	$57	$44	$110
Service	6	40	42	83
Total revenues	11	97	86	193
Costs and expenses:
Product costs, excluding depreciation and amortization	4	39	38	80
Service costs, excluding depreciation and amortization	3	21	24	45
Selling, general and administrative	—	13	13	31
Depreciation and amortization	—	3	4	6
Impairment loss	—	12	12	12
Operating income (loss)	4	9	(5)	19
Interest expense, net	—	—	1	—
Other expense (income), net [2]	2	(1)	(34)	—
Income before taxes	2	10	28	19
Income tax expense (benefit)	—	1	(4)	(1)
Income from operations of discontinued operations, net of tax	2	9	32	20
Gain on disposal of discontinued operations, net of tax	304	—	304	—
Income from discontinued operations, net of tax	$306	$9	$336	$20

[1]	For the three and six months ended June 30, 2020, MDA results are presented through April 7, 2020.
[2]

Other (income) expense, net includes the $39 million recovery of the previously recorded liability in relation to the Company’s dispute with the Ukrainian Customer for the six months ended June 30, 2020.

MDA holds an investment in a privately held company in which it does not have significant influence and for which the fair value cannot be reliably measured through external indicators. The investment is evaluated quarterly for impairment. There was no impairment loss recorded during the three months ended June 30, 2020. During the six months ended June

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

20, 2020, the Company recorded an impairment loss of $12 million as the privately held company filed for bankruptcy and as a result, the investment was fully impaired. During the three and six months ended June 30, 2019, the Company recorded an impairment loss of $12 million due to an observable price change related to its investment.

The carrying amounts of the major classes of assets and liabilities, which are classified as held for sale in the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2019, are as follows:

December 31,
2019
Assets
Cash and cash equivalents	$45
Trade and other receivables, net	168
Deferred tax assets	117
Property, plant and equipment	29
Intangible assets	27
Goodwill	310
Other assets [1]	55
Current assets held for sale	$751

Liabilities
Accounts payable	$88
Accrued liabilities	18
Accrued compensation and benefits	21
Contract liabilities	29
Pension and other postretirement benefit liabilities	21
Other liabilities [2]	53
Current liabilities held for sale	$230

[1]	Other assets include income tax receivables, operating lease assets, prepaid and other current assets.
[2]	Other liabilities include operating and finance lease liabilities, current income taxes payable and other current liabilities.

4.	TRADE AND OTHER RECEIVABLES, NET

	June 30,	December 31,
	2020	2019
Billed	$185	$211
Unbilled	80	100
Total trade receivables	265	311
Orbital receivables, current portion	44	43
Other	4	4
Allowance for doubtful accounts	(1)	(1)
Trade and other receivables, net	$312	$357

Orbital receivables relate to performance incentives due under certain satellite construction contracts that are paid over the in-orbit life of the satellite. As of June 30, 2020 and December 31, 2019, non-current orbital receivables, net of allowances were $354 million and $382 million, respectively, and are included in Non-current assets on the Unaudited Condensed Consolidated Balance Sheets.

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

As of June 30, 2020, the Company had orbital receivables from 14 customers for which the largest customer’s value represents $44 million, or 11% of the stated balance sheet value. During the six months ended June 30, 2020, the Company recognized an impairment of $14 million, primarily due to an increase in credit risk associated with the Company’s largest orbital customer as of March 31, 2020.

The changes in allowance for expected credit losses related to non-current orbital receivables for the six months ended June 30, 2020, consist of the following:

Orbital Receivables Allowance
Allowance as of January 1, 2020	$(35)
Additions	(14)
Allowance as of June 30, 2020	$(49)

The Company has sold certain orbital receivables that are accounted for as securitized borrowings in the Unaudited Condensed Consolidated Balance Sheets as the Company does not meet the accounting criteria for surrendering control of the receivables. The net proceeds received on the orbital receivables have been recognized as securitization liabilities and are subsequently measured at amortized cost using the effective interest rate method. The securitized orbital receivables and the securitization liabilities are being drawn down as payments are received from the customers and passed on to the purchaser. The Company continues to recognize orbital interest revenue on the orbital receivables that are subject to the securitization transactions and recognizes interest expense to accrete the securitization liability. The total amounts of securitization liabilities at June 30, 2020 and December 31, 2019 were $61 million and $65 million, respectively. Current securitization liabilities of $13 million and $17 million, are included in Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, respectively. Non-current securitization liabilities of $48 million are included in Other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.

5.	INVENTORY

	June 30,	December 31,
	2020	2019
Raw materials	$14	$13
Work in process	7	7
Inventory	$21	$20

6.	PROPERTY, PLANT AND EQUIPMENT, NET

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

	June 30,	December 31,
	2020	2019
Satellites	$397	$397
Equipment	197	196
Leasehold improvements	81	75
Computer hardware	72	67
Furniture and fixtures	16	15
Construction in process [1]	486	388
Property, plant and equipment, at cost	1,249	1,138
Accumulated depreciation	(426)	(380)
Property, plant and equipment, net	$823	$758

1Construction in process is primarily related to the construction of the Company’s WorldView-Legion satellite constellation.

Depreciation expense for property, plant and equipment was $23 million and $28 million, and $47 million and $56 million for the three and six months ended June 30, 2020 and June 30, 2019, respectively.

During the three months ended June 30, 2019, the Company received insurance recoveries of $183 million related to the loss of the WorldView-4 satellite. The insurance proceeds are included in operating cash flows as they are considered business interruption insurance and represent the satellite’s loss of capacity to produce imagery for sale to the Company’s customers.

7.	INTANGIBLE ASSETS

	June 30, 2020			December 31, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$615	$(124)	$491	$615	$(102)	$513
Backlog	330	(265)	65	330	(217)	113
Technologies	320	(177)	143	320	(144)	176
Software	254	(103)	151	213	(83)	130
Image library	80	(54)	26	80	(48)	32
Trade names and other	37	(12)	25	37	(10)	27
Intangible assets	$1,636	$(735)	$901	$1,595	$(604)	$991

Amortization expense related to intangible assets was $66 million and $68 million, and $132 million and $135 million for the three and six months ended June 30, 2020 and June 30, 2019, respectively.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

8.	LONG-TERM DEBT AND INTEREST EXPENSE, NET

	June 30,	December 31,
	2020	2019
Syndicated Credit facility:
Term Loan B	$1,444	$1,960
2023 Notes	850	1,000
2027 Notes	150	—
Deferred financing	30	33
Debt discount and issuance costs	(63)	(54)
Obligations under finance leases and other	5	6
Total long-term debt	2,416	2,945
Current portion of long-term debt	(9)	(30)
Non-current portion of long-term debt	$2,407	$2,915

The Company’s senior secured syndicated credit facility (“Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility in an aggregate capacity of up to $500 million maturing in December 2023 (“Revolving Credit Facility”) and (ii) a senior secured first lien term B facility in an original aggregate principal amount of $2.0 billion maturing in October 2024 (“Term Loan B”).

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of June 30, 2020 and December 31, 2019, the Company had $24 million and $18 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility. Of the Company’s $500 million borrowing capacity on its Revolving Credit Facility, the Company has $0 outstanding borrowings as of June 30, 2020.

During the three months ended June 30, 2020, the Company repaid $511 million of borrowings under Term Loan B using proceeds from the MDA Transaction. The Company expensed $7 million of unamortized debt issuance costs attributed to the partial pay down, which is included in Interest expense, net in the Unaudited Condensed Consolidated Statements of Operations.

On June 25, 2020, the Company repurchased $150 million aggregate principal amount of its 9.75% Senior Secured Notes due 2023 (“2023 Notes”) using proceeds from the MDA Transaction. The 2023 Notes were repurchased (“2023 Notes Repurchase”) at approximately 112.45% of the principal amount thereof, subject to customary closing conditions.

On June 25, 2020, the Company issued $150 million in principal amount of 7.54% Senior Secured Notes due 2027 (“2027 Notes”) in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended. The 2027 Notes were issued at a price of 98.25% and bear interest at the rate of 7.54% per annum, payable semi-annually in cash in arrears, for which interest payments will commence in December 2020. The 2027 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility and the 2023 Notes.

The Company evaluated the terms of the 2027 Notes and 2023 Notes Repurchase and concluded that both transactions are to be accounted for as a debt modification. As a result, the 12.45% premium paid on the repurchase of the $150 million of 2023 Notes is accounted for as an incremental discount to be amortized over the life of the 2027 Notes. Separately, the previously incurred unamortized debt discount and debt issuance costs will be amortized over the remaining life of the outstanding 2023 Notes.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The 2027 Notes are guaranteed (“2027 Guarantees”) on a senior secured basis by each of the Company’ existing and future subsidiaries that guarantees the 2023 Notes and the Syndicated Credit Facility (“Guarantors”). The 2027 Notes are secured, equally and ratably with the 2023 Notes, the Syndicated Credit Facility and any future first lien debt, by liens on the same assets that secure the Revolving Credit Facility and the Term Loan B.

The 2027 Notes and the 2027 Guarantees are the Company’s general senior secured obligations and rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future unsubordinated debt (including the 2023 Notes and the Syndicated Credit Facility). The 2027 Notes and the 2027 Guarantees are effectively senior to all of the Company’s and the Guarantors’ existing and future unsecured debt as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 2027 Notes and the 2027 Guarantees. The 2027 Notes and the 2027 Guarantees are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 2027 Notes or the 2027 Guarantees, are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2027 Notes, and are senior in right of payment to all of the Company’s and the Guarantors’ existing and future subordinated indebtedness.

The indenture governing the 2027 Notes limits, among other things, the Company’s and the Company’s restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of the Company’s assets to, another person.

The 2027 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on June 25, 2024, at a redemption price of 105.655%, during the 12 months beginning on June 25, 2025, at a redemption price of 103.770%, and at any time on or after June 25, 2026, at a redemption price of 101.885%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date. The Company may also redeem the 2027 Notes, in whole or in part, at the Company’s option at any time prior to June 25, 2024, at a price equal to 100% of the principal amount of such 2027 Notes plus a “make-whole” premium, together with accrued but unpaid interest, if any, to, but excluding, the date of redemption. In addition, the Company may redeem up to 40% of the aggregate principal amount of the 2027 Notes at any time before June 25, 2024, with the net cash proceeds from certain equity offerings at a specified redemption price, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

In the event a change of control occurs (as defined in the indenture governing the 2027 Notes), each holder will have the right to require us to repurchase all or any part of such holder’s 2027 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2027 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Interest expense, net on long-term debt and other obligations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest on long-term debt	$55	$48	$109	$93
Interest expense on advance payments from customers	1	4	3	9
Interest on orbital securitization liability	2	2	3	4
Capitalized interest	(10)	(5)	(18)	(8)
Interest expense, net	$48	$49	$97	$98

9.	FINANCIAL INSTRUMENTS AND FAIR VALUE DISCLOSURES

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

	Recurring Fair Value Measurements of as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Orbital receivables, net [1]	$—	$398	$—	$398
Liabilities
Interest rate swaps	$—	$31	$—	$31
Long-term debt [2]	—	2,218	—	2,218
	$—	$2,249	$—	$2,249

	Recurring Fair Value Measurements of as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$1	$—	$—	$1
Orbital receivables, net [1]	—	425	—	425
	$1	$425	$—	$426
Liabilities
Interest rate swaps	$—	$18	$—	$18
Long-term debt [2]	—	3,004	—	3,004
	$—	$3,022	$—	$3,022

1	The carrying value of Orbital receivables, net was $398 million and $425 million at June 30, 2020 and December 31, 2019, respectively.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

2	Long-term debt excludes finance leases, deferred financing and other and is carried at amortized cost. The outstanding carrying value was $2,381 million and $2,906 million at June 30, 2020 and December 31, 2019, respectively.

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

10.	STOCKHOLDERS’ EQUITY

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

Tax Benefit Preservation Plan

On May 12, 2019, the Company implemented a Tax Benefit Preservation Plan (“Tax Plan”), with the intent to preserve the value of certain deferred tax benefits (“Tax Benefits”). The Tax Plan is intended to act as a deterrent to any person or entity acquiring shares of the Company equal to or exceeding 4.9%. For each common stock outstanding as of May 28, 2019, a dividend of one preferred stock purchase right is granted. The Tax Plan gives current shareholders the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock (“Series A Preferred”) at a set price of $30.92 which, upon exercise, provides for one additional share of common stock at a 50% discount on the exercise date with no cash settlement options. The Tax Plan reduces the likelihood that changes in the Company’s investor base have the unintended effect of limiting the use of the Company’s Tax Benefits. There is no impact to the financial statements as a result of the Tax Plan. The Tax Plan will expire on October 5, 2020.

As of June 30, 2020 and December 31, 2019, the Company had 2,400,000 shares authorized and no shares outstanding of the Series A Preferred stock.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Changes in the components of Accumulated other comprehensive (loss) income are as follows:

	Foreign Currency Translation Adjustments	Unrecognized (Loss) Gain on Interest Rate Swaps	Loss on Pension and Other Postretirement Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$126	$(12)	$(55)	$59
Other comprehensive (loss) income	(49)	(15)	1	(63)
Balance as of March 31, 2020	77	(27)	(54)	(4)
Other comprehensive income	—	1	—	1
Tax expense	—	(1)	—	(1)
Reclassification of currency translation adjustment to gain on disposal of discontinued operations [1]	(78)	(5)	19	(64)
Balance as of June 30, 2020	$(1)	$(32)	$(35)	$(68)

[1]

Relates to the reclassification of foreign currency translation from Accumulated other comprehensive (loss) income to the Gain on disposal of discontinued operations due to the completion of the MDA Transaction. See Note 3 for details.

11.	REVENUE

On June 30, 2020, the Company had $1.9 billion of remaining performance obligations, which represents the transaction price of firm orders less inception-to-date revenues recognized. Remaining performance obligations generally exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenues relating to existing performance obligations of approximately $0.7 billion, $0.7 billion and $0.5 billion for the remaining six months ended December 31, 2020, the year ending December 31, 2021 and thereafter, respectively.

Contract liabilities by segment are as follows:

As of June 30, 2020	Earth Intelligence [1]	Space Infrastructure	Total
Contract liabilities	$60	$177	$237

As of December 31, 2019	Earth Intelligence [1]	Space Infrastructure	Total
Contract liabilities	$130	$145	$275

[1]

The contract liability balance associated with the Company’s EnhancedView Contract was $20 million and $78 million as of June 30, 2020 and December 31, 2019, respectively. The contract liability balance associated with the Company’s EnhancedView Contract is expected to be recognized as revenue through August 31, 2020. During the six months ended June 30, 2020, imputed interest on advanced payments increased the contract liability balance by $2 million, and $60 million in revenue was recognized, decreasing the contract liability balance.

The decrease in total contract liabilities was primarily due to revenues recognized based upon satisfaction of performance obligations.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company’s primary sources of revenues are as follows:

Three Months Ended June 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$157	$—	$157
Service revenues	278	4	—	282
Intersegment	—	23	(23)	—
	$278	$184	$(23)	$439

Three Months Ended June 30, 2019	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$144	$—	$144
Service revenues	263	5	—	268
Intersegment	—	32	(32)	—
	$263	$181	$(32)	$412

Six Months Ended June 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$264	$—	$264
Service revenues	549	7	—	556
Intersegment	—	45	(45)	—
	$549	$316	$(45)	$820

Six Months Ended June 30, 2019	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$310	$—	$310
Service revenues	517	16	—	533
Intersegment	—	65	(65)	—
	$517	$391	$(65)	$843

Certain of the Company’s contracts with customers in the Space Infrastructure segment include a significant financing component since payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital interest revenue of $7 million and $14 million for the three and six months ended June 30, 2020, respectively, as compared to $8 million and $15 million for the three and six months ended June 30, 2019, respectively, related to these contracts, which is included in product revenues.

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

For the three and six months ended June 30, 2020, the Company incurred COVID-19 related EAC growth of $6 million and $24 million within the Space Infrastructure segment. The changes in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours. These costs are considered incremental and separable from normal operations. The COVID-19 EAC growth assumes, among other things, that the Company’s current combination of work from home and limited personnel working on-site for essential operations remains in effect through December 2020.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

During the three and six months ended June 30, 2020, the Company recorded an additional $17 million and $36 million estimated loss on a commercial satellite program which includes significant development efforts further delayed by COVID-19. The COVID-19 impact on this program for the three and six months ended June 30, 2020 was $2 million and $14 million which is included in our total COVID-19 impact discussed above.

The revenues based on geographic location of customers are as follows:

	Three Months Ended June 30,
	2020	2019
United States	$356	$317
Europe	24	17
Asia	23	37
Middle East	13	10
Australia	10	4
South America	6	25
Other	7	2
Total revenues	$439	$412

	Six Months Ended June 30,
	2020	2019
United States	$658	$628
Europe	42	24
Asia	50	91
Middle East	26	19
Australia	17	9
South America	15	64
Other	12	8
Total revenues	$820	$843

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Revenues from significant customers are as follows:

Three Months Ended June 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$203	$75	$—	$278
Commercial and other	75	109	(23)	161
Total revenues	$278	$184	$(23)	$439

Three Months Ended June 30, 2019	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$211	$33	$—	$244
Commercial and other	52	148	(32)	168
Total revenues	$263	$181	$(32)	$412

Six Months Ended June 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$402	$140	$—	$542
Commercial and other	147	176	(45)	278
Total revenues	$549	$316	$(45)	$820

Six Months Ended June 30, 2019	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$401	$56	$—	$457
Commercial and other	116	335	(65)	386
Total revenues	$517	$391	$(65)	$843

12.	SEGMENT INFORMATION

As of June 30, 2020, the Company’s business is organized into two reportable segments: Earth Intelligence and Space Infrastructure. With the Company’s closing of the MDA Transaction on April 8, 2020, MDA is no longer considered a reportable segment and has been classified within Income from discontinued operations, net of tax in the Unaudited Condensed Consolidated Statements of Operations. All prior-period amounts have been adjusted to reflect the reportable segment change.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Intersegment sales are generally recorded at cost plus a specified margin, which may differ from what the segment may be able to obtain on sales to external customers.

The following table summarizes the operating performance of the Company’s segments:

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Revenues:
Earth Intelligence	$278	$263	$549	$517
Space Infrastructure	184	181	316	391
Intersegment eliminations	(23)	(32)	(45)	(65)
Total revenues	$439	$412	$820	$843

Adjusted EBITDA:
Earth Intelligence	$146	$124	$279	$249
Space Infrastructure	11	7	(28)	5
Intersegment eliminations	(7)	(4)	(14)	(8)
Corporate and other expenses	(12)	(19)	(22)	(39)
Restructuring	—	(4)	—	(15)
Transaction and integration related expense	(3)	(2)	(4)	(7)
Impairment loss, including inventory	—	—	(14)	(3)
Satellite insurance recovery	—	183	—	183
CEO severance	—	—	—	(3)
Depreciation and amortization	(89)	(96)	(179)	(191)
Interest expense, net	(48)	(49)	(97)	(98)
Interest income [1]	—	—	1	—
Equity in (income) loss from joint ventures, net of tax	(2)	2	(1)	3
(Loss) income from continuing operations before taxes	$(4)	$142	$(79)	$76

[1]	Included in Other (income) expense, net on the Unaudited Condensed Consolidated Statements of Operations.

The Company’s capital expenditures are as follows:

Three Months Ended June 30, 2020	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$28	$5	$11	$44
Intangible assets	20	—	4	24
	$48	$5	$15	$68

Three Months Ended June 30, 2019	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$51	$3	$(13)	$41
Intangible assets	13	1	(1)	13
	$64	$4	$(14)	$54

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Six Months Ended June 30, 2020	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$62	$8	$18	$88
Intangible assets	36	—	4	40
	$98	$8	$22	$128

Six Months Ended June 30, 2019	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$101	$8	$(12)	$97
Intangible assets	26	1	—	27
	$127	$9	$(12)	$124

Substantially all of the Company’s long-lived tangible assets were in the United States as of June 30, 2020 and December 31, 2019.

13.	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$5	$5	$9	$10
Expected return on plan assets	(7)	(6)	(13)	(12)
Amortization of net gain	1	—	1	—
Expenses paid	—	—	1	1
Net periodic benefit cost	$(1)	$(1)	$(2)	$(1)

Contributions

The funding policy for the Company’s pension plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Under the CARES Act, all single-employer funding obligations due during calendar year 2020 can be delayed until January 1, 2021, with accrued interest added to the delayed payments. The Company contributed $3 million to its pension plan as of June 30, 2020 and has the ability to defer the remaining $15 million in payments for 2020 until January 1, 2021.

14.	INCOME TAXES

For the three months ended June 30, 2020 and June 30, 2019, the effective tax rate on pre-tax continuing operations was 50.0% and 0.7%, respectively. For the six months ended June 30, 2020 and June 30, 2019, the effective tax rate on pre-tax continuing operations was 0.0% and 2.6%, respectively. The effective tax rates for the three and six months ended June 30, 2020 and June 30, 2019 differ from the statutory U.S. federal income tax rate of 21.0% primarily due to the estimated Base Erosion and Anti-Abuse Tax, state income taxes, estimated permanent differences and changes in valuation allowance. The Company does not anticipate a significant change to the Company’s gross unrecognized tax benefits within the next 12 months.

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

The Company computes an estimated annual effective tax rate (“AETR”) each quarter based on the current and forecasted continuing operating results. The income tax expense or benefit associated with the interim period is computed using the most recent estimated AETR applied to the year-to-date ordinary income or loss, plus the tax effect of any significant or infrequently occurring items recorded during the interim period. Due to the early adoption of ASU 2019-12, Maxar is able to determine the tax effect of the loss from continuing operations without incorporating the gain on disposal of discontinued operations. The computation of the estimated AETR at each interim period requires certain estimates and significant judgments including, but not limited to, the expected operating income (loss) for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, and additional information becomes known or as the tax environment changes.

15.	EARNINGS PER SHARE

The following table includes the calculation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Income (loss) from continuing operations	$—	$139	$(78)	$71
Income from discontinued operations, net of tax	306	9	336	20
Net income	$306	$148	$258	$91

Weighted average number of common shares outstanding-basic	60.6	59.6	60.4	59.6
Weighted dilutive effect of equity awards	1.4	0.4	—	0.2
Weighted average number of common shares outstanding-diluted	62.0	60.0	60.4	59.8

Basic net income per common share:
Income (loss) from continuing operations	$—	$2.33	$(1.29)	$1.19
Income from discontinued operations, net of tax	5.05	0.15	5.56	0.34
Basic net income per common share	$5.05	$2.48	$4.27	$1.53

Diluted net income per common share:
Income (loss) from continuing operations	$—	$2.32	$(1.29)	$1.19
Income from discontinued operations, net of tax	4.94	0.15	5.56	0.33
Diluted net income per common share	$4.94	$2.47	$4.27	$1.52

For the three and six months ended June 30, 2020, approximately 3 million awards were excluded from the diluted weighted average number of ordinary common shares outstanding calculation because their effect would have been anti-dilutive.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

16.	COMMITMENTS AND CONTINGENCIES

Contingencies in the Normal Course of Business

As discussed in Note 4, satellite construction contracts may include performance incentives whereby payment for a portion of the purchase price of the satellite is contingent upon in-orbit performance of the satellite. The Company’s ultimate receipt of orbital performance incentives is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. A complete or partial loss of a satellite’s functionality can result in loss of orbital receivable payments or repayment of amounts received by the Company under a warranty payback arrangement. The Company generally receives the present value of the orbital receivables if there is a launch failure or a failure caused by a customer error, but will forfeit some or all of the orbital receivables if the loss is caused by satellite failure or as a result of Company error. The Company recognizes orbital performance incentives in the financial statements based on the amounts that are expected to be received and believes that it will not incur a material loss relating to the incentives recognized. With respect to the Company’s securitized liability for the orbital receivables, upon the occurrence of an event of default under the securitization facility agreement or upon the occurrence of limited events, the Company may be required to repurchase on demand any effected receivables at their then net present value.

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

The Company has entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to entering into contracts for its products and services from certain customers in foreign countries. These agreements are designed to return economic value to the foreign country and may be satisfied through activities that do not require a direct cash payment, including transferring technology and providing manufacturing, training and other consulting support to in-country projects. These agreements may provide for penalties in the event the Company fails to perform in accordance with offset requirements. The Company has historically not been required to pay any such penalties.

Risks and uncertainties related to COVID-19

The near and long-term impacts of the current pandemic on the cost and schedule of the numerous programs in the Company’s existing backlog and the timing of new awards remain uncertain. The Company is observing stress in its

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

supplier base inside and outside the U.S. and will continue to monitor and assess the actual and potential COVID-19 impacts on employees, customers, suppliers and the productivity of the work being done, all of which to some extent will affect revenues, estimated costs to complete projects, earnings and cash flow. The Company’s current estimate at completion on the Company’s satellite manufacturing contracts assumes, among other things, that the Company’s current combination of work from home and limited personnel working on-site for essential operations remains in effect through December 2020.

COVID-19 represents a force majeure event and as such, the Company has notified certain customers that the Company will be exercising the Maxar’s contractual legal rights given the uncertain nature of the current pandemic and its near and long-term impacts on the cost and schedule of the numerous programs in the existing backlog.

The CARES Act was enacted on March 27, 2020 in the United States. Under the CARES Act, all single-employer funding obligations due during calendar year 2020 can be delayed until January 1, 2021, with accrued interest added to the delayed payments. See Note 13 for additional details on the CARES Act.

Legal proceedings

In 2010, the Company entered into an agreement with a Ukrainian customer to provide a communication satellite system. In 2014, following the annexation of Crimea by the Russian Federation, the Company declared force majeure with respect to the program and subsequently terminated the agreement. In July 2018, the Ukrainian customer issued a statement of claim in the arbitration it had commenced against Maxar, challenging the Company’s right to terminate for force majeure, purporting to terminate the contract for default by Maxar, and seeking recovery from Maxar in the amount of approximately $227 million. On March 31, 2020, following a hearing on the merits, the arbitral tribunal issued a final decision in favor of the Company, dismissing the customer’s claims in their entirety and awarding the Company its costs and attorney’s fees.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al. No. T19-074 in the Superior Court of the State of California, County of Santa Clara, naming Maxar, and certain members of management and the board of directors as defendants. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Company’s June 2, 2017 Registration Statement and prospectus filed in anticipation of its October 5, 2017 merger with DigitalGlobe. On April 30, 2020, the plaintiff filed an amended complaint alleging the same causes of action against the same set of defendants as set forth in his original complaint. The lawsuit is based upon many of the same underlying factual allegations as the Colorado Action. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. The Company believes that this lawsuit is without merit and intends to vigorously defend against it. On June 29, 2020, defendants moved to stay this case, which motion is currently pending.

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

17.	SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Six Months Ended
	June 30,
	2020	2019
Supplemental cash flow information:
Cash paid for interest	$122	$128
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	41	19

18.	SUBSEQUENT EVENTS

Acquisition of Vricon

The Company’s most significant joint venture is Vricon Inc. (“Vricon”), a joint venture with Saab AB, specializing in the production of 3D models using high resolution imagery. The Company has an ownership interest of approximately 50% in Vricon. On June 25, 2020, the Company exercised its call option to purchase the remaining 50% ownership interest in Vricon (“Vricon Acquisition”) for approximately $140 million, excluding Vricon cash on hand of $23 million, or approximately $117 million net of estimated cash at closing. The Vricon Acquisition closed on July 1, 2020. Due to the timing of the Vricon Acquisition, the Company is unable to reasonably estimate the impact of the acquisition on the consolidated financial statements.

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

OVERVIEW

We are a leading provider of solutions in Earth Intelligence and Space Infrastructure. We help government and commercial customers to monitor, understand and navigate the changing planet; deliver global broadband communications; and explore and advance the use of space. Our approach combines decades of deep mission understanding and a proven commercial and defense foundation to deliver our services with speed, scale and cost effectiveness. Our businesses are organized and managed in two reportable segments: Earth Intelligence and Space Infrastructure, as described below under “Segment Results.”

Unless otherwise indicated, our significant accounting policies and estimates, contractual obligations, commitments, contingencies and business risks and uncertainties as described in our MD&A and consolidated financial statements for the year ended December 31, 2019, are substantially unchanged.

RECENT DEVELOPMENTS

Acquisition of Vricon

On June 23, 2020, we announced our intent to exercise our call option to take full ownership of 3D data and analytics firm Vricon, Inc., (“Vricon Acquisition”) for approximately $140 million, or approximately $117 million net of estimated cash at closing. To fund the transaction, we issued $150 million in aggregate principal amount of new senior secured notes, discussed below. The call option was exercised on June 25, 2020, and the Vricon Acquisition closed on July 1, 2020.

Vricon is a global leader in satellite-derived 3D data for defense and intelligence markets, with software and products that enhance 3D mapping, Earth intelligence data, military simulation and training and precision-guided munitions. The company was formed as a joint venture between Maxar and Saab in 2015 to combine patented Saab IP with our commercial satellite imagery to build highly accurate, immersive 3D products at scale.

Sale of senior secured notes and repurchase of debt

On June 25, 2020, we issued $150 million aggregate principal amount of 7.54% senior secured notes due 2027 (“2027 Notes”). The 2027 Notes were offered and sold in the United States pursuant to Rule 144A and outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended. The 2027 Notes have an interest rate of 7.54% per annum and were issued at a price equal to 98.25% of their face value. Proceeds from the 2027 Notes are expected to be used for general corporate purposes, including to finance the Vricon Acquisition.

Separately, on June 25, 2020, we repurchased, in a privately negotiated transaction, $150 million aggregate principal amount of our 9.75% Senior Secured Notes due 2023 (“2023 Notes”). The 2023 Notes were repurchased (“2023 Notes Repurchase”) at approximately 112.45% of the principal amount on June 25, 2020.

We evaluated the terms of the 2027 Notes and 2023 Notes Repurchase and concluded that both transactions are to be accounted for as a debt modification.

During the three months ended June 30, 2020, we also repaid $511 million of borrowings under Term Loan B using proceeds from the MDA Transaction.

Completion of the sale of MDA

On April 8, 2020, we completed the previously announced sale by Maxar and Maxar Technologies Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of Maxar (“Maxar Holdings” and, together with Maxar, the “Sellers”), of the MDA Business (“MDA Business”) pursuant to the Stock Purchase Agreement dated as of December 29, 2019 (as amended from time to time, the “MDA Agreement”) between the Sellers and Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. for an aggregate purchase price of $729 million (C$1.0 billion) (“MDA Transaction”) subject to customary purchase price adjustments set forth therein, including for working capital, cash and debt and as otherwise set forth in the MDA Agreement.

Ukrainian customer lawsuit resolution

On March 31, 2020, an arbitral tribunal issued a final decision in favor of the Company related to claims asserted against us by a Ukrainian customer, dismissing the customer’s claims in their entirety. As previously disclosed in our SEC filings, we entered into an agreement with the Ukrainian customer in 2010 to provide a communication satellite system. In 2014, following the annexation of Crimea by the Russian Federation, we declared force majeure with respect to the program and subsequently terminated the contract. In July 2018, the Ukrainian customer issued a statement of claim in the arbitration it had commenced against us, challenging our right to terminate for force majeure and seeking to recover approximately $227 million. Following a hearing on the merits in December 2019, the arbitral tribunal dismissed the customer’s claims, and awarded us costs and attorney’s fees. See Note 16, “Commitments and contingencies” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for further details.

COVID-19 operational posture and current impact

We have activated our standing pandemic crisis response plan to protect the health and safety of our team members, families, customers and communities while continuing to meet our commitments to customers. Our mitigation strategies cover employee preparation, travel, security, supply chain, virtual work, facility preparation and communications.

All our locations are currently operational through a combination of work from home and limited personnel working on-site for essential operations, though in some cases capacity utilization and productivity are below normalized levels. As aerospace manufacturing, communications and defense are federal critical infrastructure sectors, we are allowed to keep some of our workforce on-site to maintain critical operations. And in doing so, we continue to diligently follow safety protocols including social distancing, alternating shifts, temperature checks, deep cleaning and isolation strategies for essential personnel working at our sites.

The near and long-term impacts of the current pandemic on the cost and schedule of the numerous programs in our existing backlog and the timing of new awards remains uncertain. We are observing stress in our supplier base in and outside the U.S. and we will continue to monitor and assess the actual and potential COVID-19 impacts on employees, customers, suppliers and the productivity of the work being done, all of which, to some extent, will affect revenues, estimated costs to complete projects, earnings and cash flow. Our current estimates at completion on our satellite manufacturing contracts assume, among other things, that current combination of work from home and limited personnel working on-site for essential operations remains in effect through December 2020.

Our results of operations for the three and six months ended June 30, 2020, include the current estimated impact of COVID-19. We had COVID-19 related estimated total costs at completion (“EAC”) growth of $6 million and $24 million within the Space Infrastructure segment for the three and six months ended June 30, 2020, which negatively impacted earnings for the same periods. The changes in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours along with actuals realized during the three and six months ended June 30, 2020. These costs are considered incremental and separable from normal operations.

Segment Results

Our Chief Operating Decision Maker (“CODM”) measures performance of our reportable segments based on revenue and Adjusted EBITDA. Our operating and reportable segments are: Earth Intelligence and Space Infrastructure. With our announcement of the MDA Transaction on December 30, 2019, and the subsequent closing of the MDA Transaction on April 8, 2020, the MDA segment has been classified within Income from discontinued operations, net of tax in the Unaudited Condensed Consolidated Statements of Operations and is no longer considered a reportable segment. All prior-period amounts have been adjusted to reflect the reportable segment change.

Earth Intelligence

In the Earth Intelligence segment, we are a global leader in high resolution space-based optical and radar imagery products and analytics. We launched the world’s first high resolution commercial imaging satellite in 1999 and currently operate a four-satellite imaging constellation, providing us with a 110-petabyte historical ImageLibrary of the highest-resolution, commercially available imagery. Our imagery solutions provide customers with timely, accurate and mission-critical information about our changing planet and support a wide variety of government and commercial applications, including mission planning, mapping and analysis, environmental monitoring, disaster management, crop management, oil and gas exploration and infrastructure management. Our principal customers in the Earth Intelligence segment are U.S. and other international government agencies (primarily defense and intelligence agencies), as well as a wide variety of commercial customers in multiple markets. We are a market leader in the commercial satellite Earth observation industry.

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

MDA

As discussed above, in connection with the MDA Transaction, the financial results of MDA were classified as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q and it is no longer considered a reportable segment. The MDA Business developed and delivered advanced surveillance and intelligence solutions, defense and maritime systems, radar geospatial imagery, space robotics, satellite antennas and communication subsystems. Subsequent to the MDA Transaction, MDA continues to be a supplier of certain components and subsystems to us.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Revenues:
Product	$157	$144	$13	9%	$264	$310	$(46)	(15)%
Service	282	268	14	5	556	533	23	4
Total revenues	439	412	27	7	820	843	(23)	(3)
Costs and expenses:
Product costs, excluding depreciation and amortization	144	141	3	2	289	312	(23)	(7)
Service costs, excluding depreciation and amortization	87	103	(16)	(16)	180	195	(15)	(8)
Selling, general and administrative	79	66	13	20	147	151	(4)	(3)
Depreciation and amortization	89	96	(7)	(7)	179	191	(12)	(6)
Impairment loss	—	—	—	*	14	—	14	*
Satellite insurance recovery	—	(183)	183	(100)	—	(183)	183	(100)
Operating income	40	189	(149)	(79)	11	177	(166)	(94)
Interest expense, net	48	49	(1)	(2)	97	98	(1)	(1)
Other (income) expense, net	(4)	(2)	(2)	100	(7)	3	(10)	*
(Loss) income before taxes	(4)	142	(146)	(103)	(79)	76	(155)	*
Income tax (benefit) expense	(2)	1	(3)	*	—	2	(2)	(100)
Equity in (income) loss from joint ventures, net of tax	(2)	2	(4)	(200)	(1)	3	(4)	(133)
Income (loss) from continuing operations	—	139	(139)	(100)	(78)	71	(149)	*
Discontinued operations:
Income from operations of discontinued operations, net of tax	2	9	(7)	(78)	32	20	12	60
Gain on disposal of discontinued operations, net of tax	304	—	304	*	304	—	304	*
Income from discontinued operations, net of tax	306	9	297	*	336	20	316	*
Net income	$306	$148	$158	107%	$258	$91	$167	184%
*	Not meaningful.

Product and service revenues

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Product revenues	$157	$144	$13	9%	$264	$310	$(46)	(15)%
Service revenues	282	268	14	5	556	533	23	4
Total revenues	$439	$412	$27	7%	$820	$843	$(23)	(3)%

Total revenues increased to $439 million from $412 million, or by $27 million, for the three months ended June 30, 2020, compared to the same period of 2019. The increase was primarily driven by a $15 million increase in the Earth Intelligence segment and a $3 million increase in the Space Infrastructure segment.

Total revenues decreased to $820 million from $843 million, or by $23 million, for the six months ended June 30, 2020, compared to the same period of 2019. The decrease was primarily driven by a $75 million decrease in the Space Infrastructure segment which was partially offset by a $32 million increase in the Earth Intelligence segment.

Further discussion of the drivers behind changes in revenues is included within the “Results by Segment” section below.

See Note 11, “Revenue” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for product and service revenue by segment.

Product and service costs

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Product costs, excluding depreciation and amortization	$144	$141	$3	2%	$289	$312	$(23)	(7)%
Service costs, excluding depreciation and amortization	87	103	(16)	(16)	180	195	(15)	(8)
Total costs	$231	$244	$(13)	(5)%	$469	$507	$(38)	(7)%

Total costs of product and services decreased to $231 million from $244 million, or by $13 million, for the three months ended June 30, 2020, compared to the same period of 2019. The decrease in costs was equally driven by decreases in costs within our Space Infrastructure and Earth Intelligence segments.

Total costs of product and services decreased to $469 million from $507 million, or by $38 million, for the six months ended June 30, 2020, compared to the same period of 2019. The decrease in costs was primarily driven by decreases within our Space Infrastructure.

Selling, general and administrative

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Selling, general and administrative	$79	$66	$13	20%	$147	$151	$(4)	(3)%

Selling, general and administrative costs increased to $79 million from $66 million, or by $13 million, for the three months ended June 30, 2020, compared to the same period of 2019. The increase is primarily due to an $8 million increase in stock-based compensation expense as well as increases in labor related expenses, professional fees and satellite insurance premiums.

Selling, general and administrative costs decreased to $147 million from $151 million, or by $4 million, for the six months ended June 30, 2020, compared to the same period of 2019. The decrease is primarily due to an $11 million decrease in restructuring costs, a $3 million decrease in transformation costs, a $3 million decrease in severance costs related to the previous CEO and a $2 million decrease in transaction and integration related costs. These decreases were partially offset by an $11 million increase in stock-based compensation expense and a $3 million increase in satellite insurance premiums.

Depreciation and amortization

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Property, plant and equipment	$23	$28	$(5)	(18)%	$47	$56	$(9)	(16)%
Intangible assets	66	68	(2)	(3)	132	135	(3)	(2)
Depreciation and amortization expense	$89	$96	$(7)	(7)%	$179	$191	$(12)	(6)%

Depreciation and amortization expense decreased to $89 million from $96 million, or by $7 million, for the three months ended June 30, 2020, compared to the same period of 2019. Depreciation and amortization expense decreased to $179 million from $191 million, or by $12 million, for the six months ended June 30, 2020, compared to the same period of 2019. The decreases in both periods were primarily driven by a decrease in depreciation expense related to asset retirements made in the second half of 2019 and in the first quarter of 2020, the extension of the useful life of a satellite in the fourth quarter of 2019, and the sale of our owned properties in Palo Alto in December 2019.

Impairment loss

	Three Months Ended June 30,		$	%		Six Months Ended June 30,		$	%
	2020	2019	Change	Change		2020	2019	Change	Change
($ millions)
Impairment loss	$—	$—	$—	*	%	$14	$—	$14	*	%
*	Not meaningful.

There were no impairment losses recorded for the three months ended June 30, 2020 and 2019. For the six months ended June 30, 2020, the impairment loss of $14 million related to our orbital receivables. This impairment loss was primarily due to a decrease in credit ratings associated with our largest orbital customer. We did not recognize any orbital impairments during the six months ended June 30, 2019.

Satellite insurance recovery

During the three months ended June 30, 2019, we received insurance recoveries of $183 million related to the loss of WorldView-4 satellite. There were no insurance recoveries during the three or six months ended June 30, 2020.

Interest expense, net

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Interest expense:
Interest on long-term debt	$55	$48	$7	15%	$109	$93	$16	17%
Interest expense on advance payments from customers [1]	1	4	(3)	(75)	3	9	(6)	(67)
Interest on orbital securitization liability	2	2	—	*	3	4	(1)	(25)
Capitalized interest	(10)	(5)	(5)	100	(18)	(8)	(10)	125
Interest expense, net	$48	$49	$(1)	(2)%	$97	$98	$(1)	(1)%

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

Interest expense, net decreased to $48 million from $49 million, or by $1 million, for the three months ended June 30, 2020, compared to the same period 2019. The decrease was primarily due to an increase in capitalized interest of $5 million related to the building of our WorldView-Legion constellation and a $3 million decrease in interest on advance payments from customers. The decreases were partially offset by an increase in interest on long-term debt of $7 million primarily due to the expensing of unamortized debt issuance costs related to the repayment of borrowings under Term Loan B.

Interest expense, net decreased to $97 million from $98 million, or by $1 million, for the six months ended June 30, 2020, compared to the same period 2019. The decrease was primarily due to an increase in capitalized interest of $10 million related to the building of our WorldView-Legion constellation and a $6 million decrease in interest on advance payments from customers. The decreases were partially offset by an increase in interest on long-term debt of $16 million primarily due to higher interest rates.

Other (income) expense, net

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Other (income) expense, net	$(4)	$(2)	$(2)	100%	$(7)	$3	$(10)	*	%
*	Not meaningful.

Other income increased to $4 million from $2 million, or by $2 million, for the three months ended June 30, 2020, compared to the same period in 2019. The increase was primarily driven by an increase in income earned from services provided to MDA subsequent to the MDA Transaction under a Transition Services Agreement. See Note 3, “Discontinued Operations” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, “Financial Information” in this Quarterly Report on Form 10-Q, for additional detail on services provided to MDA.

Other (income) expense, net changed to income of $7 million from an expense of $3 million, or by $10 million, for the six months ended June 30, 2020, compared to the same period of 2019. This change was primarily driven by a $2 million foreign exchange gain for the six months ended June 30, 2020, compared to a $3 million foreign exchange loss for the six months ended June 30, 2019.

Income tax (benefit) expense

	Three Months Ended June 30,		$	%		Six Months Ended June 30,		$	%
	2020	2019	Change	Change		2020	2019	Change	Change
($ millions)
Income tax (benefit) expense	$(2)	$1	$(3)	*	%	$—	$2	$(2)	(100)%
*	Not meaningful.

Income tax (benefit) expense decreased to a benefit of $2 million from an expense of $1 million, or by $3 million, for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to the estimated U.S. federal Base Erosion and Anti-Abuse Tax (“BEAT”) calculated for each quarter. During both comparative quarters, we have a valuation allowance recorded for the deferred tax assets that are more likely to not be recognized. In computing income tax expense for the three months ended June 30, 2020 and June 30, 2019, we applied the estimated Average Effective Tax Rate (“AETR”) to the pre-tax loss and adjusted the valuation allowance accordingly.

We did not recognize any income tax expense during the six months ended June 30, 2020. For the six months ended June 30, 2019, the income tax expense was $2 million related to an estimated BEAT liability. During both comparative quarters, we have a valuation allowance recorded for the deferred tax assets that are more likely to not be recognized. In computing income tax expense for the three months ended June 30, 2020 and June 30, 2019, we applied the estimated AETR to the pre-tax loss and adjusted the valuation allowance accordingly.

Equity in (income) loss from joint ventures, net of tax

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Equity in (income) loss from joint ventures, net of tax	$(2)	$2	$(4)	(200)%	$(1)	$3	$(4)	(133)%

Equity in (income) loss from joint ventures, net of tax increased to income of $2 million from a loss of $2 million, or by $4 million, for the three months ended June 30, 2020, compared to the same period 2019. Equity in (income) loss from joint ventures, net of tax increased to income of $1 million from a loss of $3 million, or by $4 million for the six months ended June 30, 2020, compared to the same period 2019. As we acquired Vricon effective July 1, 2020, Vricon’s results will be included in our consolidated results going forward and will no longer be presented in equity in (income) loss from joint ventures, net of tax. See Note 18, “Subsequent Events” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, “Financial Information” in this Quarterly Report on Form 10-Q, for additional detail on the Vricon Acquisition.

Discontinued operations

	Three Months Ended June 30,		$	%		Six Months Ended June 30,		$	%
	2020	2019	Change	Change		2020	2019	Change	Change
($ millions)
Discontinued operations:
Income from operations of discontinued operations, net of tax	$2	$9	$(7)	(78)%		$32	$20	$12	60%
Gain on disposal of discontinued operations, net of tax	304	—	304	*		304	—	304	*
Income from discontinued operations, net of tax	$306	$9	$297	*	%	$336	$20	$316	*	%
*	Not meaningful.

Income from discontinued operations, net of tax increased to $306 million from $9 million, or by $297 million, for the three months ended June 30, 2020, compared to the same period of 2019. The increase is primarily driven by the after-

tax gain on disposal of the MDA Business of $304 million. The increase was partially offset by a decrease in income due to approximately one week of activity in 2020 compared to a full quarter of activity in 2019. The MDA Transaction was completed on April 8, 2020.

Income from discontinued operations, net of tax increased to $336 million from $20 million, or by $316 million, for the six months ended June 30, 2020, compared to the same period of 2019. The increase is primarily driven by the after-tax gain on disposal of the MDA Business of $304 million.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on two reportable segments: Earth Intelligence and Space Infrastructure. Intrasegment transactions have been eliminated from the segmented financial information discussed below.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Revenues:
Earth Intelligence	$278	$263	$15	6%	$549	$517	$32	6%
Space Infrastructure	184	181	3	2	316	391	(75)	(19)
Intersegment eliminations	(23)	(32)	9	(28)	(45)	(65)	20	(31)
Total revenues	$439	$412	$27	7%	$820	$843	$(23)	(3)%

Adjusted EBITDA:
Earth Intelligence	$146	$124	$22	18%	$279	$249	$30	12%
Space Infrastructure	11	7	4	57	(28)	5	(33)	*
Intersegment eliminations	(7)	(4)	(3)	75	(14)	(8)	(6)	75
Corporate and other expenses	(12)	(19)	7	(37)	(22)	(39)	17	(44)
Total Adjusted EBITDA	$138	$108	$30	28%	$215	$207	$8	4%
*	Not meaningful.

Total Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA disclosures.

Earth Intelligence

The following table provides selected financial information for the Earth Intelligence segment.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Total revenues	$278	$263	$15	6%	$549	$517	$32	6%

Adjusted EBITDA	$146	$124	$22	18	$279	$249	$30	12%
Adjusted EBITDA margin percentage	52.5%	47.1%		11%	50.8%	48.2%		6%
*	Not meaningful.

For the three months ended June 30, 2020, Earth Intelligence segment revenues increased to $278 million from $263 million, or by $15 million, compared to the same period of 2019. The increase was primarily driven by a $10 million increase in revenue from international defense and intelligence customers and $5 million in revenue growth from new contract awards and expansion of existing programs within the U.S. government. Revenue from international customers increased due to a new direct access facility which became operational and contracts that signed in the second half of 2019.

For the six months ended June 30, 2020, Earth Intelligence segment revenues increased to $549 million from $517 million, or by $32 million, compared to the same period of 2019. The increase was primarily driven by a $20 million increase in revenue from international defense and intelligence customers and $19 million in revenue from new contracts and expansion of existing programs with the U.S. government. These increases were partially offset by a $7 million decrease in commercial revenue primarily due to the timing of imagery deliveries. Revenue from international customers increased due to a new direct access facility which became operational and contracts that signed in the second half of 2019.

Adjusted EBITDA increased to $146 million from $124 million, or by $22 million, for the three months ended June 30, 2020, as compared to the same period of 2019. The increase was primarily driven by an increase in revenues, a decrease in service costs and an increase in income related to our Vricon joint venture.

Adjusted EBITDA increased to $279 million from $249 million, or by $30 million, for the six months ended June 30, 2020, as compared to the same period of 2019. The increase was primarily driven by an increase in revenues and an increase in income related to our Vricon joint venture.

Space Infrastructure

The following table provides selected financial information for the Space Infrastructure segment.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,			$	%
	2020	2019	Change	Change	2020	2019		Change	Change
($ millions)
Total revenues	$184	$181	$3	2%	$316	$391		$(75)	(19)%

Adjusted EBITDA	$11	$7	$4	57	$(28)	$5		$(33)	*
Adjusted EBITDA margin percentage	6.0%	3.9%		54%	(8.9)%	1.3%	%		*	%
*	Not meaningful.

Changes in revenues from year to year are influenced by the size, timing and number of satellite contracts awarded in the current and preceding years and the length of the construction period for satellite contracts awarded. Revenues on satellite contracts are recognized using the cost-to-cost method of accounting to determine the percentage of completion over the construction period, which typically ranges between 20 to 36 months, and up to 48 months in certain situations. Adjusted EBITDA margins can vary from quarter to quarter due to the mix of our revenues and changes in our EACs as our risks are retired and as our EACs are increased or decreased based on contract performance.

Revenues from the Space Infrastructure segment increased to $184 million from $181 million, or by $3 million, for the three months ended June 30, 2020, compared to the same period of 2019. Revenues increased primarily as a result of the impact of an increase in volume related to U.S. government contracts of $42 million during the three months ended June 30, 2020, compared to the same period in 2019 which was partially offset by reduced volumes on commercial programs of $40 million. There was COVID-19 related EAC growth of $6 million which negatively impacted revenue for the three months ended June 30, 2020. The increases in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours. These costs are considered incremental and separable from normal operations. EACs directly impact revenues, as revenues are recognized over time under the cost-to-cost method.

Revenues from the Space Infrastructure segment decreased to $316 million from $391 million, or by $75 million, for the six months ended June 30, 2020, compared to the same period of 2019. Revenues decreased primarily as a result of the impact of reduced volumes on commercial programs of $156 million which were partially offset by an increase in volume related to U.S. government contracts of $80 million during the six months ended June 30, 2020, compared to the same period in 2019. There was COVID-19 related EAC growth of $24 million which negatively impacted revenue for the six months ended June 30, 2020. The increases in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours. These costs are considered incremental and separable from normal operations. Additionally, revenues were negatively impacted by $13 million due to increases in estimated costs and an associated change in the EAC profit margin of a commercial satellite program due to the identification of a design anomaly in the final stage of a testing process.

Adjusted EBITDA increased to $11 million from $7 million, or by $4 million, for the three months ended June 30, 2020, compared to the same period of 2019. The increase in the Space Infrastructure segment is primarily related to increased revenues and higher margins on certain programs. The increase was partially offset by $10 million due to a change in the compensation structure from retention payments to bonuses which were not included in segment Adjusted EBITDA in 2019, a recovery of a previously reserved amount of $7 million in 2019 which did not reoccur in 2020, $17 million of losses incurred on developmental builds and a $6 million negative impact related to our COVID-19 operating posture, a portion of which is included in the losses incurred on developmental builds.

Adjusted EBITDA decreased to a loss of $28 million from $5 million, or by $33 million, for the six months ended June 30, 2020, compared to the same period of 2019. The decrease in the Space Infrastructure segment is primarily related to a $24 million negative impact related to our COVID-19 operating posture, a $13 million negative impact on the above-mentioned commercial satellite program with a design anomaly and $36 million of losses incurred on developmental builds, inclusive of a portion of the negative COVID-19 impact noted above. These decreases were partially offset by higher margins on certain programs.

Corporate and other expenses

Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, retention costs and fees for legal and consulting services.

Corporate and other expenses for the three months ended June 30, 2020 decreased to $12 million from $19 million, or by $7 million, compared to the same period in 2019. The decrease was primarily driven by a $6 million decrease in retention costs related to a 2019 program within the Space Infrastructure segment. The decrease was partially offset by a decrease in the foreign exchange gain recognized and an increase in selling, general and administrative expenses for the three months ended June 30, 2020, compared to the same period in 2019.

Corporate and other expenses for the six months ended June 30, 2020 decreased to $22 million from $39 million, or by $17 million, compared to the same period in 2019. The decrease was primarily driven by a $7 million decrease in retention costs related to a 2019 program within the Space Infrastructure segment. The decrease was also driven by a $3 million foreign exchange gain for the six months ended June 30, 2020, compared to a foreign exchange loss of $3 million for the six months ended June 30, 2019. The decrease was also driven by a $3 million decrease in selling, general and administrative expenses.

Intersegment eliminations

Intersegment eliminations are related to projects between our segments, including WorldView Legion. Intersegment eliminations have increased to $7 million from $4 million, or by $3 million, for the three months ended June 30, 2020, compared to the same period in 2019, primarily related to an increase in intersegment satellite construction activity.

Intersegment eliminations are related to projects between our segments, including WorldView Legion. Intersegment eliminations have increased to $14 million from $8 million, or by $6 million, for the six months ended June 30, 2020, compared to the same period in 2019, primarily related to an increase in intersegment satellite construction activity.

BACKLOG

Our backlog by segment from continuing operations is as follows:

	June 30,	December 31,
	2020	2019
($ millions)
Earth Intelligence	$751	$926
Space Infrastructure	1,195	705
Total backlog	1,946	1,631
Unfunded contract options	1,253	1,382
Total	$3,199	$3,013

Order backlog, representing the estimated dollar value of firm contracts for which work has not yet been performed (also known as the remaining performance obligations on a contract), was $1.9 billion as of June 30, 2020 compared to $1.6 billion as of December 31, 2019. Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts.

Backlog in the Space Infrastructure segment is primarily comprised of multi-year awards, such as satellite builds. Fluctuations in backlog are driven primarily by the timing of large program wins. Backlog in the Earth Intelligence segment consists of both multi-year and annual contracts, which renew at various times throughout the year. As a result, the timing of when contracts are awarded and when option years are exercised may cause backlog to fluctuate significantly from period to period. The decrease in backlog within the Earth Intelligence segment is primarily driven by the timing of the exercise of the EnhancedView Contract option year. These decreases were partially offset by increases in geospatial services.

Although backlog reflects business that is considered to be firm, terminations, amendments or cancellations may occur, which could result in a reduction in our total backlog.

Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of June 30, 2020, were primarily comprised of the option years in the EnhancedView Contract (September 1, 2020 through August 31, 2023). We believe it is the U.S. government’s intention to exercise all option years, subject only to annual congressional appropriation of funding and the federal budget process. As each option year is exercised, it will be added to backlog.

LIQUIDITY & CAPITAL RESOURCES

Our sources of liquidity include cash provided by operations, collection or securitization of orbital receivables, access to existing credit facilities and, when available and efficient, to the capital markets. We generally maintain limited cash on hand and use available cash to pay down borrowings on our Syndicated Credit Facility. Our primary short-term cash requirements are to fund working capital, including requirements on long-term construction contracts (including our geostationary satellite contracts), fixed overhead costs, and to fund increased capital expenditures, including the construction of our WorldView-Legion constellation. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term construction contracts. Our medium-term to long-term cash requirements are to service and repay debt and to invest, including in facilities, equipment, technologies, and research and development for growth initiatives. These capital investments include investments to replace the capability or capacity of satellites which have or will go out of service in the future. Over the near-term to medium-term, it is also possible that our customers may fully or partially fund the construction of additional Legion satellites. Cash is also used to pay dividends and finance other long-term strategic business initiatives. Our first maturity of long-term debt is in the fourth quarter of 2023.

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

Pursuant to our Restated Credit Agreement, dated as of October 5, 2017 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing our Syndicated Credit Facility, and the indenture governing the 2023 Notes, net cash proceeds received by us, including those from the MDA Transaction, as defined in the Credit Agreement and the indenture governing the 2023 Notes, are to be used to repay outstanding debt. Pursuant to such definitions, the net cash proceeds of the sale of the MDA Business were $706 million.

During the three months ended June 30, 2020, we repaid $511 million of borrowings under Term Loan B using proceeds from the MDA Transaction.

On June 25, 2020, we repurchased $150 million aggregate principal amount of our 2023 Notes at a price of approximately 112.45% of the principal amount using the proceeds from the sale of the MDA Transaction (“2023 Notes Repurchase”).

On June 25, 2020, we issued $150 million in principal amount of our 2027 Notes in a private placement to institutional buyers. The 2027 Notes were issued at a price of 98.25% and bear interest at the rate of 7.54% per annum, payable semi-annually in cash in arrears, for which interest payments will commence in December 2020.

On June 25, 2020, we exercised our call option to purchase the remaining ownership interest in Vricon, for approximately $140 million, or approximately $117 million net of estimated cash at closing.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security (“CARES Act”). Under the CARES Act, all single-employer funding obligations due during calendar year 2020 can be delayed until January 1, 2021 with accrued interest added to the delayed payments. We contributed $3 million to our pension plan during the three months ended March 31, 2020, and we have the ability to defer the remaining $15 million in payments until January 1, 2021. Under the CARES Act, we have also elected to defer the employer portion of social security payments for the remainder of 2020 which is estimated at $18 million. These payments will be due in 2021 and 2022.

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

Summary of cash flows

	Six Months Ended June 30,
	2020	2019
($ millions)
Cash provided by operating activities - continuing operations	$66	$76
Cash used in operating activities - discontinued operations	(30)	(15)
Cash provided by operating activities	36	61
Cash used in investing activities - continuing operations	(108)	(124)
Cash provided by (used) investing activities - discontinued operations	723	(3)
Cash provided by (used in) investing activities	615	(127)
Cash (used in) provided by financing activities - continuing operations	(549)	77
Cash(used in) provided by financing activities - discontinued operations	(24)	14
Cash (used in) provided by financing activities	(573)	91
Effect of foreign exchange on cash, cash equivalents and restricted cash	(5)	1
Cash, cash equivalents, and restricted cash, beginning of year	110	43
Cash, cash equivalents, and restricted cash, end of period	$183	$69

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

Cash provided by operating activities related to continuing operations decreased to $66 million from $76 million, or by $10 million, for the six months ended June 30, 2020, compared to the corresponding period in 2019. This change was primarily due to favorable changes in working capital for the six months ended June 30, 2020, compared to the same period in 2019, offset by the insurance proceeds of $183 million related to the loss of the WorldView-4 satellite received in the six months end June 30, 2019.

Cash used in operating activities related to discontinued operations increased to $30 million from $15 million, or by $15 million, for the six months ended June 30, 2020, compared to the corresponding period in 2019. The increase in cash used was primarily driven by payments related to the close of the MDA Transaction.

Investing activities

Cash used in investing activities related to continuing operations decreased to $108 million from $124 million, or by $16 million, for the six months ended June 30, 2020, compared to the corresponding period in 2019. The primary investing activities included expenditures on property, plant and equipment of $88 million and $97 million for the six months ended June 30, 2020 and 2019, respectively, and investments in software of $40 million and $27 million for the six months ended June 30, 2020 and 2019, respectively. Property, plant and equipment expenditures for the six months ended June 30, 2020 and 2019 primarily related to the build of our Legion satellite constellation. Cash used in investing activities for the six months ended June 30, 2020 was offset by a return of capital from discontinued operations of $20 million.

Cash provided by investing activities related to discontinued operations for the six months ended June 30, 2020 was $723 million compared to cash used in investing activities of $3 million for the corresponding period in 2019, or a change of $726 million. This change was primarily related to the gross proceeds from the sale of discontinued operations of $726 million.

Financing activities

Cash used in financing activities related to continuing operations for the six months ended June 30, 2020 was $549 million compared to cash provided by financing activities of $77 million for the corresponding period in 2019, or a change of $626 million. During the six months ended June 30, 2020, cash used in financing activities from continuing operations included net proceeds from the issuance of the 2027 Notes of $147 million, offset by debt repayments of $516 million, a repurchase of the 2023 Notes of $169 million, payments of dividends of $1 million, payment of finance leases of $5 million and settlement of the securitization liability of $7 million. During the six months ended June 30, 2019, cash provided by financing activities from continuing operations included net proceeds from bank borrowings of $97 million and was partially offset by debt repayments of $11 million, settlement of the securitization liability of $8 million and payments of dividends of $1 million.

Cash used in financing activities related to discontinued operations for the six months ended June 30, 2020 was $24 million compared to cash provided by financing activities of $14 million for the corresponding period in 2019, or a change of $38 million. The change was primarily due to a return of capital from discontinued operations to continuing operations of $20 million and repayments of long-term debt of $4 million for the six months ended June 30, 2020, and net proceeds from bank borrowings of $15 million offset by $1 million in debt repayments for the six months ended June 30, 2019.

Long-term debt

The following table summarizes our long-term debt:

	June 30,	December 31,
	2020	2019
($ millions)
Syndicated Credit Facility:
Term Loan B	$1,444	$1,960
2023 Notes	850	1,000
2027 Notes	150	—
Deferred financing	30	33
Debt discount and issuance costs	(63)	(54)
Obligations under finance leases and other	5	6
Total long-term debt	$2,416	$2,945

As of June 30, 2020 and December 31, 2019, we were in compliance with our debt covenants.

Syndicated Credit Facility

Our senior secured syndicated credit facility (“Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility in an aggregate capacity of up to $500 million maturing in December 2023 (“Revolving Credit Facility”) and (ii) a senior secured first lien term B facility in an original aggregate principal amount of $2.0 billion maturing in October 2024 (“Term Loan B”).

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of June 30, 2020 and December 31, 2019, we had $24 million and $18 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility. Of the Company’s $500 million borrowing capacity on its Revolving Credit Facility, the Company has $0 outstanding borrowings as of June 30, 2020.

On June 25, 2020, we repurchased $150 million aggregate principal amount of our 2023 Notes using proceeds from the MDA Transaction. The 2023 Notes were repurchased at a price of approximately 112.45% of the principal amount thereof, subject to customary closing conditions.

On June 25, 2020, we issued $150 million in principal amount of our 2027 Notes in a private placement to institutional buyers. The 2027 Notes were issued at a price of 98.25% and are recorded as long-term debt in our consolidated financial statements. The 2027 Notes bear interest at the rate of 7.54% per year, payable semi-annually in cash in arrears, for which interest payments will commence in December 2020.

The Company evaluated the terms of the 2027 Notes and 2023 Notes Repurchase and concluded that both transactions are to be accounted for as a debt modification. As a result, the 12.45% premium paid on the repurchase of the $150 million of 2023 Notes is accounted for as an incremental discount to be amortized over the life of the 2027 Notes. Separately, the previously incurred unamortized debt discount and debt issuance costs will be amortized over the remaining life of the outstanding 2023 Notes.

The 2027 Notes are guaranteed (“2027 Guarantees”) on a senior secured basis by each of our existing and future subsidiaries that guarantees the 2023 Notes and the Syndicated Credit Facility (“Guarantors”). The 2027 Notes are secured, equally and ratably with the 2023 Notes, the Syndicated Credit Facility and any future first lien debt, by liens on the same assets that secure the Revolving Credit Facility and Term Loan B.

The 2027 Notes and the 2027 Guarantees are our general senior secured obligations and rank equally in right of payment with all of our and the Guarantors’ existing and future unsubordinated debt (including the 2023 Notes and the Syndicated Credit Facility). The 2027 Notes and the 2027 Guarantees are effectively senior to all of our and the Guarantors’ existing and future unsecured debt as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 2027 Notes and the 2027 Guarantees. The 2027 Notes and the 2027 Guarantees are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 2027 Notes or the 2027 Guarantees, are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the 2027 Notes, and are senior in right of payment to all of our and the Guarantors’ existing and future subordinated indebtedness.

The indenture governing the 2027 Notes limits, among other things, our and our restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce our satellite insurance; and consolidate or merge with, or sell substantially all of our assets to, another person.

The 2027 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on June 25, 2024, at a redemption price of 105.655%, during the 12 months beginning on June 25, 2025, at a redemption price of 103.770%, and at any time on or after June 25, 2026, at a redemption price of 101.885%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date. We may also redeem the 2027 Notes, in whole or in part, at our option at any time prior to June 25, 2024, at a price equal to 100% of the principal amount of such 2027 Notes plus a “make-whole” premium, together with accrued but unpaid interest, if any, to, but excluding, the date of redemption. In addition, we may redeem up to 40% of the aggregate principal amount of the 2027 Notes at any time before June 25, 2024, with the net cash proceeds from certain equity offerings at a specified redemption price, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

In the event a change of control occurs (as defined in the indenture governing the 2027 Notes), each holder will have the right to require us to repurchase all or any part of such holder’s 2027 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 2027 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Securitization liability

We have in place, a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less, discounted to face value using prevailing market rates. There were no sales of eligible receivables executed in the six months ended June 30, 2020 or June 30, 2019.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

As of June 30, 2020, there were no material changes outside the ordinary course of business to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, we had no outstanding foreign exchange sales contracts. As of June 30, 2020, we had certain letters of credit guaranteed by the Syndicated Credit Facility, while indemnified by us. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

We may use, from time to time, derivative financial instruments to manage existing foreign currency exposures. We consider the management of financial risks to be an important part of our overall corporate risk management policy. Foreign exchange forward contracts are used to hedge our exposure to currency risk on sales, purchases, cash, net investments and loans denominated in a currency other than the functional currency of our domestic and foreign operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes to our critical accounting policies, estimates or judgments, that occurred in the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The table below reconciles our net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
($ millions)
Net income	$306	$148	$258	$91
Income tax (benefit) expense	(2)	1	—	2
Interest expense, net	48	49	97	98
Interest income	—	—	(1)	—
Depreciation and amortization	89	96	179	191
EBITDA	$441	$294	$533	$382
Income from discontinued operations, net of tax	(306)	(9)	(336)	(20)
Restructuring	—	4	—	15
Transaction and integration related expense	3	2	4	7
Impairment loss, including inventory	—	—	14	3
Satellite insurance recovery	—	(183)	—	(183)
CEO severance	—	—	—	3
Adjusted EBITDA	$138	$108	$215	$207

Adjusted EBITDA:
Earth Intelligence	146	124	279	249
Space Infrastructure	11	7	(28)	5
Intersegment eliminations	(7)	(4)	(14)	(8)
Corporate and other expenses	(12)	(19)	(22)	(39)
Adjusted EBITDA	$138	$108	$215	$207

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks from those discussed in our 2019 Annual Report on Form 10-K and as updated in this Quarterly Report on Form 10-Q.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 16, “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, “Financial Information” in this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

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

We are both receiving and seeking reimbursement of coronavirus-related costs under our U.S. Government contracts under Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which allows federal agencies to reimburse contractors at the minimum applicable contract billing rate for costs to keep its employees or subcontractors in a ready state through September 30, 2020. Reimbursement of any costs under Section 3610 of the CARES Act increases sales, but is not fee bearing. There is no assurance that the provisions of Section 3610 will be extended beyond September 30, 2020.

Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays of our projects, impacts to service level contracts, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning or employees working remotely.

We cannot predict the degree to which, or the time period that, global economic conditions and our sales and operations will continue to be affected by this outbreak and the resulting preventative measures. We also cannot predict the degree to which the disruption of global financial markets could have a negative impact on our ability to raise capital in the future. The long-term impacts of COVID-19 on government budgets and funding priorities that impact demand for our products and services are difficult to predict. As a result, the effects on our business, sales, financial condition, liquidity and results of operations could be material.

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

As part of our U.S. Domestication we believe that we will continue to capitalize on projected benefits within the Space Infrastructure segment. These benefits include anticipated growth within our U.S. government customer base as well as diversifying into national and civil missions. The failure to do so may have a material adverse effect on our business, results of operations and financial condition.

The satellite manufacturing industry is characterized by development of technologies to meet changing customer demand for complex and reliable services. Our systems embody complex technology and may not always be compatible with current and evolving technical standards and systems developed by others. Failure or delays to meet the requisite and evolving industry or user standards could have a material adverse effect on our business, results of operations and financial condition. Failure of suppliers to deliver against end customer requirements could lead to a material adverse effect on our financial results within the Space Infrastructure segment.

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

We are vulnerable to natural disasters and significant disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics or pandemics, acts of terrorism, power shortages and blackouts, aging infrastructures, and telecommunications failures. In the event of such a natural disaster or other disruption, we could experience: disruptions to our operations or the operations of suppliers, subcontractors, distributors or customers; destruction of facilities; and/ or loss of life.

The availability of many of our products and services depends on the continuing operation of our satellite operations infrastructure, satellite manufacturing operations, information technology and communications systems. Any downtime, damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, aging infrastructure, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. We do not currently maintain a back-up production facility from which we can continue to collect, process and deliver imagery in the event of the loss of our primary facility. In the event we are unable to collect, process and deliver imagery from our facility, our daily operations and operating results would be materially and adversely affected. In addition, our ground terminal centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, aging infrastructure, telecommunications failures and similar events. Our satellite manufacturing operations are located in California in proximity to the San Andreas fault line, one of the longest and most heavily populated earthquake-prone rifts in the world. Our satellite manufacturing facilities are also subject to risks associated with an aging infrastructure. An infrastructure failure could result in the destruction of satellites under construction or inventory, manufacturing delays or additional costs incurred. We do not maintain back-up manufacturing facilities or operations. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our financial condition and results of operations.

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

For instance, in January 2019, a Maxar stockholder filed a putative class action lawsuit in the Federal District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were false or misleading in violation of the Securities and Exchange Act of 1934 and seeking monetary damages. An amended consolidated complaint was filed in that case in October 2019. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in our public disclosures and seeking monetary damages under Canadian securities laws. In November 2019, a second putative class action lawsuit was issued by the same Maxar stockholder resident in Canada, adding a second representative plaintiff and three additional defendants, including Maxar’s auditor KPMG LLP. The second claim expands the proposed class period and the breadth of the allegations against us. In February 2020, the January 2019 claim was discontinued. In October 2019, a Maxar stockholder filed a putative class action lawsuit in California state court, naming Maxar and certain members of management and the board of directors as defendants. The lawsuit is based upon many of the same underlying factual allegations as the federal putative class action, but asserts claims under the Securities Act of 1933. An amended complaint was filed in April 2020. In November 2019, a purported derivative complaint was filed against Maxar, certain current and former members of management and the board of directors in the District of Delaware, also based on the same factual allegations as the federal putative class action.

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

In order to grow our business, we may acquire additional assets or companies, for example, our recent Vricon Acquisition completed on July 1, 2020. In connection with the Vricon Acquisition or any future acquisitions, there can be no assurance that we will be able to identify, acquire, or obtain the required regulatory approvals, or profitably manage the additional businesses or successfully integrate any acquired businesses, products or technologies without substantial expenses, delays or other operational, regulatory, or financial problems. In addition, any acquired businesses, products or technologies may not achieve anticipated revenues and income growth.

Further, acquisitions may involve a number of additional risks, including diversion of management’s attention, failure to retain key personnel, or failure to attract the necessary talent to manage organizational growth. We may become responsible for unexpected liabilities that were not discovered or disclosed in the course of due diligence in connection with historical acquisitions and any future acquisitions. Additionally, acquisitions with international operations such as the Vricon Acquisition with operations in Sweden, expose us to greater international business risks. If we do not realize the expected benefits or synergies of an acquisition, such as revenue gains or cost reductions, there could be a material adverse effect on our business, results of operations and financial condition.

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

Our business with various governmental entities is concentrated in a small number of primary contracts. We recognize significant revenue from U.S. government agencies and a significant amount of our U.S. government revenue is generated from a single contract, the EnhancedView Follow-On (“EnhancedView Contract”). The EnhancedView Contract is a service level agreement to provide image-tasking capacity on our satellites, and other imagery-derived products and services to the U.S. government. Our ability to service other customers could be negatively impacted if we are unable to maintain our current collection capacity. In addition, any inability on our part to meet the performance requirements of the EnhancedView Contract could result in a performance penalty or breach of that contract. A breach of our contract with government customers or reduction in service to our other customers could have a material adverse effect on our business, financial condition and results of operations. The U.S. government may also terminate or suspend our contracts, including the EnhancedView Contract, at any time with or without cause. Additionally, any changes in the size, scope or term of the EnhancedView Contract could impact our satellite replenishment strategy and our ability to repay or refinance our long-term debt. Although our contracts generally involve fixed annual minimum commitments, such commitments, along with all other contracts with the U.S. government, are subject to annual Congressional appropriations and the federal budget process, and as a result, the U.S. government may not continue to fund these contracts at current or anticipated levels. Similarly, our contracts in other jurisdictions are also subject to government procurement policies and procedures.

Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

Any disruptions in federal government operations could have a material adverse effect on our revenues, earnings and cash flows. A prolonged failure to maintain significant U.S. government operations, particularly those pertaining to our business, could have a material adverse effect on our revenues, earnings and cash flows. Continued uncertainty related to recent and future U.S. federal government shutdowns, the U.S. budget and/or failure of the U.S. government to enact annual appropriations, such as long-term funding under a continuing resolution, could have a material adverse effect on our revenues, earnings and cash flows. Additionally, disruptions in federal government operations may negatively impact regulatory approvals and guidance that are important to our operations.

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

If any of our technology violates proprietary rights, including copyrights and patents, third parties may assert infringement claims against us. Certain software modules and other intellectual property used by us or in our satellites, systems and products make use of or incorporate licensed software components and other licensed technology. These components are developed by third parties over whom we have no control. Any claims brought against us may result in limitations on our ability to use the intellectual property subject to these claims. We may be required to redesign our satellites, systems or products or to obtain licenses from third parties to continue offering our satellites, systems or products without substantially re-engineering such products or systems. In addition, Vricon is presently subject to license restrictions related to certain consumer applications.

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

Our revenues, expenses, assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars for the purposes of compiling our consolidated financial statements. We use hedging strategies to manage and minimize the impact of exchange rate fluctuations on our cash flow and economic profits. There are complexities inherent in determining whether and when foreign exchange exposures will materialize, in particular given the possibility of unpredictable revenue variations arising from schedule delays and contract postponements. Furthermore, we could be exposed to the risk of non-performance of our hedging counterparties. We may also have difficulty in fully implementing our hedging strategy depending on the willingness of hedging counterparties to extend credit. Accordingly, no assurances may be given that our exchange rate hedging strategy will protect us from significant changes or fluctuations in revenues and expenses denominated in U.S. dollars.

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

We have a significant amount of indebtedness and leverage. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our long-term debt under our Syndicated Credit Facility bears interest at floating rates related to U.S. LIBOR (for U.S. dollar borrowings), plus a margin. As a result, our interest payment obligations on such indebtedness will increase if such interest rates increase. Our leverage and debt service obligations could adversely impact our business, including by:

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

Changes in law and policy relating to taxes may materially and adversely affect our financial condition, results of operations, and cash flows. For example, on March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief and Economic Security (“CARES Act”). The CARES Act among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act will not have a material impact to our income tax expense for the three and six months ended June 30, 2020.

The U.S. also enacted the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) on December 22, 2017, which significantly changed the U.S. federal income taxation of U.S. corporations. The 2017 Tax Act remains unclear in many respects and has been, and may continue to be, the subject of amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, which have mitigated or increased certain adverse impacts of the 2017 Tax Act and may continue to do so in the future. In addition, it is unclear how certain of these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

We continue to examine the impact the CARES Act and the 2017 Tax Act may have on our business in future quarters.

California has temporarily suspended the net operating loss carryover deduction, and capped the use of business incentive tax credits, for three years by the enactment of Assembly Bill 85 on June 29, 2020. This change in California tax law may require Maxar to accrue an estimated tax for 2020.

Our ability to use our U.S. federal and state net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had approximately $870 million and $795 million of federal and state net operating loss (“NOL”) carryforwards and $82 million tax credit carryforwards related to research and development expenditures and non-U.S. taxes paid.

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

Additionally, the CARES Act has temporarily expanded the available utilization of NOL carryforwards by allowing a five-year carryback for NOL carryforwards arising in tax years 2018, 2019 and 2020 and by suspending the 80%-taxable income limitation on NOL deductions taken in tax years prior to 2021. NOL carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely. We have determined there is no income tax benefit related to the NOL carryback provision, and there can be no assurance that we will be able to utilize our federal income tax NOL carryforwards to offset future taxable income.

On May 12, 2019, our Board of Directors approved a Tax Benefit Preservation Plan (“Tax Plan”) in an effort to help preserve the value of certain deferred tax benefits including those generated by NOL carryforwards and certain other tax attributes, and which our Stockholders approved on October 31, 2019. The Tax Plan will expire on October 5, 2020. The Tax Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a large block of our common stock. A third party that acquires 4.9% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Tax Plan through the issuance of common stock to all stockholders other than the acquiring person.

Although the Tax Plan is intended to reduce the likelihood of an ownership change that could adversely affect us, there is no assurance that the Tax Plan will prevent acquisitions of our common stock that could result in such an ownership change, or that an ownership change will not occur after the expiration of the Tax Plan.

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

In January 2019, we became a “domestic issuer” for SEC reporting purposes and a reporting issuer in each of the jurisdictions in Canada in which Maxar Canada was a reporting issuer. The obligations of being a public company in the U.S. and Canada require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the U.S. Securities Exchange Act of 1934, as amended, applicable Canadian Securities laws, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the NYSE and the TSX. These rules require that we maintain effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to monitor and maintain compliance with. Our management and other personnel will continue to devote a substantial amount of time to ensure compliance with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to reputational damage, litigation or being delisted, among other potential problems.

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

A significant portion of our revenue is derived from non-U.S. sales, and we intend to continue to pursue international contracts. International operations are subject to certain risks, such as: changes in domestic and foreign governmental regulations and licensing requirements; deterioration of relations between the U.S. and/or a particular foreign country; increases in tariffs and taxes and other trade barriers; foreign currency fluctuations; changes in political and economic stability; effects of austerity programs or similar significant budget reduction programs; potential preferences by prospective customers to purchase from local (non-U.S.) sources; and difficulties in obtaining or enforcing judgments in foreign jurisdictions.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Delaware Secretary of State.	8-K	001-38228	3.1	1/2/19

3.2	Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.2	1/2/19

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Maxar Technologies Inc., filed with the Delaware Secretary of State.	8-K	001-38228	3.1	5/13/2019

4.1	Supplemental Indenture No. 2 dated as of May 21, 2020					X

4.2	Sixth Amending Agreement dated as of April 1, 2020 to the Restated Credit Agreement dated as of October 5, 2017					X

4.3	Indenture dated as of June 25, 2020	8-K	001-38228	4.1	6/26/2020

31.1	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

Exhibit 104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

†	Furnished herewith.
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

August 5, 2020	Maxar Technologies Inc.
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