Form 10-Q
period 2020-09-30
Maxar Technologies Inc.
filed 2020-11-05
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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

As of October 30, 2020, there were 61,074,718 shares of the registrant’s common stock, at $0.0001 par value, outstanding, and zero shares of the registrant’s Series A Junior Participating Preferred Stock, at par value $0.01 per share, outstanding.

Maxar Technologies Inc.

Quarterly Report on Form 10-Q

For the period ended September 30, 2020

PART I. FINANCIAL INFORMATION

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Product	$161	$129	$425	$439
Service	275	284	831	817
Total revenues	436	413	1,256	1,256
Costs and expenses:
Product costs, excluding depreciation and amortization	145	140	434	452
Service costs, excluding depreciation and amortization	95	89	275	284
Selling, general and administrative	90	81	237	232
Depreciation and amortization	95	93	274	284
Impairment loss	—	—	14	—
Satellite insurance recovery	—	—	—	(183)
Reduction of gain on sale leaseback	4	—	4	—
Operating income	7	10	18	187
Interest expense, net	36	50	133	148
Other (income) expense, net	(91)	(1)	(98)	2
Income (loss) before taxes	62	(39)	(17)	37
Income tax (benefit) expense	(22)	1	(22)	3
Equity in loss (income) from joint ventures, net of tax	—	1	(1)	4
Income (loss) from continuing operations	84	(41)	6	30
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	16	32	36
Gain on disposal of discontinued operations, net of tax	1	—	305	—
Income from discontinued operations, net of tax	1	16	337	36
Net income (loss)	$85	$(25)	$343	$66

Basic net income (loss) per common share:
Income (loss) from continuing operations	$1.38	$(0.69)	$0.10	$0.50
Income from discontinued operations, net of tax	0.02	0.27	5.56	0.60
Basic net income (loss) per common share	$1.40	$(0.42)	$5.66	$1.10

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$1.32	$(0.69)	$0.10	$0.50
Income from discontinued operations, net of tax	0.02	0.27	5.39	0.60
Diluted net income (loss) per common share	$1.34	$(0.42)	$5.49	$1.10

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$85	$(25)	$343	$66
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(8)	(49)	2
Reclassification of currency translation adjustment to gain on disposal of discontinued operations	—	—	(64)	—
Unrealized loss on derivatives	7	—	(8)	(15)
Gain on pension and other postretirement benefit plans	—	2	1	4
Other comprehensive income (loss), net of tax	7	(6)	(120)	(9)
Comprehensive income (loss), net of tax	$92	$(31)	$223	$57

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Balance Sheets

(In millions)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$60	$59
Trade and other receivables, net	361	357
Inventory	27	20
Advances to suppliers	49	42
Prepaid and other current assets	46	32
Current assets held for sale	—	751
Total current assets	543	1,261
Non-current assets:
Orbital receivables, net	358	382
Property, plant and equipment, net	844	758
Intangible assets, net	926	991
Non-current operating lease assets	170	176
Goodwill	1,632	1,455
Other non-current assets	92	134
Total assets	$4,565	$5,157
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$124	$153
Accrued liabilities	78	130
Accrued compensation and benefits	87	93
Contract liabilities	275	271
Current portion of long-term debt	9	30
Current operating lease liabilities	41	40
Other current liabilities	59	49
Current liabilities held for sale	—	230
Total current liabilities	673	996
Non-current liabilities:
Pension and other postretirement benefits	191	197
Contract liabilities	2	4
Operating lease liabilities	166	173
Long-term debt	2,413	2,915
Other non-current liabilities	122	110
Total liabilities	3,567	4,395
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized; 61.0 million and 59.9 million outstanding at September 30, 2020 and December 31, 2019, respectively)	—	—
Additional paid-in capital	1,800	1,784
Accumulated deficit	(741)	(1,082)
Accumulated other comprehensive (loss) income	(61)	59
Total Maxar stockholders' equity	998	761
Noncontrolling interest	—	1
Total stockholders' equity	998	762
Total liabilities and stockholders' equity	$4,565	$5,157

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In millions)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows (used in) provided by:
Operating activities:
Net income	$343	$66
Income from operations of discontinued operations, net of tax	(32)	(36)
Gain on disposal of discontinued operations, net of tax	(305)	—
Income from continuing operations	6	30
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment losses including inventory	14	3
Depreciation and amortization	274	284
Loss from extinguishment of debt	7	—
Gain from remeasurement of equity interest in acquiree	(85)	—
Amortization of debt issuance costs and other non-cash interest expense	12	6
Deferred income tax benefit	(17)	—
Stock-based compensation expense	24	9
Other	3	11
Changes in operating assets and liabilities:
Trade and other receivables	(3)	(26)
Advances to suppliers	(7)	35
Accounts payables and accrued liabilities	(41)	(80)
Contract liabilities	1	(141)
Other	(7)	3
Cash provided by operating activities - continuing operations	181	134
Cash (used in) provided by operating activities - discontinued operations	(49)	12
Cash provided by operating activities	132	146
Investing activities:
Purchase of property, plant and equipment and development or purchase of software	(224)	(203)
Acquisition, net of cash acquired	(118)	—
Return of capital from discontinued operations	20	—
Cash used in investing activities - continuing operations	(322)	(203)
Cash provided by (used in) investing activities - discontinued operations	723	(4)
Cash provided by (used in) investing activities	401	(207)
Financing activities:
Net proceeds of revolving credit facility	—	107
Net proceeds from issuance of 2027 Notes	147	—
Repurchase of 2023 Notes, including premium	(169)	—
Repayments of long-term debt	(523)	(21)
Settlement of securitization liability	(7)	(7)
Payment of dividends	(2)	(2)
Other	4	—
Cash (used in) provided by financing activities - continuing operations	(550)	77
Cash used in financing activities - discontinued operations	(24)	(2)
Cash (used in) provided by financing activities	(574)	75
(Decrease) increase in cash, cash equivalents, and restricted cash	(41)	14
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(5)	—
Cash, cash equivalents, and restricted cash, beginning of year	110	43
Cash, cash equivalents, and restricted cash, end of period	$64	$57

Reconciliation of cash flow information:
Cash and cash equivalents	$60	$52
Restricted cash included in prepaid and other current assets	4	1
Restricted cash included in other non-current assets	—	4
Total cash, cash equivalents, and restricted cash	$64	$57

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Change in Stockholders’ Equity

(In millions)

Three and nine months ended September 30, 2020:

	Common Stock		Additional		Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	interest	equity
Balance as of December 31, 2019	59.9	$—	$1,784	$(1,082)	$59	$1	$762
Common stock issued under employee stock purchase plan	0.2	—	2	—	—	—	2
Equity classified stock-based compensation expense	—	—	4	—	—	—	4
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	(48)	(63)	—	(111)
Balance as of March 31, 2020	60.1	$—	$1,790	$(1,130)	$(4)	$1	$657
Reclassification of equity classified stock-based compensation awards to liability classified	—	—	(2)	—	—	—	(2)
Equity-settled stock-based compensation recovery from disposal of discontinued operations	—	—	(1)	—	—	—	(1)
Common stock issued under employee stock purchase plan	0.2	—	1	—	—	—	1
Equity classified stock-based compensation expense	0.4	—	6	—	—	—	6
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive income	—	—	—	306	(64)	—	242
Balance as of June 30, 2020	60.7	$—	$1,794	$(825)	$(68)	$1	$902
Common stock issued under employee stock purchase plan	0.2	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.1	—	4	—	—	—	4
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive income	—	—	—	85	7	—	92
Other	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2020	61.0	$—	$1,800	$(741)	$(61)	$—	$998

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Change in Stockholders’ Equity

(In millions)

Three and nine months ended September 30, 2019:

	Common Stock		Additional		Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	interest	equity
Balance as of December 31, 2018	59.4	$1,713	$59	$(1,188)	$82	$1	$667
Reclassification of APIC due to U.S. Domestication	—	(1,713)	1,713	—	—	—	—
Common stock issued under employee stock purchase plan	0.1	—	1	—	—	—	1
Common stock issued upon vesting or exercise of stock-based compensation awards	0.1	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	1	—	—	—	1
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive loss	—	—	—	(57)	(6)	—	(63)
Balance as of March 31, 2019	59.6	$—	$1,774	$(1,246)	$76	$1	$605
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	—
Common stock issued upon vesting or exercise of stock-based compensation awards	—	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	2	—	—	—	2
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive income	—	—	—	148	3	—	151
Balance as of June 30, 2019	59.6	$—	$1,776	$(1,098)	$79	$1	$758
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	—
Common stock issued upon vesting or exercise of stock-based compensation awards	—	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	4	—	—	—	4
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive income (loss)	—	—	—	(25)	(6)	—	(31)
Balance as of September 30, 2019	59.6	$—	$1,780	$(1,124)	$73	$1	$730

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, unless otherwise noted)

1.	GENERAL BUSINESS DESCRIPTION

Maxar Technologies Inc. (the “Company” or “Maxar”) is a partner and innovator in Earth Intelligence and Space Infrastructure. Maxar helps government and commercial customers monitor, understand and navigate the changing planet; deliver global broadband communications; and explore and advance the use of space. The Company’s approach combines decades of deep mission understanding and a proven commercial and defense foundation to deploy solutions and deliver insights with speed, scale and cost effectiveness. Maxar’s stock trades on the New York Stock Exchange and Toronto Stock Exchange under the symbol “MAXR.”

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

The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed with the SEC. Unless otherwise indicated, amounts provided in the Notes to the Unaudited Condensed Consolidated Financial Statements pertain to continuing operations (See Note 4 for information on discontinued operations). Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. In management’s opinion, all adjustments of a normal recurring nature that are necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included.

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

Recently Adopted Accounting Pronouncements

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which, together with subsequent amendments, is included in ASC 326 – Financial Instruments – Credit Losses. ASC 326, as amended, significantly changes the impairment model for most financial assets and certain other instruments. ASC 326, as amended, requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. These updates are effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

financial statement periods beginning after December 15, 2018. The Company adopted this standard and related amendments effective January 1, 2020, using the modified retrospective approach. The adoption of this standard resulted in additional disclosures related to the Company's orbital receivables. Refer to Note 5 for details. There were no impacts to the Unaudited Condensed Consolidated Financial Statements as a result of adoption.

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

3.	BUSINESS COMBINATION

On July 1, 2020, the Company closed the acquisition of Vricon, Inc. (“Vricon”) and purchased the remaining 50% ownership interest in Vricon (“Vricon Acquisition”) for $142 million, excluding Vricon cash on hand of $23 million, for $119 million, net of cash at closing, of which $1 million will be paid in the fourth quarter of 2020. Vricon is a global leader in satellite-derived 3D data for defense and intelligence markets, with software and products that enhance 3D mapping, Earth intelligence data, military simulation and training and precision-guided munitions. Vricon was formed as a joint venture between Maxar and Saab AB in 2015 to combine patented Saab AB Intellectual Property with our commercial satellite imagery to build highly accurate, immersive 3D products at scale. Prior to the closing of the acquisition, Vricon was the Company’s most significant joint venture.

To fund the Vricon Acquisition, the Company issued $150 million in aggregate principal amount of new senior secured notes due 2027. See Note 9 for additional details on the issuance of the new senior secured notes.

As part of the acquisition agreement, Vricon’s stock-based awards vested at the time of acquisition were settled in cash for $25 million. The unvested awards were forfeited.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Vricon Acquisition was achieved in stages, which required the Company to remeasure its previously held equity interest in Vricon at its acquisition date fair value. As no material control premium was determined to exist, the call option purchase price of $117 million paid in the Vricon Acquisition was used to estimate the fair value of the previously held equity interest. The Company performed a business enterprise valuation to corroborate the resulting total implied purchase consideration. This remeasurement resulted in a gain of approximately $85 million which is recorded in Other (income) expense within the Company’s Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

The operating results of Vricon are included in the Company’s Unaudited Condensed Consolidated Statements of Operations beginning July 1, 2020. Vricon results are consolidated within the Earth Intelligence Segment.

The following table presents unaudited pro forma financial information as if Vricon had been included in the Company’s financial results as of January 1, 2019, through the date of acquisition:

	Nine Months Ended
	September 30,
	2020	2019
Revenues	$1,267	$1,274
Net income	$342	$68

Purchase Price Allocation

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed at the acquisition date. The fair value the intangible assets acquired has been determined using valuation techniques that require significant judgement, including the amount and timing of future net cash flows and discount rates.

July 1, 2020
Call option purchase price	$117
Fair value of existing equity interest	117
Cash settlement of equity awards and liabilities assumed	26
Purchase consideration	$260
Assets
Cash and cash equivalents	$23
Trade and other receivables, net	9
Property, plant and equipment, net	3
Intangible assets, net	73
Other assets	2
Total assets	$110
Liabilities
Accounts payable	$1
Accrued liabilities	3
Deferred income tax liability	17
Other current liabilities	6
Total liabilities	27
Fair value of net identifiable assets acquired	83
Goodwill	$177

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The following table summarizes the intangible assets acquired from the Vricon Acquisition by class and useful life:

	Carrying value	Remaining useful life
Finite-lived intangible assets:
Backlog	$21	2 years
Trademarks	1	1 year
Existing technology	49	9 years
Existing software	2	2 - 3 years
Total intangible assets	$73

The goodwill of $177 million is attributable primarily to the synergies expected to be achieved from integrating Vricon with the Company’s existing capabilities. Due to the nature of the transaction, the Company will not receive a step-up in tax basis on the fixed assets, intangible assets or goodwill recorded in the purchase price allocation.

4.	DISCONTINUED OPERATIONS

On April 8, 2020, the Company completed the sale of the MDA Business to Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. (“MDA Purchaser”), for an aggregate purchase price of $729 million (C$1.0 billion) (“MDA Transaction”). The Company recognized an after-tax gain on disposal of discontinued operations of $305 million, net of $24 million in taxes, on the MDA Transaction for the nine months ended September 30, 2020. The tax on the MDA Transaction is primarily due to the estimated U.S. federal Base Erosion and Anti-Abuse Tax and California state corporate income tax, the latter being attributable to recent legislation suspending the use of net operating loss (“NOL”) carryforwards. The gain on the MDA Transaction includes a reclassification of the related foreign currency translation adjustment balance of $64 million from Accumulated other comprehensive (loss) income. See Note 9 for details on the use of proceeds from the MDA Transaction.

The operating results and cash flows related to the MDA Business are reflected as discontinued operations in the Unaudited Condensed Consolidated Statements of Operations and the Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2020 and September 30, 2019, respectively. For the nine months ended September 30, 2020, the Company has reported the operating results and cash flows related to the MDA Business through April 7, 2020.

In addition, the Company and the MDA Purchaser entered into a Transition Services Agreement pursuant to which the MDA Purchaser will receive certain services (“Services”). The Services are provided based on an agreed upon fee arrangement through April 8, 2021, with an option to extend to October 2021 for certain services.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Income from discontinued operations, net of tax for MDA in the Unaudited Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020 [1]	2019
Revenues:
Product	$—	$45	$44	$155
Service	—	39	42	122
Total revenues	—	84	86	277
Costs and expenses:
Product costs, excluding depreciation and amortization	—	35	38	115
Service costs, excluding depreciation and amortization	—	19	24	64
Selling, general and administrative	—	11	13	42
Depreciation and amortization	—	2	4	8
Impairment loss	—	—	12	12
Operating income (loss)	—	17	(5)	36
Interest expense, net	—	—	1	—
Other expense (income), net [2]	—	(1)	(34)	(1)
Income before taxes	—	18	28	37
Income tax expense (benefit)	—	2	(4)	1
Income from operations of discontinued operations, net of tax	—	16	32	36
Gain on disposal of discontinued operations, net of tax [3]	1	—	305	—
Income from discontinued operations, net of tax	$1	$16	$337	$36

[1]	For the nine months ended September 30, 2020, MDA results are presented through April 7, 2020.
[2]

Other (income) expense, net includes the $39 million recovery of the previously recorded liability in relation to the Company’s dispute with the Ukrainian Customer for the nine months ended September 30, 2020.

[3]

For the three months ended September 30, 2020, the $1 million Gain on disposal of discontinued operations, net of tax, is driven by a reduction of the income tax on the gain on disposal of the MDA Business.

Prior to the sale, MDA held an investment in a privately held company in which it did not have significant influence and for which the fair value could not be reliably measured through external indicators. The investment was evaluated quarterly for impairment. During the nine months ended September 30, 2020, the Company recorded an impairment loss of $12 million, all of which was recorded during the three months ended March 31, 2020, as the privately held company filed for bankruptcy and as a result, the investment was fully impaired. During the nine months ended September 30, 2019, the Company recorded an impairment loss of $12 million due to an observable price change related to its investment.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The carrying amounts of the major classes of assets and liabilities, which are classified as held for sale in the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2019, are as follows:

December 31,
2019
Assets
Cash and cash equivalents	$45
Trade and other receivables, net	168
Deferred tax assets	117
Property, plant and equipment	29
Intangible assets	27
Goodwill	310
Other assets [1]	55
Current assets held for sale	$751

Liabilities
Accounts payable	$88
Accrued liabilities	18
Accrued compensation and benefits	21
Contract liabilities	29
Pension and other postretirement benefit liabilities	21
Other liabilities [2]	53
Current liabilities held for sale	$230

[1]	Other assets include income tax receivables, operating lease assets, prepaid and other current assets.
[2]	Other liabilities include operating and finance lease liabilities, current income taxes payable and other current liabilities.

5.	TRADE AND OTHER RECEIVABLES, NET

	September 30,	December 31,
	2020	2019
Billed	$187	$211
Unbilled	129	100
Total trade receivables	316	311
Orbital receivables, current portion	44	43
Other	2	4
Allowance for doubtful accounts	(1)	(1)
Trade and other receivables, net	$361	$357

Orbital receivables relate to performance incentives due under certain satellite construction contracts that are paid over the in-orbit life of the satellite. As of September 30, 2020 and December 31, 2019, non-current orbital receivables, net of allowances were $358 million and $382 million, respectively, and are included in Non-current assets on the Unaudited Condensed Consolidated Balance Sheets.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

As of September 30, 2020, the Company had orbital receivables from 14 customers for which the largest customer’s value represents $40 million, or 10% of the stated balance sheet value. During the three and nine months ended September 30, 2020, the Company recognized no impairment and an impairment of $14 million, respectively, primarily due to an increase in credit risk associated with the Company’s largest orbital customer as of March 31, 2020.

The changes in allowance for expected credit losses related to non-current orbital receivables for the nine months ended September 30, 2020, consist of the following:

Orbital Receivables Allowance
Allowance as of January 1, 2020	$(35)
Additions	(14)
Allowance as of September 30, 2020	$(49)

The Company has sold certain orbital receivables that are accounted for as securitized borrowings in the Unaudited Condensed Consolidated Balance Sheets as the Company does not meet the accounting criteria for surrendering control of the receivables. The net proceeds received on the orbital receivables have been recognized as securitization liabilities and are subsequently measured at amortized cost using the effective interest rate method. The securitized orbital receivables and the securitization liabilities are being drawn down as payments are received from the customers and passed on to the purchaser. The Company continues to recognize orbital interest revenue on the orbital receivables that are subject to the securitization transactions and recognizes interest expense to accrete the securitization liability. The total amounts of securitization liabilities at September 30, 2020 and December 31, 2019 were $62 million and $65 million, respectively. Current securitization liabilities of $14 million and $17 million, are included in Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, respectively. Non-current securitization liabilities of $48 million are included in Other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, respectively.

6.	INVENTORY

	September 30,	December 31,
	2020	2019
Raw materials	$16	$13
Work in process	11	7
Inventory	$27	$20

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

7.	PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	December 31,
	2020	2019
Satellites	$397	$397
Equipment	204	196
Leasehold improvements	82	75
Computer hardware	75	67
Furniture and fixtures	16	15
Construction in process[1]	520	388
Property, plant and equipment, at cost	1,294	1,138
Accumulated depreciation	(450)	(380)
Property, plant and equipment, net	$844	$758

1Construction in process is primarily related to the construction of the Company’s WorldView-Legion satellite constellation.

Depreciation expense for property, plant and equipment was $24 million for the three months ended September 30, 2020 and September 30, 2019, and $71 million and $80 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

During the second quarter of 2019, the Company received insurance recoveries of $183 million related to the loss of the WorldView-4 satellite. The insurance proceeds are included in operating cash flows as they are considered business interruption insurance and represent the satellite’s loss of capacity to produce imagery for sale to the Company’s customers.

8.	INTANGIBLE ASSETS AND GOODWILL

	September 30,			December 31,
	2020			2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$615	$(135)	$480	$615	$(102)	$513
Backlog	351	(292)	59	330	(217)	113
Technologies	369	(194)	175	320	(144)	176
Software	278	(115)	163	213	(83)	130
Image library	80	(56)	24	80	(48)	32
Trade names and other	38	(13)	25	37	(10)	27
Intangible assets	$1,731	$(805)	$926	$1,595	$(604)	$991

Amortization expense related to intangible assets was $71 million and $69 million, and $203 million and $204 million for the three and nine months ended September 30, 2020 and September 30, 2019, respectively.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Changes in the carrying amount of goodwill for each reporting segment are as follows:

	Earth Intelligence	Space Infrastructure	Total
Balance as of December 31, 2019	$1,455	$—	$1,455
Acquisition of Vricon	177	—	177
Balance as of September 30, 2020	$1,632	$—	$1,632

Accumulated goodwill impairment losses in the Earth Intelligence segment were $142 million as of September 30, 2020 and December 31, 2019. Accumulated goodwill impairment losses in the Space Infrastructure segment were $17 million as of September 30, 2020 and December 31, 2019.

9.	LONG-TERM DEBT AND INTEREST EXPENSE, NET

	September 30,	December 31,
	2020	2019
Syndicated Credit facility:
Term Loan B	$1,444	$1,960
2023 Notes	850	1,000
2027 Notes	150	—
Deferred financing	33	33
Debt discount and issuance costs	(60)	(54)
Obligations under finance leases and other	5	6
Total long-term debt	2,422	2,945
Current portion of long-term debt	(9)	(30)
Non-current portion of long-term debt	$2,413	$2,915

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

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of September 30, 2020 and December 31, 2019, the Company had $32 million and $18 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility. Of the Company’s $500 million borrowing capacity on its Revolving Credit Facility, the Company has no outstanding borrowings as of September 30, 2020.

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

The Company accounted for the 2027 Notes and 2023 Notes Repurchase as debt modifications. As a result, the 12.45% premium paid on the repurchase of the $150 million of 2023 Notes is accounted for as an incremental discount that is amortized over the life of the 2027 Notes. Separately, the previously incurred unamortized debt discount and debt issuance costs are amortized over the remaining life of the outstanding 2023 Notes.

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

Interest expense, net on long-term debt and other obligations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest on long-term debt	$44	$51	$153	$144
Interest expense on advance payments from customers	—	3	3	12
Interest on orbital securitization liability	1	1	4	5
Imputed interest and other	2	—	2	—
Capitalized interest	(11)	(5)	(29)	(13)
Interest expense, net	$36	$50	$133	$148

10.	FINANCIAL INSTRUMENTS AND FAIR VALUE DISCLOSURES

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

	Recurring Fair Value Measurements of as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Orbital receivables, net [1]	$—	$402	$—	$402
Liabilities
Interest rate swaps	$—	$25	$—	$25
Long-term debt [2]	—	2,269	—	2,269
	$—	$2,294	$—	$2,294

	Recurring Fair Value Measurements of as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$1	$—	$—	$1
Orbital receivables, net [1]	—	425	—	425
	$1	$425	$—	$426
Liabilities
Interest rate swaps	$—	$18	$—	$18
Long-term debt [2]	—	3,004	—	3,004
	$—	$3,022	$—	$3,022

[1]	The carrying value of Orbital receivables, net was $402 million and $425 million at September 30, 2020 and December 31, 2019, respectively.
[2]

Long-term debt excludes finance leases, deferred financing and other and is carried at amortized cost. The outstanding carrying value was $2,384 million and $2,906 million at September 30, 2020 and December 31, 2019, respectively.

In April 2021 and 2022, the Company will have interest rate swap maturities of $500 million, respectively.

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

Tax Benefit Preservation Plan

On May 12, 2019, the Company implemented a Tax Benefit Preservation Plan (“Tax Plan”), with the intent to preserve the value of certain deferred tax benefits (“Tax Benefits”). The Tax Plan expired on October 5, 2020, the three-year anniversary of the acquisition of DigitalGlobe. The Tax Plan was intended to act as a deterrent to any person or entity acquiring shares of the Company equal to or exceeding 4.9%. For each common stock outstanding as of May 28, 2019, a dividend of one preferred stock purchase right is granted. The Tax Plan gave current shareholders the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock (“Series A Preferred”) at a set price of $30.92 which, upon exercise, provided for one additional share of common stock at a 50% discount on the exercise date with no cash settlement options. The Tax Plan reduced the likelihood that changes in the Company’s investor base would have the unintended effect of limiting the use of the Company’s Tax Benefits. There is no impact to the financial statements as a result of the Tax Plan.

As of September 30, 2020 and December 31, 2019, the Company had 2,400,000 shares authorized and no shares outstanding of the Series A Preferred stock.

Changes in the components of Accumulated other comprehensive (loss) income are as follows:

	Foreign Currency Translation Adjustments	Unrecognized (Loss) Gain on Interest Rate Swaps	Loss on Pension and Other Postretirement Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$126	$(12)	$(55)	$59
Other comprehensive (loss) income	(49)	(15)	1	(63)
Balance as of March 31, 2020	$77	$(27)	$(54)	$(4)
Other comprehensive income	—	1	—	1
Tax expense	—	(1)	—	(1)
Reclassification of currency translation adjustment to gain on disposal of discontinued operations [1]	(78)	(5)	19	(64)
Balance as of June 30, 2020	$(1)	$(32)	$(35)	$(68)
Other comprehensive (loss) income	—	7	—	7
Tax benefit (expense)	—	—	—	—
Balance as of September 30, 2020	$(1)	$(25)	$(35)	$(61)

1	Relates to the reclassification of foreign currency translation from Accumulated other comprehensive (loss) income to the Gain on disposal of discontinued operations due to the completion of the MDA Transaction. See Note 4 for details.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

12.	REVENUE

On September 30, 2020, the Company had $2.2 billion of remaining performance obligations, which represents the transaction price of firm orders less inception-to-date revenues recognized. Remaining performance obligations generally exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenues relating to existing performance obligations of approximately $0.5 billion, $1.2 billion and $0.5 billion for the remaining three months ended December 31, 2020, the year ending December 31, 2021 and thereafter, respectively.

Contract liabilities by segment are as follows:

As of September 30, 2020	Earth Intelligence [1]	Space Infrastructure	Total
Contract liabilities	$38	$239	$277

As of December 31, 2019	Earth Intelligence [1]	Space Infrastructure	Total
Contract liabilities	$130	$145	$275

[1]

There was no remaining contract liability balance associated with the Company’s EnhancedView Contract as of September 30, 2020 as the remaining revenue was fully recognized as of August 31, 2020. The contract liability associated with the Company’s EnhancedView Contract was $78 million as of December 31, 2019. During the nine months ended September 30, 2020, imputed interest on advanced payments increased the contract liability balance by $3 million, and $81 million in revenue was recognized, decreasing the contract liability balance.

The increase in contract liabilities is primarily due to cash received on a commercial contract in the Space Infrastructure segment in advance of services performed. The increase is partially offset by revenues recognized based upon the satisfaction of performance obligations.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company’s primary sources of revenues are as follows:

Three Months Ended September 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$161	$—	$161
Service revenues	274	1	—	275
Intersegment	—	19	(19)	—
	$274	$181	$(19)	$436

Three Months Ended September 30, 2019	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$129	$—	$129
Service revenues	282	2	—	284
Intersegment	—	31	(31)	—
	$282	$162	$(31)	$413

Nine Months Ended September 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$425	$—	$425
Service revenues	823	8	—	831
Intersegment	—	64	(64)	—
	$823	$497	$(64)	$1,256

Nine Months Ended September 30, 2019	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$439	$—	$439
Service revenues	799	18	—	817
Intersegment	—	96	(96)	—
	$799	$553	$(96)	$1,256

Certain of the Company’s contracts with customers in the Space Infrastructure segment include a significant financing component since payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital interest revenue of $8 million and $22 million for the three and nine months ended September 30, 2020, respectively, as compared to $8 million and $23 million for the three and nine months ended September 30, 2019, respectively, related to these contracts, which is included in product revenues.

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

The Company incurred COVID-19 related EAC growth of $3 million and $27 million for the three and nine months ended September 30, 2020, respectively. The changes in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours. These costs are considered incremental and separable from normal operations. The Company’s current estimates at completion on the Company’s satellite manufacturing contracts assume, among other things, that The Company remains in a COVID-19 operating posture in the factories through the spring of 2021.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

During the three and nine months ended September 30, 2020, the Company recorded an additional $6 million and $42 million estimated loss on a commercial satellite program which includes significant development efforts further delayed by COVID-19. The COVID-19 impact on this program was $2 million and $16 million for the three and nine months ended September 30, 2020, respectively, and is included in our total COVID-19 impact discussed above.

The revenues based on geographic location of customers are as follows:

	Three Months Ended September 30,
	2020	2019
United States	$358	$301
Asia	25	37
Europe	25	24
Middle East	12	22
Australia	9	4
South America	4	18
Other	3	7
Total revenues	$436	$413

	Nine Months Ended September 30,
	2020	2019
United States	$1,016	$929
Asia	75	128
Europe	67	48
Middle East	38	41
Australia	26	13
South America	19	82
Other	15	15
Total revenues	$1,256	$1,256

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Revenues from significant customers are as follows:

Three Months Ended September 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$198	$69	$—	$267
Commercial and other	76	112	(19)	169
Total revenues	$274	$181	$(19)	$436

Three Months Ended September 30, 2019	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$186	$42	$—	$228
Commercial and other	96	120	(31)	185
Total revenues	$282	$162	$(31)	$413

Nine Months Ended September 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$600	$208	$—	$808
Commercial and other	223	289	(64)	448
Total revenues	$823	$497	$(64)	$1,256

Nine Months Ended September 30, 2019	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$587	$98	$—	$685
Commercial and other	212	455	(96)	571
Total revenues	$799	$553	$(96)	$1,256

13.	SEGMENT INFORMATION

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

The following table summarizes the operating performance of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
Revenues:
Earth Intelligence	$274	$282	$823	$799
Space Infrastructure	181	162	497	553
Intersegment eliminations	(19)	(31)	(64)	(96)
Total revenues	$436	$413	$1,256	$1,256

Adjusted EBITDA:
Earth Intelligence	$128	$145	$407	$394
Space Infrastructure	12	(3)	(16)	2
Intersegment eliminations	(7)	(12)	(21)	(20)
Corporate and other expenses	(21)	(21)	(43)	(60)
Restructuring	—	1	—	(14)
Transaction and integration related expense	(2)	(7)	(6)	(14)
Impairment loss, including inventory	—	—	(14)	(3)
Satellite insurance recovery	—	—	—	183
Reduction of gain on sale leaseback	(4)	—	(4)	—
CEO severance	—	—	—	(3)
Gain on remeasurement of Vricon equity interest [1]	85	—	85	—
Depreciation and amortization	(95)	(93)	(274)	(284)
Interest expense, net	(36)	(50)	(133)	(148)
Interest income [2]	2	—	3	—
Equity in (income) loss from joint ventures, net of tax	—	1	(1)	4
(Loss) income from continuing operations before taxes	$62	$(39)	$(17)	$37

[1]

As a result of the Vricon Acquisition, the Company was required to remeasure its previously held equity interest in Vricon at its acquisition date fair value which resulted in a gain of $85 million. The gain is included in Other (income) expense, net on the Unaudited Condensed Consolidated Statements of Operations.

[2]	Included in Other (income) expense, net on the Unaudited Condensed Consolidated Statements of Operations.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company’s capital expenditures are as follows:

Three Months Ended September 30, 2020	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$53	$6	$11	$70
Intangible assets	23	—	3	26
	$76	$6	$14	$96

Three Months Ended September 30, 2019	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$51	$5	$8	$64
Intangible assets	15	1	(1)	15
	$66	$6	$7	$79

Nine Months Ended September 30, 2020	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$115	$14	$29	$158
Intangible assets	59	—	7	66
	$174	$14	$36	$224

Nine Months Ended September 30, 2019	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$152	$13	$(4)	$161
Intangible assets	41	2	(1)	42
	$193	$15	$(5)	$203

Substantially all of the Company’s long-lived tangible assets were in the United States as of September 30, 2020 and December 31, 2019.

14.	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest cost	$4	$6	$13	$16
Expected return on plan assets	(7)	(7)	(20)	(19)
Amortization of net gain	—	—	1	—
Expenses incurred	1	1	2	2
Net periodic benefit cost	$(2)	$—	$(4)	$(1)

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Contributions

The funding policy for the Company’s pension plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Under the CARES Act, all single-employer funding obligations due during calendar year 2020 can be delayed until January 1, 2021, with accrued interest added to the delayed payments. The Company contributed $3 million to its pension plan as of September 30, 2020 and has the ability to defer the remaining $15 million in payments for 2020 until January 1, 2021.

15.	INCOME TAXES

For the three months ended September 30, 2020 and September 30, 2019, the effective tax rate on pre-tax continuing operations was (35.5)% and (2.6)%, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the effective tax rate on pre-tax continuing operations was 129.4% and 8.1%, respectively. The effective tax rates for the three and nine months ended September 30, 2020 and September 30, 2019 differ from the statutory U.S. federal income tax rate of 21.0% primarily due to the estimated Base Erosion and Anti-Abuse Tax, state income taxes, estimated permanent differences and changes in valuation allowance. The Company does not anticipate a significant change to the Company’s gross unrecognized tax benefits within the next 12 months.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

16.	EARNINGS PER SHARE

The following table includes the calculation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Income (loss) from continuing operations	$84	$(41)	$6	$30
Income from discontinued operations, net of tax	1	16	337	36
Net income (loss)	$85	$(25)	$343	$66

Weighted average number of common shares outstanding-basic	61.0	59.6	60.6	59.6
Weighted dilutive effect of equity awards	2.4	—	1.9	0.4
Weighted average number of common shares outstanding-diluted	63.4	59.6	62.5	60.0

Basic net income (loss) per common share:
Income (loss) from continuing operations	$1.38	$(0.69)	$0.10	$0.50
Income from discontinued operations, net of tax	0.02	0.27	5.56	0.60
Basic net income (loss) per common share	$1.40	$(0.42)	$5.66	$1.10

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$1.32	$(0.69)	$0.10	$0.50
Income from discontinued operations, net of tax	0.02	0.27	5.39	0.60
Diluted net income (loss) per common share	$1.34	$(0.42)	$5.49	$1.10

Approximately 1 million and 0 million awards for the three months ended September 30, 2020 and September 30, 2019, respectively, were excluded from the diluted weighted average number of ordinary common shares outstanding calculation because their effect would have been anti-dilutive. Approximately 1 million awards were excluded for the nine months ended September 30, 2020 and September 30, 2019.

17.	COMMITMENTS AND CONTINGENCIES

Contingencies in the Normal Course of Business

As discussed in Note 5, satellite construction contracts may include performance incentives whereby payment for a portion of the purchase price of the satellite is contingent upon in-orbit performance of the satellite. The Company’s ultimate receipt of orbital performance incentives is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. A complete or partial loss of a satellite’s functionality can result in loss of orbital receivable payments or repayment of amounts received by the Company under a warranty payback arrangement. The Company generally receives the present value of the orbital receivables if there is a launch failure or a failure caused by a customer error, but will forfeit some or all of the orbital receivables if the loss is caused by satellite failure or as a result of Company error. The Company recognizes orbital performance incentives in the financial statements based on the amounts that are expected to be received and believes that it will not incur a material loss relating to the incentives recognized. With respect to the Company’s securitized liability for the orbital receivables, upon the occurrence of an event of default under the securitization facility agreement or upon the occurrence of limited events, the Company may be required to repurchase on demand any effected receivables at their then net present value.

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

Risks and uncertainties related to COVID-19

The near and long-term impacts of the current pandemic on the cost and schedule of the numerous programs in the Company’s existing backlog and the timing of new awards remain uncertain. The Company is observing stress in its supplier base inside and outside the U.S. and will continue to monitor and assess the actual and potential COVID-19 impacts on employees, customers, suppliers and the productivity of the work being done, all of which to some extent will affect revenues, estimated costs to complete projects, earnings and cash flow. The Company’s current estimates at completion on the Company’s satellite manufacturing contracts assume, among other things, that the Company remains in a COVID-19 operating posture in the Company’s factories through the spring of 2021.

COVID-19 represents a force majeure event and as such, the Company has notified certain customers that the Company will be exercising the Maxar’s contractual legal rights given the uncertain nature of the current pandemic and its near and long-term impacts on the cost and schedule of the numerous programs in the existing backlog.

The CARES Act was enacted on March 27, 2020 in the United States. Under the CARES Act, all single-employer funding obligations due during calendar year 2020 can be delayed until January 1, 2021, with accrued interest added to the delayed payments. See Note 14 for additional details on the CARES Act.

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

On January 14, 2019, a Maxar stockholder filed a putative class action lawsuit captioned Oregon Laborers Employers Pension Trust Fund, et al. v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the United States District Court for the District of Colorado (the “Colorado Action”), naming Maxar and members of management as defendants alleging, among other things, that the Company’s public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. On October 7, 2019, the lead plaintiff filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 against the Company and members of management in connection with the Company’s public disclosures between March 26, 2018 and January 6, 2019. The consolidated complaint alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were allegedly false and/or misleading during the class period. On December 6, 2019, defendants moved to dismiss the Colorado Action.  On September 11, 2020, the court granted in part, and denied in part, defendants’ motion to dismiss. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00613564-00CP in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. On November 15, 2019, Mr. O’Brien and another Maxar stockholder resident in Canada issued a new putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00631107-00CP, naming Maxar and certain members of management and the board of directors as defendants as well as Maxar’s auditor, KPMG LLP. On February 7, 2020, the January 2019 lawsuit was discontinued. The Statement of Claim alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were false and/or misleading during the class period and claims damages of $700 million. On April 24, 2020, the plaintiffs served their motion record for leave under the Securities Act (Ontario) and to certify the action as a class proceeding, which motion is currently pending. The Company believes that these cases are without merit and intends to vigorously defend against them.

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al., No. T19-074 in the Superior Court of the State of California, County of Santa Clara, naming Maxar, and certain members of management and the board of directors as defendants. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Company’s June 2, 2017 Registration Statement and prospectus filed in anticipation of its October 5, 2017 merger with DigitalGlobe. On April 30, 2020, the plaintiff filed an amended complaint alleging the same causes of action against the same set of defendants as set forth in his original complaint. The lawsuit is based upon many of the same underlying factual allegations as the Colorado Action. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. On June 29, 2020, defendants moved to stay this case, which motion was denied on September 29, 2020. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

On November 14, 2019, a complaint was filed in a derivative action against Maxar and certain current and former members of management and the board of directors in United States District Court for the District of Delaware, captioned as Dorling, Derivatively on Behalf of Nominal Defendant Maxar Technologies Inc. v. Lance, et al., No. 19-cv-

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

02134-UNA. On September 18, 2020, another purported derivative action was filed in the same court against Maxar and certain current and former members of management and the board of directors, captioned as Golub, Derivatively on Behalf of Maxar Technologies Inc. v. Lance, et al., No. 20-cv-01251-UNA. Both complaints concern the same factual allegations as asserted in the Colorado Action. The court has consolidated and stayed both derivative cases.

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

18.	SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Nine Months Ended
	September 30,
	2020	2019
Supplemental cash flow information:
Cash paid for interest	$127	$174
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	13	19

19.	SUBSEQUENT EVENTS

Tax Plan Expiration

The Company’s Tax Plan expired on October 5, 2020. There is no impact to the financial statements as a result of the expiration of the Tax Plan. See Note 11 for details.

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

OVERVIEW

We are a partner and innovator in Earth Intelligence and Space Infrastructure. We help government and commercial customers monitor, understand and navigate our changing planet; deliver global broadband communications; and explore and advance the use of space. Our approach combines decades of deep mission understanding and a proven commercial and defense foundation to deploy solutions and deliver insights with speed, scale and cost effectiveness. Our businesses are organized and managed in two reportable segments: Earth Intelligence and Space Infrastructure, as described below under “Segment Results.”

Unless otherwise indicated, our significant accounting policies and estimates, contractual obligations, commitments, contingencies and business risks and uncertainties as described in our MD&A and consolidated financial statements for the year ended December 31, 2019, are substantially unchanged.

RECENT DEVELOPMENTS

Acquisition of Vricon

On July 1, 2020, we closed the acquisition of Vricon, Inc. (“Vricon”) and purchased the remaining 50% ownership interest in Vricon (“Vricon Acquisition”) for $142 million, excluding Vricon cash on hand of $23 million, for $119 million, net of cash at closing, of which $1 million will be paid in the fourth quarter of 2020.

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

We accounted for the 2027 Notes and 2023 Notes Repurchase as debt modifications.

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

Ukrainian customer lawsuit resolution

On March 31, 2020, an arbitral tribunal issued a final decision in favor of the Company related to claims asserted against us by a Ukrainian customer, dismissing the customer’s claims in their entirety. As previously disclosed in our SEC filings, we entered into an agreement with the Ukrainian customer in 2010 to provide a communication satellite system. In 2014, following the annexation of Crimea by the Russian Federation, we declared force majeure with respect to the program and subsequently terminated the contract. In July 2018, the Ukrainian customer issued a statement of claim in the arbitration it had commenced against us, challenging our right to terminate for force majeure and seeking to recover approximately $227 million. Following a hearing on the merits in December 2019, the arbitral tribunal dismissed the customer’s claims, and awarded us costs and attorney’s fees. See Note 17, “Commitments and contingencies” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for further details.

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

The near and long-term impacts of the current pandemic on the cost and schedule of the numerous programs in our existing backlog and the timing of new awards remains uncertain. We are observing stress in our supplier base in and outside the U.S. and we will continue to monitor and assess the actual and potential COVID-19 impacts on employees, customers, suppliers and the productivity of the work being done, all of which, to some extent, will affect revenues, estimated costs to complete projects, earnings and cash flow. Our current estimates at completion on our satellite manufacturing contracts assume, among other things, that we remain in a COVID-19 operating posture in our factories through the spring of 2021.

Our results of operations for the three and nine months ended September 30, 2020, include the current estimated impact of COVID-19. We had COVID-19 related estimated total costs at completion (“EAC”) growth of $3 million and $27 million within the Space Infrastructure segment for the three and nine months ended September 30, 2020, which negatively impacted earnings for the same period. The changes in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours along with actuals realized during the nine months ended September 30, 2020. These costs are considered incremental and separable from normal operations.

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

As a result of the Vricon Acquisition, the results of Vricon are now consolidated within the Earth Intelligence segment.

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

RESULTS OF OPERATIONS

	Three Months Ended					Nine Months Ended
	September 30,		$	%		September 30,		$	%
	2020	2019	Change	Change		2020	2019	Change	Change
($ millions)
Revenues:
Product	$161	$129	$32	25%		$425	$439	$(14)	(3)%
Service	275	284	(9)	(3)		831	817	14	2
Total revenues	436	413	23	6		1,256	1,256	—	*
Costs and expenses:
Product costs, excluding depreciation and amortization	145	140	5	4		434	452	(18)	(4)
Service costs, excluding depreciation and amortization	95	89	6	7		275	284	(9)	(3)
Selling, general and administrative	90	81	9	11		237	232	5	2
Depreciation and amortization	95	93	2	2		274	284	(10)	(4)
Impairment loss	—	—	—	*		14	—	14	*
Satellite insurance recovery	—	—	—	*		—	(183)	183	(100)
Reduction of gain on sale leaseback	4	—	4	*		4	—	4	*
Operating income	7	10	(3)	(30)		18	187	(169)	(90)
Interest expense, net	36	50	(14)	(28)		133	148	(15)	(10)
Other (income) expense, net	(91)	(1)	(90)	*		(98)	2	(100)	*
Income (loss) before taxes	62	(39)	101	*		(17)	37	(54)	(146)
Income tax (benefit) expense	(22)	1	(23)	*		(22)	3	(25)	*
Equity in loss (income) from joint ventures, net of tax	—	1	(1)	(100)		(1)	4	(5)	(125)
Income (loss) from continuing operations	84	(41)	125	*		6	30	(24)	(80)
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	16	(16)	(100)		32	36	(4)	(11)
Gain on disposal of discontinued operations, net of tax	1	—	1	*		305	—	305	*
Income from discontinued operations, net of tax	1	16	(15)	(94)		337	36	301	*
Net income (loss)	$85	$(25)	$110	*	%	$343	$66	$277	*	%
*	Not meaningful.

Product and service revenues

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Product revenues	$161	$129	$32	25%	$425	$439	$(14)	(3)%
Service revenues	275	284	(9)	(3)	831	817	14	2
Total revenues	$436	$413	$23	6%	$1,256	$1,256	$—	*	%

Total revenues increased to $436 million from $413 million, or by $23 million, for the three months ended September 30, 2020, compared to the same period of 2019. The increase was primarily driven by an increase in the Space Infrastructure segment which was partially offset by a decrease in the Earth Intelligence segment.

Total revenues were $1,256 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. There was an increase in revenues in the Earth Intelligence which were primarily offset by a decrease in revenues from the Space Infrastructure segment.

Further discussion of the drivers behind changes in revenues is included within the “Results by Segment” section below.

See Note 12, “Revenue” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for product and service revenue by segment.

Product and service costs

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Product costs, excluding depreciation and amortization	$145	$140	$5	4%	$434	$452	$(18)	(4)%
Service costs, excluding depreciation and amortization	95	89	6	7	275	284	(9)	(3)
Total costs	$240	$229	$11	5%	$709	$736	$(27)	(4)%

Total costs of product and services increased to $240 million from $229 million, or by $11 million, for the three months ended September 30, 2020, compared to the same period of 2019. The increase in costs was primarily driven by an increase in costs within our Earth Intelligence and Space Infrastructure segments.

Total costs of product and services decreased to $709 million from $736 million, or by $27 million, for the nine months ended September 30, 2020, compared to the same period of 2019. The decrease in costs was primarily driven by decreases within our Space Infrastructure segment.

Selling, general and administrative

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Selling, general and administrative	$90	$81	$9	11%	$237	$232	$5	2%

Selling, general and administrative costs increased to $90 million from $81 million, or by $9 million, for the three months ended September 30, 2020, compared to the same period of 2019. The increase was primarily driven by an $8 million increase in labor related expenses due to an increase in employee compensation and a $4 million increase in stock-based compensation expense driven by a higher share price. These increases were partially offset by a decrease in transaction and integration related expenses of $5 million.

Selling, general and administrative costs increased to $237 million from $232 million, or by $5 million, for the nine months ended September 30, 2020, compared to the same period of 2019. The increase is primarily due to increases in labor related expenses of $16 million driven by an increase in employee compensation and stock-based compensation expense of $14 million driven by a higher share price. These increases were partially offset by a $12 million decrease in restructuring expenses, a $7 million decrease in transaction and integration related expenses, a $3 million decrease in severance costs related to the previous CEO and a $3 million decrease in other costs.

Depreciation and amortization

	Three Months Ended September 30,		$	%		Nine Months Ended September 30,		$	%
	2020	2019	Change	Change		2020	2019	Change	Change
($ millions)
Property, plant and equipment	$24	$24	$—	*	%	$71	$80	$(9)	(11)%
Intangible assets	71	69	2	3		203	204	(1)	(0)
Depreciation and amortization expense	$95	$93	$2	2%		$274	$284	$(10)	(4)%
*	Not meaningful.

Depreciation and amortization expense increased to $95 million from $93 million, or by $2 million, for the three months ended September 30, 2020, compared to the same period of 2019. The increase is primarily due to the inclusion of depreciation and amortization from property, plant, and equipment and intangible assets acquired as part of the Vricon Acquisition on July 1, 2020, compared to no such expense in the same period of 2019.

Depreciation and amortization expense decreased to $274 million from $284 million, or by $10 million, for the nine months ended September 30, 2020, compared to the same period of 2019. The decrease was primarily driven by a decrease in depreciation expense related to asset retirements made in the second half of 2019 and in the first quarter of 2020, the extension of the useful life of a satellite in the fourth quarter of 2019 and the sale of our owned properties in Palo Alto in December 2019. These decreases were partially offset due to the inclusion of depreciation and amortization expense from property, plant and equipment and intangible assets acquired as part of the Vricon Acquisition on July 1, 2020, compared to no such expense in the same period of 2019.

Impairment loss

	Three Months Ended September 30,		$	%		Nine Months Ended September 30,		$	%
	2020	2019	Change	Change		2020	2019	Change	Change
($ millions)
Impairment loss	$—	$—	$—	*	%	$14	$—	$14	*	%
*	Not meaningful.

There were no impairment losses recorded for the three months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020, the impairment loss of $14 million related to our orbital receivables. This impairment loss was primarily due to a decrease in credit ratings associated with our largest orbital customer. We did not recognize any orbital impairments during the nine months ended September 30, 2019.

Satellite insurance recovery

During the nine months ended September 30, 2019, we received insurance recoveries of $183 million related to the loss of WorldView-4 satellite. There were no insurance recoveries during the three or nine months ended September 30, 2020.

Reduction of gain on sale leaseback

	Three Months Ended September 30,		$	%		Nine Months Ended September 30,		$	%
	2020	2019	Change	Change		2020	2019	Change	Change
($ millions)
Reduction of gain on sale leaseback	$4	$—	$4	*	%	$4	$—	$4	*	%
*	Not meaningful.

During the three and nine months ended September 30, 2020, we recognized a $4 million reduction in the gain on our sale and subsequent leaseback of our owned properties in Palo Alto, California due to the extension of our lease term on one of the properties. The sale and subsequent leaseback occurred on December 10, 2019 and resulted in a gain on the sale of properties of $136 million. There were no reductions of the gain on sale leaseback during the three or nine months ended September 30, 2019.

Interest expense, net

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Interest expense:
Interest on long-term debt	$44	$51	$(7)	(14)%	$153	$144	$9	6%
Interest expense on advance payments from customers [1]	—	3	(3)	(100)	3	12	(9)	(75)
Interest on orbital securitization liability	1	1	—	*	4	5	(1)	(20)
Imputed interest and other	2	—	2	*	2	—	2	*
Capitalized interest	(11)	(5)	(6)	120	(29)	(13)	(16)	123
Interest expense, net	$36	$50	$(14)	(28)%	$133	$148	$(15)	(10)%

*Not meaningful.

[1]

Under the EnhancedView Contract, we received advanced payments from the U.S. government during the construction phase of the WorldView-1 satellite, which was more than one year before capacity was made available to them. The effect of imputing interest on these advanced payments was to increase contract liabilities with an offsetting charge to interest expense. As capacity was provided to the customer, revenue was recognized and the contract liabilities balance decreased. There was no contract liability balance associated with our EnhancedView Contract as of September 30, 2020 and the remaining revenue was fully recognized as of August 31, 2020.

Interest expense, net decreased to $36 million from $50 million, or by $14 million, for the three months ended September 30, 2020, compared to the same period 2019. The decrease was primarily due to a decrease in interest on long-term debt of $7 million driven by less variable interest rate borrowings on our Revolving Credit Facility and an increase in capitalized interest of $6 million related to the building of our WorldView-Legion constellation.

Interest expense, net decreased to $133 million from $148 million, or by $15 million, for the nine months ended September 30, 2020, compared to the same period 2019. The decrease was primarily due to an increase in capitalized interest of $16 million related to the building of our WorldView-Legion constellation and a $9 million decrease in interest on advance payments from customers. These changes were partially offset by an increase in interest on long-term debt of $9 million primarily due to higher interest rates.

Other (income) expense, net

	Three Months Ended September 30,		$	%		Nine Months Ended September 30,		$	%
	2020	2019	Change	Change		2020	2019	Change	Change
($ millions)
Other (income) expense, net	$(91)	$(1)	$(90)	*	%	$(98)	$2	$(100)	*	%
*	Not meaningful.

Other income, net increased to $91 million from $1 million, or by $90 million, for the three months ended September 30, 2020, compared to the same period in 2019. The increase was primarily driven by a gain of $85 million recorded as a result of the remeasurement of our previously held equity interest in Vricon due to the Vricon Acquisition.

Other (income) expense, net changed to income of $98 million from an expense of $2 million, or by $100 million, for the nine months ended September 30, 2020, compared to the same period of 2019. This change was primarily driven by a gain of $85 million recorded as a result of the remeasurement of the previously held equity interest in Vricon due to the Vricon Acquisition. In addition this change was driven by a $4 million foreign exchange gain for the nine months ended September 30, 2020, compared to a $5 million foreign exchange loss for the nine months ended September 30, 2019.

Income tax (benefit) expense

	Three Months Ended September 30,		$	%		Nine Months Ended September 30,		$	%
	2020	2019	Change	Change		2020	2019	Change	Change
($ millions)
Income tax (benefit) expense	$(22)	$1	$(23)	*	%	$(22)	$3	$(25)	*	%
*	Not meaningful.

Income tax (benefit) expense changed to a benefit of $22 million from an expense of $1 million, or by $23 million, for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to the release of a $17 million valuation allowance related to the deferred tax liability recorded in connection with the Vricon Acquisition and the reversal of the federal Base Erosion and Anti-Abuse Tax (“BEAT”) expense estimated at December 31, 2019.

Income tax (benefit) expense changed to a benefit of $22 million from an expense of $3 million, or by $25 million, for the nine months ended September 30, 2020, compared to the same period in 2019. This change was primarily due to the release of a $17 million valuation allowance related to the deferred tax liability recorded in connection with the Vricon Acquisition and the reversal of the federal Base Erosion and Anti-Abuse Tax (“BEAT”) expense estimated at December 31, 2019.

During all comparative periods, we have a valuation allowance recorded for the deferred tax assets that are more likely to not be recognized. In computing income tax expense for the three and nine months ended September 30, 2020 and September 30, 2019, we applied the estimated Average Effective Tax Rate (“AETR”) to the pre-tax income (loss) and adjusted the valuation allowance accordingly.

Discontinued operations

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Discontinued operations:
Income from operations of discontinued operations, net of tax	$—	$16	$(16)	(100)%	$32	$36	$(4)	(11)%
Gain on disposal of discontinued operations, net of tax	1	—	1	*	305	—	305	*
Income from discontinued operations, net of tax	$1	$16	$(15)	(94)%	$337	$36	$301	*	%
*	Not meaningful.

There was $1 million in income from discontinued operations, net of tax for the three months ended September 30, 2020 driven by a reduction of the tax on the gain on disposal of the MDA Business. The MDA Business was disposed of in the second quarter of 2020. Income from discontinued operations, net of tax for the three months ended September 30, 2019 was $16 million.

Income from discontinued operations, net of tax increased to $337 million from $36 million, or by $301 million, for the nine months ended September 30, 2020, compared to the same period of 2019. The increase is primarily driven by the after-tax gain on disposal of the MDA Business of $305 million.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on two reportable segments: Earth Intelligence and Space Infrastructure. Intrasegment transactions have been eliminated from the segmented financial information discussed below.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Revenues:
Earth Intelligence	$274	$282	$(8)	(3)%	$823	$799	$24	3%
Space Infrastructure	181	162	19	12	497	553	(56)	(10)
Intersegment eliminations	(19)	(31)	12	(39)	(64)	(96)	32	(33)
Total revenues	$436	$413	$23	6%	$1,256	$1,256	$—	* %

Adjusted EBITDA:
Earth Intelligence	$128	$145	$(17)	(12)%	$407	$394	$13	3%
Space Infrastructure	12	(3)	15	*	(16)	2	(18)	*
Intersegment eliminations	(7)	(12)	5	(42)	(21)	(20)	(1)	5
Corporate and other expenses	(21)	(21)	—	*	(43)	(60)	17	(28)
Total Adjusted EBITDA	$112	$109	$3	3%	$327	$316	$11	3%
*	Not meaningful.

Total Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA disclosures.

Earth Intelligence

The following table provides selected financial information for the Earth Intelligence segment.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
($ millions)
Total revenues	$274	$282	$(8)	(3)%	$823	$799	$24	3%

Adjusted EBITDA	$128	$145	$(17)	(12)	$407	$394	$13	3%
Adjusted EBITDA margin percentage	46.7%	51.4%		(9)%	49.5%	49.3%		0%
*	Not meaningful.

For the three months ended September 30, 2020, Earth Intelligence segment revenues decreased to $274 million from $282 million, or by $8 million, compared to the same period of 2019. The decrease was primarily driven by a $10 million decrease in the recognition of revenue related to the EnhancedView Contract. The amortization of the deferred revenue was complete effective August 2020 and there will be no further deferred revenue recognized on the EnhancedView Contract. The decrease was also driven by the recognition of $9 million of revenue from an international customer due to a delayed contract signing for the three months ended September 30, 2019 that did not reoccur for the same period of 2020. These decreases were partially offset by $9 million in revenue growth from new contract awards and expansion of existing programs with the U.S. government.

For the nine months ended September 30, 2020, Earth Intelligence segment revenues increased to $823 million from $799 million, or by $24 million, compared to the same period of 2019. The increase was primarily driven by a $22 million increase in revenue from new contracts and expansion of existing programs with the U.S. government and by a $12 million increase in revenue from international defense and intelligence customers. Revenue from international defense and intelligence customers increased primarily due to the usage of new direct access facilities which became operational and contracts that signed in the second half of 2019. These increases were partially offset by a $10 million decrease in the recognition of revenue related to the EnhancedView Contract.

Adjusted EBITDA decreased to $128 million from $145 million, or by $17 million, for the three months ended September 30, 2020, as compared to the same period of 2019. The decrease was primarily driven by a decrease in revenues as noted above and an increase in cost of services and selling, general, and administrative expenses.

Adjusted EBITDA increased to $407 million from $394 million, or by $13 million, for the nine months ended September 30, 2020, as compared to the same period of 2019. The increase was driven by revenue increases of $24 million as noted above. This was partially offset by an increase in cost of services and selling, general, and administrative primarily driven by a $6 million increase in stock compensation expense.

Space Infrastructure

The following table provides selected financial information for the Space Infrastructure segment.

	Three Months Ended September 30,		$	%		Nine Months Ended September 30,			$	%
	2020	2019	Change	Change		2020	2019		Change	Change
($ millions)
Total revenues	$181	$162	$19	12%		$497	$553		$(56)	(10)%

Adjusted EBITDA	$12	$(3)	$15	*		$(16)	$2		$(18)	*
Adjusted EBITDA margin percentage	6.6%	(1.9)%		*	%	(3.2)%	0.4%	%		*	%
*	Not meaningful.

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

Revenues from the Space Infrastructure segment increased to $181 million from $162 million, or by $19 million, for the three months ended September 30, 2020, compared to the same period of 2019. Revenues increased primarily as a result of the impact of an increase in volume related to U.S. government contracts of $27 million during the three months ended September 30, 2020, compared to the same period in 2019. The increase was partially offset by reduced volumes on commercial programs of $6 million and COVID-19 EAC growth of $3 million which negatively impacted revenue for the three months ended September 30, 2020. The increases in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours. These costs are considered incremental and separable from normal operations.

Revenues from the Space Infrastructure segment decreased to $497 million from $553 million, or by $56 million, for the nine months ended September 30, 2020, compared to the same period of 2019. Revenues decreased primarily as a result of the impact of reduced volumes on commercial programs of $162 million which were partially offset by an increase in volume related to U.S. government contracts of $108 million during the nine months ended September 30, 2020, compared to the same period in 2019. Revenues were negatively impacted by $27 million of COVID-19 related EAC growth during the period. The increases in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours. These costs are considered incremental and separable from normal operations. Additionally, revenues were negatively impacted by $8 million due to increases in estimated costs and an associated change in the EAC profit margin of a commercial satellite program due to the identification of a design anomaly in the final stage of a testing process.

Adjusted EBITDA increased to $12 million from a loss of $3 million, or by $15 million, for the three months ended September 30, 2020, compared to the same period of 2019. The increase was primarily driven by a decrease in significant losses of $16 million on a commercial satellite program which includes significant development efforts in 2020 as compared to the same period in 2019. The increase was also impacted by increased margins on certain programs partially offset by a $3 million negative impact related to our COVID-19 operating posture and higher selling, general and administrative expenses.

Adjusted EBITDA decreased to a loss of $16 million from $2 million, or by $18 million, for the nine months ended September 30, 2020, compared to the same period of 2019. The decrease in the Space Infrastructure segment is primarily related to a $27 million negative impact related to our COVID-19 operating posture, a $13 million increase in costs due to a change in the compensation structure from retention payments to bonuses which were not included in segment Adjusted EBITDA in 2019, and an $8 million negative impact on the above-mentioned commercial satellite program with a design anomaly. The decreases were also impacted by $14 million of losses incurred on developmental builds, inclusive of a portion of the negative COVID-19 impact noted above, a recovery of a previously reserved amount of $7 million in 2019 which did not reoccur in 2020, and an increase of $3 million in selling, general and administrative expenses. These decreases were partially offset by higher margins and favorable EACs outside of the COVID-19 impacts discussed above on commercial programs of $31 million and increases in volume related to U.S. government programs of $6 million.

Corporate and other expenses

Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, retention costs and fees for legal and consulting services.

Corporate and other expenses were $21 million for the three months ended September 30, 2020 and September 30, 2019, respectively. There was a $12 million increase in selling, general and administrative expenses for the three months ended September 30, 2020, compared to the same period in 2019 driven by an increase in employee compensation and stock-based compensation expense. The increase was partially offset by an $11 million decrease in retention costs related to a 2019 program within the Space Infrastructure segment.

Corporate and other expenses for the nine months ended September 30, 2020 decreased to $43 million from $60 million, or by $17 million, compared to the same period in 2019. The decrease was primarily driven by a $18 million decrease in retention costs related to a 2019 program within the Space Infrastructure segment. The decrease was also driven by a $4 million foreign exchange gain for the nine months ended September 30, 2020, compared to a $5 million foreign exchange loss for the nine months ended September 30, 2019. The decrease was partially offset by a $10 million increase in selling, general and administrative expenses driven by an increase in employee compensation and stock-based compensation expense.

Intersegment eliminations

Intersegment eliminations are related to projects between our segments, including WorldView Legion. Intersegment eliminations have decreased to $7 million from $12 million, or by $5 million, for the three months ended September 30, 2020, compared to the same period in 2019, primarily related to a decrease in intersegment satellite construction activity.

Intersegment eliminations are related to projects between our segments, including WorldView Legion. Intersegment eliminations have increased to $21 million from $20 million, or by $1 million, for the nine months ended September 30, 2020, compared to the same period in 2019, primarily related to an increase in intersegment satellite construction activity.

BACKLOG

Our backlog by segment from continuing operations is as follows:

	September 30,	December 31,
	2020	2019
($ millions)
Earth Intelligence	$993	$926
Space Infrastructure	1,237	705
Total backlog	2,230	1,631
Unfunded contract options	935	1,382
Total	$3,165	$3,013

Order backlog, representing the estimated dollar value of firm contracts for which work has not yet been performed (also known as the remaining performance obligations on a contract), was $2.2 billion as of September 30, 2020 compared to $1.6 billion as of December 31, 2019. Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts.

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

The increase in backlog was primarily driven by a $532 million increase in the Space Infrastructure segment due to new contracts and expansion of existing programs with the U.S. government. There was also an increase in the Earth Intelligence segment driven by the exercise of the $300 million EnhancedView Contract option, partially offset by revenue recognized during the period.

Although backlog reflects business that is considered to be firm, terminations, amendments or cancellations may occur, which could result in a reduction in our total backlog.

Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of September 30, 2020 were primarily comprised of the option years in the EnhancedView Contract (September 1, 2021 through August 31, 2023). This contract may be replaced by other contracting vehicles prior to the exercise of existing contract options.

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

Summary of cash flows

	Nine Months Ended September 30,
	2020	2019
($ millions)
Cash provided by operating activities - continuing operations	$181	$134
Cash (used in) provided by operating activities - discontinued operations	(49)	12
Cash provided by operating activities	132	146
Cash used in investing activities - continuing operations	(322)	(203)
Cash provided by (used in) investing activities - discontinued operations	723	(4)
Cash provided by (used in) investing activities	401	(207)
Cash (used in) provided by financing activities - continuing operations	(550)	77
Cash used in financing activities - discontinued operations	(24)	(2)
Cash (used in) provided by financing activities	(574)	75
Effect of foreign exchange on cash, cash equivalents and restricted cash	(5)	—
Cash, cash equivalents, and restricted cash, beginning of year	110	43
Cash, cash equivalents, and restricted cash, end of period	$64	$57

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

Cash provided by operating activities from continuing operations increased to $181 million from $134 million, or by $47 million, for the nine months ended September 30, 2020, compared to the same period in 2019. This change was primarily driven by favorable changes in working capital for the nine months ended September 30, 2020, compared to the same period in 2019, offset by the insurance proceeds of $183 million related to the loss of the WorldView-4 satellite received in the nine months end September 30, 2019.

Cash used in operating activities related to discontinued operations for the nine months ended September 30, 2020 was $49 million compared to cash provided by operating activities of $12 million, or a change of $61 million. The decrease in cash provided by operating activities was primarily driven by payments related to the close of the MDA Transaction, which was primarily related to legal and bank fees. The increase in cash outflows was also driven by $18 million in estimated tax payments related to the sale of MDA.

Investing activities

Cash used in investing activities from continuing operations increased to $322 million from $203 million, or by $119 million, for the nine months ended September 30, 2020, compared to the same period in 2019. The primary investing activities included expenditures on property, plant and equipment of $158 million and $161 million for the nine months ended September 30, 2020 and 2019, respectively, and investments in software of $66 million and $42 million for the nine months ended September 30, 2020 and 2019, respectively. Property, plant and equipment expenditures for the nine months ended September 30, 2020 and 2019 primarily related to the build of our Legion satellite constellation. During the nine months ended September 30, 2020, we also used cash of $118 million, net of cash received, to acquire the remaining interest in Vricon. Cash used in investing activities for the nine months ended September 30, 2020 was offset by a return of capital from discontinued operations of $20 million.

Cash provided by investing activities from discontinued operations for the nine months ended September 30, 2020 was $723 million compared to cash used in investing activities of $4 million for the corresponding period in 2019, or a change of $727 million. This change was primarily related to the gross proceeds from the sale of the MDA Business of $726 million.

Financing activities

Cash used in financing activities from continuing operations for the nine months ended September 30, 2020 was $550 million compared to cash provided by financing activities of $77 million for the same period in 2019, or a change of $627 million. During the nine months ended September 30, 2020, cash used in financing activities from continuing operations included net proceeds from the issuance of the 2027 Notes of $147 million, offset by debt repayments of $516 million, a repurchase of the 2023 Notes of $169 million, payment of finance leases of $7 million, settlement of the securitization liability of $7 million and payments of dividends of $2 million. During the nine months ended September 30, 2019, cash provided by financing activities from continuing operations included net proceeds from bank borrowings of $107 million and was partially offset by debt repayments of $21 million, settlement of the securitization liability of $7 million and payments of dividends of $2 million.

Cash used in financing activities from discontinued operations increased to $24 million from $2 million, or by $22 million, for the nine months ended September 30, 2020, compared to the same period in 2019. The change was primarily due to a return of capital from discontinued operations to continuing operations of $20 million and repayments of long-term debt of $4 million for the nine months ended September 30, 2020, and $2 million in debt repayments for the nine months ended September 30, 2019.

Long-term debt

The following table summarizes our long-term debt:

The following table summarizes our long-term debt:
	September 30,	December 31,
	2020	2019
($ millions)
Syndicated Credit Facility:
Term Loan B	$1,444	$1,960
2023 Notes	850	1,000
2027 Notes	150	—
Deferred financing	33	33
Debt discount and issuance costs	(60)	(54)
Obligations under finance leases and other	5	6
Total long-term debt	$2,422	$2,945

As of September 30, 2020 and December 31, 2019, we were in compliance with our debt covenants.

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

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of September 30, 2020 and December 31, 2019, we had $32 million and $18 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility. Of the Company’s $500 million borrowing capacity on its Revolving Credit Facility, the Company has $0 outstanding borrowings as of September 30, 2020.

During the three months ended June 30, 2020, we repaid $511 million of borrowings under Term Loan B using proceeds from the MDA Transaction. We expensed $7 million of unamortized debt issuance costs attributed to the partial pay down, which is included in Interest expense, net in the Unaudited Condensed Consolidated Statements of Operations.

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

The Company accounted for the 2027 Notes and 2023 Notes Repurchase as debt modifications. As a result, the 12.45% premium paid on the repurchase of the $150 million of 2023 Notes is accounted for as an incremental discount that is amortized over the remaining life of the outstanding 2023 Notes.

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

Securitization liability

We have in place, a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less, discounted to face value using prevailing market rates. There were no sales of eligible receivables executed in the nine months ended September 30, 2020 or September 30, 2019.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

As of September 30, 2020, other than our repayment of borrowings under Term Loan B, there were no material changes outside the ordinary course of business to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, we had no outstanding foreign exchange sales contracts. As of September 30, 2020, we had certain letters of credit guaranteed by the Syndicated Credit Facility, while indemnified by us. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

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

The table below reconciles our net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
($ millions)
Net income (loss)	$85	$(25)	$343	$66
Income tax (benefit) expense	(22)	1	(22)	3
Interest expense, net	36	50	133	148
Interest income	(2)	—	(3)	—
Depreciation and amortization	95	93	274	284
EBITDA	$192	$119	$725	$501
Income from discontinued operations, net of tax	(1)	(16)	(337)	(36)
Restructuring	—	(1)	—	14
Transaction and integration related expense	2	7	6	14
Impairment loss, including inventory	—	—	14	3
Satellite insurance recovery	—	—	—	(183)
Reduction of gain on sale leaseback	4	—	4	—
CEO severance	—	—	—	3
Gain on remeasurement of Vricon equity interest	(85)	—	(85)	—
Adjusted EBITDA	$112	$109	$327	$316

Adjusted EBITDA:
Earth Intelligence	128	145	407	394
Space Infrastructure	12	(3)	(16)	2
Intersegment eliminations	(7)	(12)	(21)	(20)
Corporate and other expenses	(21)	(21)	(43)	(60)
Adjusted EBITDA	$112	$109	$327	$316

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks from those discussed in our 2019 Annual Report on Form 10-K and as updated in this Quarterly Report on Form 10-Q.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 17, “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, “Financial Information” in this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

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

We are both receiving and seeking reimbursement of coronavirus-related costs under our U.S. Government contracts under Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which allows federal agencies to reimburse contractors at the minimum applicable contract billing rate for costs to keep its employees or subcontractors in a ready state through September 30, 2020. Reimbursement of any costs under Section 3610 of the CARES Act increases sales, but is not fee bearing. On October 1, 2020, a continuing resolution was enacted providing continued funding to federal agencies at fiscal year 2020 levels through December 11, 2020. Under the continuing resolution, Section 3610 of the CARES Act was also extended through December 11, 2020

Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays of our projects, impacts to service level contracts, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning or employees working remotely.

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

The satellite manufacturing industry is driven by continued investment in technologies to meet changing customer demand for complex and reliable services. Our satellite systems embody complex technologies and may not always be compatible with current and evolving technical standards and systems developed by others due to lack of investment. Other satellite manufacturers have developed or are developing digital payloads which increase flexibility for geostationary satellites in circumstances with unpredictable demand. We plan to team with providers of this technology to enhance our offering if our customers express interest in it.

Failure or delays to develop technologies or team with providers to obtain technologies to meet the requisite and evolving industry or user standards will likely have a materially adverse effect on our business, results of operations and financial condition. Failure of suppliers to deliver against end customer requirements could lead to a material adverse effect on our financial results within the Space Infrastructure segment.

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

For instance, in January 2019, a Maxar stockholder filed a putative class action lawsuit in the Federal District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were false or misleading in violation of the Securities and Exchange Act of 1934 and seeking monetary damages. An amended consolidated complaint was filed in that case in October 2019. On September 11, 2020, the court granted in part, and denied in part, Maxar’s motion to dismiss. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in our public disclosures and seeking monetary damages under Canadian securities laws. In November 2019, a second putative class action lawsuit was issued by the same Maxar stockholder resident in Canada, adding a second representative plaintiff and three additional defendants, including Maxar’s auditor KPMG LLP. The second claim expands the proposed class period and the breadth of the allegations against us. In February 2020, the January 2019 Canadian lawsuit was discontinued. In October 2019, a Maxar stockholder filed a putative class action lawsuit in California state court, naming Maxar and certain members of management and the board of directors as defendants. The lawsuit is based upon many of the same underlying factual allegations as the federal putative class action but asserts claims under the Securities Act of 1933. An amended complaint was filed in April 2020. In November 2019, a purported derivative complaint was filed against Maxar, certain current and former members of management and the board of directors in the Federal District Court of Delaware, also based on the same factual allegations as the federal putative class action. On September 18, 2020, a second purported derivative case was filed in the Federal District Court of Delaware, based on the same allegations as the earlier derivative case. The two derivative cases have been consolidated and are stayed.

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

Our current financing arrangements contain certain restrictive covenants that may impact our future operating and financial flexibility. Our debt funding is provided under our financing agreements, which contains a series of positive and negative covenants with which we must comply, including financial and non-financial covenants. If we fail to comply with any covenants and are unable to obtain a waiver or other cure thereof, the lenders under the Syndicated Credit Facility or under the 2023 or 2027 bond issuances may be able to take certain actions with respect to the amounts owing under such agreements, including early payment thereof. Any such actions could have a material adverse effect on our financial condition. These covenants could also have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete.

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

Changes in law and policy relating to taxes may materially and adversely affect our financial condition, results of operations, and cash flows. For example, on March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief and Economic Security (“CARES Act”). The CARES Act among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act will not have a material impact to our income tax expense for the three and nine months ended September 30, 2020.

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

California has temporarily suspended the net operating loss carryover deduction, and capped the use of business incentive tax credits, for three years by the enactment of Assembly Bill 85 on June 29, 2020. This change in California tax law required Maxar to accrue an estimated tax for 2020.

Our ability to use our U.S. federal and state net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had approximately $870 million and $795 million of federal and state net operating loss (“NOL”) carryforwards and $82 million tax credit carryforwards related to research and development expenditures and non-U.S. taxes paid.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change U.S. federal NOL carryforwards and other tax attributes (such as research tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. While we do not believe that we have experienced ownership changes in the past that would materially limit our ability to utilize our NOL carryforwards, the Section 382 rules are complex and there is no assurance our view is correct. Moreover, as a result of the shift in ownership of our stock that occurred in connection with the acquisition of DigitalGlobe in October 2017, we could have experienced an ownership change if there were certain significant purchases of our stock or other events outside of our control. In the event that we experience ownership changes in the future, our ability to use pre-change NOL carryforwards and other tax attributes to offset post-change taxable income will be subject to limitations. As a result, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

On May 12, 2019, our Board of Directors approved a Tax Benefit Preservation Plan (“Tax Plan”) in an effort to help preserve the value of certain deferred tax benefits including those generated by NOL carryforwards and certain other tax attributes, and which our Stockholders approved on October 31, 2019. The Tax Plan expired on October 5, 2020, the three-year anniversary of the acquisition of DigitalGlobe. The Tax Plan was designed to make it more difficult for a third party to acquire, or to discourage a third party from acquiring, a large block of our common stock. A third party that acquired 4.9% or more of our common stock could have suffered substantial dilution of its ownership interest under the terms of the Tax Plan through the issuance of common stock to all stockholders other than the acquiring person.

Although the Tax Plan was intended to reduce the likelihood of an ownership change that could adversely affect us, there is no assurance that the Tax Plan prevented an ownership change under Section 382, or that an ownership change will not occur after the expiration of the Tax Plan.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Delaware Secretary of State.	8-K	001-38228	3.1	1/2/2019

3.2	Second Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.1	10/29/2020

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Maxar Technologies Inc., filed with the Delaware Secretary of State.	8-K	001-38228	3.1	5/13/2019

31.1	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

101	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
Exhibit 104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2020	Maxar Technologies Inc.
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