Form 10-K
period 2020-12-31
Maxar Technologies Inc.
filed 2021-02-24
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ⌧

At June 30, 2020, the aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant was approximately $1,090 million (based upon the closing sale price of the common stock on June 30, 2020 on The New York Stock Exchange).

As of February 17, 2021, there were 61,325,970 shares of the registrant’s common stock, at $0.0001 par value, outstanding, and zero shares of the registrant’s Series A Junior Participating Preferred Stock, at par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Maxar Technologies Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

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

ITEM 1. BUSINESS

Maxar is a partner and innovator in Earth Intelligence and Space Infrastructure. Maxar delivers value to government and commercial customers to help them monitor, understand and navigate our changing planet; deliver global broadband communications; and explore and advance the use of space. Our approach combines decades of deep mission understanding and a proven commercial and defense foundation to deploy solutions and deliver insights with speed, scale and cost effectiveness. Maxar’s stock trades on the New York Stock Exchange and Toronto Stock Exchange under the symbol “MAXR.”

Segments

Our Chief Operating Decision Maker (“CODM”) measures performance of our reportable segments based on revenue and Adjusted EBITDA. Our operating and reportable segments are: Earth Intelligence and Space Infrastructure. On April 8, 2020, the Company completed the sale of the MDA Business for an aggregate purchase price of $729 million (C$1.0 billion) (“MDA Transaction”). With the closing of the MDA Transaction, the MDA segment has been classified within Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations and is no longer considered a reportable segment. All prior-period amounts have been adjusted to reflect the reportable segment change.

We serve our customers and organize our businesses through the following two reportable segments:

•

Earth Intelligence—a global leader in high-resolution Earth imagery and other geospatial data sourced from our own advanced satellite constellation and third-party providers to our government and commercial customers, as well as a provider of advanced geospatial information, applications and analytic services to national security and commercial customers.

•	Space Infrastructure—a supplier of space-based infrastructure, robotics, subsystems and information solutions to government agencies and satellite operators.

The following is a description of our reportable segments. As part of the description, we include a discussion on some of the segment’s notable announcements and achievements in 2020.

Earth Intelligence

In the Earth Intelligence segment, we are a global leader in high resolution space-based Earth observation imagery products and analytics. We launched the world’s first high resolution commercial imaging satellite in 1999 and currently operate a four-satellite imaging constellation, providing us with 20 years and 125 petabytes of imagery over our history (referred to as our “ImageLibrary”) of the highest-resolution, commercially available imagery. Our imagery solutions provide customers with timely, accurate and mission-critical information about our changing planet and support a wide variety of government and commercial applications, including mission planning, mapping and analysis, environmental monitoring, disaster management, crop management, oil and gas exploration and infrastructure management. Our principal customers in the Earth Intelligence segment are U.S. and international government agencies (primarily defense and intelligence agencies), as well as a wide variety of commercial customers in multiple markets. We are a market leader in the commercial satellite Earth observation industry.

We also provide geospatial services that combine imagery, analytic expertise and innovative technology to deliver intelligence solutions to customers. Our cleared developers, analysts and data scientists provide analytic solutions that accurately document change and enable geospatial modeling and analysis. Our primary customer of geospatial services is the U.S. government, but we also support intelligence requirements for other U.S. allied governments, global development organizations and commercial customers.

On July 1, 2020, the Company closed the acquisition of Vricon, Inc. (“Vricon”) by purchasing the remaining 50% ownership interest in Vricon (“Vricon Acquisition”), which was previously structured as a joint venture. Vricon is a global leader in satellite-derived 3D data for defense and intelligence markets, with software and products that enhance

3D mapping, Earth intelligence data, military simulation and training and precision-guided munitions. Vricon was formed as a joint venture between Maxar and Saab AB in 2015 to combine patented Saab AB Intellectual Property with our commercial satellite imagery to build highly accurate, immersive 3D products at scale. The results of Vricon are now consolidated within the Earth Intelligence segment.

Customers can license our imagery and data archives or place custom orders to task our satellites for a specific area of interest. We process our imagery to varying levels according to our customers’ specifications and deliver our products using the distribution methods and subscription services that best suits our customers’ needs. We offer a number of imagery products, including:

•

Orthorectified imagery—includes radiometric, geometric and topographic correction. Topographic correction accounts for terrain and projects images onto the Earth as they would be seen by the human eye.

•

Imagery basemaps—powered by our proprietary image processing techniques, our imagery basemaps deliver high-quality imagery through thousands of combined images that maximizes contrast, sharpness and clarity. We also sell products that deliver regular updates of images of 6,000 major metropolitan areas.

•

3D and Elevation products—elevation and terrain information is foundational to mapping and understanding the surface of our planet. We offer various models of the Earth’s surface (e.g., digital surface models, digital terrain models, 3D point clouds, etc.) derived from our 3D representation of the Earth.

•	Information products—new map features and information products are derived from our imagery archive using machine learning, often without additional manual processing.
•

SecureWatch—a subscription offering that provides customers online access to an extensive imagery and geospatial intelligence platform and addresses a broad spectrum of uses. This includes supporting the U.S Government with Global Enhanced GEONIT Delivery (“G-EGD”).

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

We provide advanced geospatial information, applications and analytic services to national security and commercial customers through our imagery and other sources of geospatial data such as low-resolution satellite imagery, radar, weather and oceanographic data, elevation and social media. We deploy these services through various platforms, including Amazon Web Services. Our intellectual property portfolio, including U.S. and foreign patents, and Small Business Innovation Research (“SBIR”) Phase III data rights supports the unique technology we provide to our customers.

As of December 31, 2020, we operated a constellation of four in orbit and fully commissioned satellites: GeoEye-1, WorldView-1, WorldView-2 and WorldView-3. Our annual collection capacity is approximately 1.4 billion square kilometers. We have collected, and have available for use, approximately 125 petabytes in our ImageLibrary.

The following table summarizes the primary characteristics of the in-orbit and fully-commissioned satellites in our constellation as of December 31, 2020:

Satellite	Launch Date	Expected End of Depreciable Life	Best Ground Resolution	Orbital Altitude (kilometers)
WorldView-3	August 2014	Q1 2026	31-centimeters black and white, or color 1.24-meter multi-spectral	618
WorldView-2	October 2009	Q4 2022	46-centimeters black and white, or color 1.84-meter multi-spectral	770
WorldView-1	September 2007	Q4 2022	50-centimeters panchromatic	496
GeoEye-1	September 2008	Q3 2022	41-centimeters black and white, or color 1.64-meter multi-spectral	681

Our satellites have advanced technical capabilities, such as size of collection area, collection speed, revisit time, resolution, accuracy and spectral diversity.

We procure insurance to protect us from the risks associated with our satellite operations, including the partial or total impairment of the functional capacity of the satellite. We insure satellites in our constellation to the extent that insurance is available at acceptable premiums. As of December 31, 2020, we maintained the following insurance coverage on our in-orbit and fully-commissioned satellite constellation:

Satellite	Policy Period	Coverage (in millions)
WorldView-3	10/2020-10/2021	$255
WorldView-2	10/2020-10/2021	220
WorldView-1	10/2020-10/2021	220
GeoEye-1	10/2020-10/2021	38

During 2020, we announced the signing of multiple contracts with the U.S. National Geospatial-Intelligence Agency (“NGA”) to deliver land cover classification and change detection services through a combination of the Janus Geography program and the General Services Administration’s IT Schedule 70. In the second quarter of 2020, we announced that we were selected by the U.S. Department of Homeland Security (“DHS”) to develop an analytics system for characterizing and tracking the behavior of vehicles in multiple domains at scale and in near-real-time. We also announced the renewal of four contracts and expansion of a fifth contract in the second quarter of 2020—together valued at more than $120 million—with international defense and intelligence customers for uninterrupted access to our current satellite constellation. During the third quarter of 2020, we also received the annual exercise of the $300 million EnhancedView Contract (as defined below) option. Additionally, we announced that we have been selected by the U.S. Army Geospatial Center to deliver multiple highly portable, direct-downlink tactical ground systems, called the U.S. Army Remote Ground Terminal, that provide critical geospatial intelligence to users in remote locations. In the fourth quarter of 2020, we announced that we were selected by the U.S. Space Force to develop prototype mission data processing applications for the Future Operationally Resilient Ground Evolution Mission Data Processing (“FORGE

MDP”) program located within the Cross-Mission Ground & Communications Enterprise at the Space & Missile Systems Center. Lastly, we were awarded a $39 million award for Phase 2 of the U.S. Army’s One World Terrain (“OWT”) prototype which utilizes our 3D and elevation products.

Our major existing and potential competitors for our Earth Intelligence business include commercial satellite imagery companies, state-owned imagery providers, aerial imagery companies, free sources of imagery, unmanned aerial vehicles and companies that provide geospatial analytic information and services to the U.S. government, including defense prime contractors.

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

Space Infrastructure

In the Space Infrastructure segment, we design, build, integrate and test solutions for space-based communications satellites, Earth observation, on-orbit servicing, robotic assembly and space exploration. We address a broad spectrum of needs for our customers, including mission systems engineering, product design, spacecraft manufacturing, assembly, integration and testing. We provide advanced, reliable and affordable spacecraft that enable our commercial customers to deliver valuable global services. We are successfully partnering with the U.S. government in new space opportunities leveraging our high-performance spacecraft subsystems. Our principal customers in the Space Infrastructure segment are commercial satellite operators and government agencies worldwide.

We have built and launched more than 285 spacecrafts with a combined approximate 2,750 years of on-orbit service. We have more than 30 years of experience in space robotics, having developed all five robotic arms on the Mars landers and rovers.

Our products include:

•	Communications and imaging satellites and payloads;
•	Platforms for space exploration and hosting instruments for Earth science;
•	Space subsystems for power, propulsion and communication;
•	Satellite ground systems and support services;
•	Space-based remote sensing-solutions;
•	Space robotics; and
•	Defense systems.

We have 90 Geosynchronous Equatorial Orbit (“GEO”) satellites currently in service with 99.9971% availability. Additionally, we have manufactured 26 low Earth orbit (“LEO”) satellites currently in service.

The Space Infrastructure manufacturing capability of satellite vehicles (commonly referred to as a “satellite bus” or a “bus”) consists of the heritage 1300 bus (which spans a broad capability ranging from 1300 kg to over 6500 kg) and a smaller bus (which spans a range of 500 kg to 1300 kg). The smaller bus involves a new modular architecture with mission-specific subsystems selectable from our wide range of heritage and newly-developed products, including those that will be flown on WorldView Legion and on OverHorizon.

The 1300 bus has three decades of on-orbit heritage and is highly versatile, serving a wide range of missions, orbits and customers. The 1300 bus is the world’s most popular GEO satellite, designed to accommodate evolutionary technology advances. It was one of the first spacecraft platforms to provide solar electric propulsion, or SEP, and has been used to demonstrate next-generation technologies including Q/V-band, photonics and a payload orbital delivery system, or

PODS, that brings small free-flying spacecraft to GEO. The largest application class for which the 1300 bus has historically been utilized is commercial geostationary communication satellites and recently as a host for NASA payloads, such as TEMPO (defined below). Our 1300 bus is in use today for a broad range of television distribution services from smaller regional television satellites to the high-capacity, high-power satellites used by direct-to-home television distributors. A more recently emerging and growing application for commercial geostationary communication satellites is the delivery of data-centric applications (such as consumer broadband, in-flight communication, maritime and 4G/5G cellular backhaul) via high-capacity spot beam satellites commonly referred to as “high throughput satellites” (or “HTS”). We introduced the first HTS satellite in 2005, which used the 1300 bus.

To address the rising demand for smaller satellites and multiple-satellite LEO and medium Earth orbit (“MEO”) constellations used for imaging, sensing and communication applications, we are developing our modular satellite architecture, which will first be used for the next-generation WorldView Legion constellation for our Earth Intelligence business. We believe our modular satellite architecture will be effective for government and commercial applications that require a multiple-satellite constellation of identical satellites produced in a cost-efficient manner.

Our robotics technologies have been used on the Mars landers and rovers. We work with NASA on projects such as OSAM-1 (formerly Restore-L and the Space Infrastructure Dexterous Robot (“SPIDER”)), which will demonstrate on-orbit servicing, assembly and manufacturing. This technology promises to enable spacecraft that can build and reconfigure themselves on-orbit, advanced space telescopes and other infrastructure that never could have been launched within the confines of existing rocket fairings. As noted above, our robotic technologies also include developing all five robotic arms on the surface of Mars. To achieve further cost-effective scalability across a spectrum of mission applications, we are further developing our modular satellite architecture. We believe this architecture provides cost-effective customization using standard subsystems.

During 2020, we announced six geostationary communications satellites awarded by Intelsat. Five of these satellites will help Intelsat transition its existing media distribution and contribution services–uninterrupted–from the 3.7 to 4.0 gigahertz portion of the C-band, to the 4.0 to 4.2 gigahertz portion of the band, freeing up spectrum for 5G terrestrial wireless services. In addition to the five C-band satellites Intelsat has ordered from Maxar in 2020 to support their C-band spectrum transition, the company also contracted Maxar to manufacture its next-generation Intelsat 40e geostationary communications satellite. We will integrate NASA’s Tropospheric Emissions: Monitoring of Pollution (“TEMPO”) payload with the Intelsat 40e satellite. Expanding our civil space portfolio, we announced in the second quarter of 2020 that we were selected to support Dynetics, a wholly-owned subsidiary of Leidos, in designing and building a Human Landing System for NASA’s Artemis program, for which we are also developing the Power and Propulsion Element for the lunar Gateway. The Perseverance Rover was launched in the third quarter of 2020 and landed on Mars on February 18, 2021. Maxar built Perseverance’s Sample Handling Assembly (“SHA”) robotic arm and camera focus system, and it has more than 30 years of space robotics heritage, including five robotic arms for previous Mars missions.

Our principal customers in the Space Infrastructure segment are commercial satellite operators and government agencies worldwide.

Our primary competitors for satellite manufacturing contracts are: The Boeing Company, Lockheed Martin Corporation and Northrop Grumman Corporation in the United States; Thales S.A. and Airbus Defence and Space, a subsidiary of the Airbus Group, in Europe; and Mitsubishi Electric Corporation in Japan. We sell in a highly competitive market. In addition, many of our competitors are larger and have greater resources. We may also face competition in the future from emerging low-cost competitors in India, Russia and China.

Discontinued Operations

On April 8, 2020, the Company completed the sale of the MDA Business to Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. (“MDA Purchaser”), for an aggregate purchase price of $729 million (C$1.0 billion) (“MDA Transaction”). The Company recognized an after-tax gain on disposal of discontinued operations of $317 million, net of $12 million in taxes, on the MDA Transaction for the year ended December 31, 2020.

The MDA Business developed and delivered advanced surveillance and intelligence solutions, defense and maritime systems, radar geospatial imagery, space robotics, satellite antennas and communication subsystems. Subsequent to the MDA Transaction, MDA continues to be a supplier of certain components and subsystems to us.

Industry Overview

Large and Growing Addressable Market

We believe that there is potential for growth among three key components of our addressable market: the U.S. government, other governments and commercial customers. For both the U.S. and other governments, drivers of growth include persistent global security threats, defense budgets, demand for high-quality imagery and value-added services and a focus on space as an investment. We believe that the U.S. government is interested in expanding the use of commercial alternatives to owned assets and that other governments present an opportunity for growth. We seek to align our products and services with the U.S. Department of Defense (“DoD”)’s National Defense Strategy needs, as well as growing international defense and intelligence demand. For civil customers, in particular NASA, growth is being driven by space exploration programs such as Artemis and Earth science projects. For commercial customers, drivers of growth include strong demand for imagery due to new use cases enabled by artificial intelligence and machine learning, space-based remote sensing, GEO replacement demand and LEO communications programs.

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

Markets in Which We Operate

Our Earth Intelligence and Space Infrastructure segments operate in both the Earth Observation and Satellite Manufacturing markets.

Earth Observation Market

The Earth Observation, or EO, market includes the collection and processing of optical and non-optical imagery data of the Earth from space. Specifically, the market is segmented into Data, Value-Added Services (“VAS”), Information Products and Big Data Analytics. The Data segment consists of raw imagery transmitted from the satellite to the ground station and products, such as stereo imaging and basic corrections (radiometric and geometric). VAS includes processing through layering or data fusion (such as traffic information and street names). Finally, Big Data Analytics includes several of the attributes of Information Products and extracts statistical information not apparent in the base data by analyzing a given area over a period while monitoring changes in environments.

The EO market serves customers in a variety of sectors, including defense & intelligence, energy & natural resources, industrials, managed living resources (such as agriculture and forestry), public authorities, services (such as finance, insurance, news and media) and weather. Providers generally compete on resolution, accuracy, revisit frequency, delivery (cloud versus traditional) and pricing.

Northern Sky Research forecasts the EO market is entering a period of growth, largely driven by increased demand for Information Products and Big Data Analytics with continued strength in the North American market and government & military end-markets. In their Satellite Based Earth Observation, 12th Edition report, Northern Sky Research projects that the EO market will grow from $3.4 billion in total revenue in 2019 to $8.1 billion in total revenue in 2029, an expected 9% compound annual growth rate (“CAGR”). Additionally, with the advancement of AI solutions to power EO data analysis, Northern Sky Research projects that Big Data will be the largest driver of growth in the EO market, led initially by a focus on defense & intelligence customers, with growing demand for data, solutions and insights. It is increasingly likely that value in the EO market will be driven by downstream services and AI-enabled data analytics.

Satellite Manufacturing Market

The satellite industry has undergone a significant change with the proliferation of LEO satellites. LEO satellites are cheaper to launch, have higher revisit rates enabled by the ability to afford larger constellation sizes and have less latency in their communications. LEO satellites tend to be smaller, with lighter payloads, as operators look to deploy multiple satellites on a given launch vehicle. Also, as space becomes increasingly contested, a shift is expected towards LEO constellations to enhance survivability of the constellation network. On the other hand, GEO satellites cover more area from a higher vantage point and tend to carry more advanced sensor or communication suites as operators generally want to maximize their use of an orbital slot. Due to their greater distance from earth; however, there is increased latency. MEO satellites attempt to blend the benefits of both LEO and GEO satellites. In addition to altitude class, satellites are classified by functions, such as communications or Earth observation.

Euroconsult projects satellite demand will experience a four-fold increase over the next 10 years. While LEO and MEO are expected to account for the majority of the demand, Euroconsult expects an average of 12-13 GEO commercial satellite orders per year over the next 10 years. The total market for manufacturing and launch services is expected to reach $291 billion over the next decade, a 29% increase from the previous decade of $225 billion in revenue.

LEO proliferation is expected to greatly increase access to space, thus enabling new commercial customers across diversified industries including oil & gas, insurance, agriculture and asset management firms, as well as nonprofit organizations, to benefit from satellite imagery.

Government Investment in Space Programs

With more than half of our revenues coming from U.S. government customers, we expect that our Space Infrastructure and Earth Intelligence segments will benefit from growing defense and space infrastructure budgets. The proliferation of space-based intelligence, surveillance and reconnaissance and communications is expected to drive increased government investments in the sector through the mid 2020s.

Global

Euroconsult reports that government space budgets have reached $82.5 billion in 2020, the strongest growth year in over a decade and a 10% increase over 2019 figures.

United States

In the United States, there is a concerted effort by the government to accelerate space investment. According to the Congressional Research Service, the President’s Fiscal Year 2021 budget requested $16.0 billion for the National Security Space (“NSS”). On December 20, 2019, with the enactment of the Fiscal Year 2020 National Defense Authorization Act, the U.S. Space Force (“USSF”) was established. The mission of the USSF is to organize, train and equip space forces in order to protect the U.S. and allied interests in space and to provide space capabilities to the joint force.

The NSS budget generally excludes funding for the NRO and NGA. Specific funding levels for these organizations, which are long-term historical customers, are generally classified. However, the NRO and NGA are included in the funding for the National Intelligence Program (“NIP”). The aggregate funding for the NIP was $59.4 billion in FY 2018, $60.2 billion in FY 2019 and $62.7 billion in FY 2020. The NIP funding request for FY 2021 is $61.9 billion. Additionally, the aggregate funding for the Military Intelligence Program (“MIP”) was $22.1 billion in FY 2018, $21.5 billion in FY 2019 and $23.1 billion in FY 2020. The MIP funding request for FY 2021 is $23.1 billion.

Furthermore, Congress appropriated $23.3 billion for NASA in FY 2021, an increase of 3% from FY 2020. The NASA budget further highlights an effort by the government to invest in space exploration and development, with $7.7 billion of the total allocated for deep space exploration systems and exploration technology. These include the key components of OSAM-1 and the Artemis program that will send astronauts to the Moon and beyond, including the Lunar Gateway and Human Landing System.

Growth Strategy

Our vision is to hold market leading positions in each of the markets we serve. We aim to achieve this by applying innovative technologies and capabilities that provide value to our customers across their entire value chain, including components, subsystems, systems, data and services. Specific elements of our strategy across our two segments include:

Earth Intelligence

Driving revenue growth through improvements in our products—we seek to improve our Earth intelligence products with WorldView Legion by productizing technologies and derivative content developed in support of individual customer contracts, such as using more artificial intelligence and machine learning to extract features, detect objects and detect change in our satellite imagery and complementary content. WorldView Legion will be a fleet of six high performing satellites for which our Space Infrastructure segment is acting as prime contractor. With a first launch planned in the second half of 2021, we expect that WorldView Legion, in addition to our current constellation, will revisit rapidly changing areas more than 15 times per day, an increase from four times per day currently, which more than triples both our capacity to collect 30 cm imagery and our overall capacity in high-demand areas. The revisit rate and increase in capacity enables a clearer understanding of on-ground conditions, allowing for more real-time, actionable analysis to deliver insights on rapidly changing environments and populations, while providing for more frequent monitoring for defense and intelligence applications, enhanced emergency responsiveness and maritime surveillance, among other applications. WorldView Legion is planned to be compatible with our global infrastructure and access programs. We believe we provide imagery with five times the information content (tied to resolution) of our nearest competitor and over ten times the information content. Additionally ,we believe we provide imagery with better than three times the accuracy of the nearest smallsat competitor, and we believe that multiple is even greater in areas where we have leveraged our 3D and elevation capabilities. We believe we will be able to provide even greater quality imagery and with higher revisit rates upon deployment of our WorldView Legion constellation. We have developed technology used to enhance the quality and usability of imagery (e.g. eliminate atmospheric distortions, increase positional accuracy, improved interpretability, etc.), create information derivatives (e.g. road vectors, material types, land classification, etc.), fuse multiple types of content (internet of things, optical imagery, synthetic aperture radar imagery, vectors, social media, etc.), detect change, determine meaningful correlations between events and information in content analyzed, determine and model patterns of life and other geospatial processing technologies.  We believe that creating standard products using this technology will grow our product-based revenue with customers in the technology, defense and intelligence, civil government and global development organization sectors.

Expanding our relationship with the U.S. government—the U.S. government is the largest customer of our Earth Intelligence segment through the EnhancedView Follow-On (the “EnhancedView Contract”), Global-EGD and One World Terrain programs and various classified and unclassified contract vehicles. Demand for geospatial intelligence and services continues to grow given the geopolitical environment and the confluence of high-performance computing and machine learning algorithms that allow for insight to be extracted from ever greater levels of data being produced by EO sensors and national and commercial satellite assets. The U.S. government has expressed interest in increasingly relying on commercial partners to harness the rapid pace of commercial innovation more effectively, including the continued use of geospatial data given cost affordability and advances in technology that provide high quality imagery. We seek to grow our business with the U.S. government by leveraging the investments we have made across our capability set, including in machine learning and AI, and our strong record of historic performance.

Growing our installed base and penetration of international defense and intelligence customers—we currently provide service to U.S.-allied nations through our DAP, Rapid Access and SecureWatch products. These customers use our imagery in their civil and intelligence related missions. Our imagery and services are either complimentary to national assets owned by these countries, or in some cases defer the need for a country to own and operate national assets. We believe there are many prospective customers that have both the mission need and budget for our services which we seek to add to our installed base. We also seek to further penetrate existing customers through the provision of additional data and services. Lastly, we believe there are opportunities to provide our services to U.S.-allied nations who might seek a complement to national capabilities in geospatial analytics. Our strategy focuses on those countries that currently have deep and long-standing relationships with our Earth Intelligence segment and other close U.S. allies.

Growing with and expanding our installed base among commercial customers—we have over 400 commercial customers that use our data in their products and applications across a variety of industries including technology, telecom, transportation, mining and oil and gas. The confluence of high-performance computing and machine learning algorithms are allowing for insights to be extracted from ever greater levels of data, which in turn is driving innovation across our customer base. We expect this trend to continue, and we seek to grow with our existing customers as well as to grow our installed base by leveraging our market leading imagery capabilities. Furthermore, we believe our capabilities in machine learning, AI and products that allow greater insights to be more easily extracted from large amounts of geospatial data will position us to sell additional solutions and services to our commercial customers.

Providing products based on machine learning and artificial intelligence—we are developing our capabilities in machine learning and AI to extract greater insight from the geospatial data available to us and our customers. The most capable algorithms rely on expertise in machine learning and AI, as well as large volumes of data, both of which we have. We are also working on the productization of our capability set across geospatial analytics and services to facilitate the penetration of the U.S. government, international government and commercial markets. As part of this effort we are also integrating our products and capabilities into customer systems, serving key, highly time-dominant missions at the tactical edge.

Delivering 3D products to global defense, intelligence and commercial customers – through Vricon, we are expanding the market demand for global scale 3D products. 3D products allow decision makers to understand their operational environment in 3D – developing new insights that enable them to make better, faster decisions. We see a growing opportunity to sell 3D data and software products to the military and intelligence community to support virtual training environments and provide better information to the warfighter. U.S. defense and intelligence customers are seeking solutions to support intelligence fusion, maneuver and other mission requirements. We also see significant opportunity with our commercial customers as they look for more accurate geodata to improve their products. Additionally, we recently entered into license arrangements related to certain consumer applications. The current investment in 5G networks and Internet of Things provides a unique opportunity to deliver network operators a better data solution to improve their future networks. Additional use cases continue to grow as 3D products and precision data sets become better understood.

Space Infrastructure

Driving revenue through improvement in our products and manufacturing and program capabilities— we are developing differentiated capabilities that are designed for future space exploration, including propulsion, power and robotics. We believe these elements will be critical to helping our customers operate in an increasingly contested space environment and in achieving successful space exploration missions. We are also developing our satellite architectures and manufacturing capabilities to assure that we can successfully fulfill both government and commercial customer requirements on future programs, including high volume / low mix and variable volume / high mix programs. We plan to team with providers of digital payload technology to enhance our offering if our customers express interest in it. We are also developing relationships across the supply chain to assure that we can seamlessly provide a broad-breadth of mission sets to our customers. Finally, we are working to transform our operations (e.g. location strategy, workforce shaping, technology and systems investment and CAS / FAR compliance) so that we can address a larger set of opportunities across our government and commercial customers.

Growing our U.S. and international civil exposure—we have a long history with civil space programs dating back to the Apollo missions. Current NASA programs include the Power Propulsion Element for the Lunar Gateway, OSAM-1 and Psyche TEMPO. We have also provided every robotic arm on NASA’s Mars rovers. We seek to leverage our investments and expertise in propulsion, power and robotics, as well as our strong legacy of performance, when pursuing further civil work in the U.S. and abroad.

Deepening our penetration of U.S. national programs—to date, we have won several classified and unclassified study contracts with U.S. defense and intelligence customers. We seek to further penetrate these markets by utilizing our flexible satellite architectures, design and engineering capabilities and commercial business practices—all of which we believe can create compelling value propositions.

Providing flexible platforms to our commercial customers—we currently provide components, subsystems and system architectures to our customers for communications and EO satellites in LEO, MEO and GEO orbits. In communications, we offer flexible platforms across various architecture platforms and mission payloads from standard analog to high throughput, and we are investing in digital solutions. In EO, we also offer flexible solutions across various architecture platforms and mission payloads, including electro-optic. Our goal is to be positioned well to compete for future single satellite or full constellation build orders from our customers, across a wide range of the architectures, payloads or Earth orbit chosen to fulfill mission requirements.

Government Contracts and Regulations

Our operations are heavily regulated under various federal, state, local and international laws. Our operations in the U.S. government market are subject to significant government regulation. We contract with numerous U.S. government agencies and entities, including branches of the U.S. military and NASA. We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. government and other governments’ contracts, including foreign governments. Additional information about the risks relating to government contracts and regulations appears in "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

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

Foreign and Domestic Operations

In the year ended December 31, 2020, approximately 18% of our revenue was derived from non-U.S. sales, and we intend to continue to pursue international contracts. International operations are subject to certain risks, such as: changes in domestic and foreign governmental regulations and licensing requirements; changes in relations between the U.S. and a particular foreign country; increases in tariffs and taxes and other trade barriers; foreign currency fluctuations; changes in political and economic stability; effects of austerity programs or similar significant budget reduction programs; potential preferences by prospective customers to purchase from local (non-U.S.) sources; and difficulties in obtaining or enforcing judgments in foreign jurisdictions.

In addition, our international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and provide for penalties in the event we fail to meet such requirements.

Environmental Regulations

Our operations are regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the soil, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We have infrastructure in place to ensure that our operations are in compliance with all applicable environmental regulations. We do not believe that the costs of compliance with these laws and regulations will have a material adverse effect on our capital expenditures, operating results or competitive position. The imposition of more stringent standards or requirements under environmental laws or regulations or a determination that we are responsible for the release of hazardous substances at our sites could result in expenditures in excess of amounts currently estimated to be required for such matters. We have been designated, along with numerous other companies, as a potentially responsible party for the clean-up of several hazardous waste sites. Based on available information, we do not believe that any costs incurred in connection with such sites will have a material adverse effect on our financial condition, results of operations, capital expenditures or competitive position. There can be no assurance that additional environmental matters will not arise in the future, or that costs will not be incurred with respect to sites at which no problem is currently known.

Resources

Intellectual Property

We own a substantial intellectual property portfolio that includes many U.S. and foreign patents, as well as many U.S. and international trademarks, service marks, domain names and copyrights. We actively pursue internal development of intellectual property. In addition to our patent portfolio, we own other intellectual property such as unpatented trade secrets, know-how, data and software. Additionally, we rely on licenses of certain intellectual property to conduct our business operations, including certain proprietary rights to and from third parties. While our intellectual property rights in the aggregate are important to our operations, we do not believe that any particular trade secret, patent, trademark, copyright, license or other intellectual property right is of such importance that its loss, expiration or termination would have a material effect on our business.

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

Research and Development

We have a history of investing in development of technological advancements in our field of aerospace. We have both internally and externally funded research and development projects. Our current and future business is dependent on developing new enhancements and technology that go into our existing and future products and services. Our annual research and development expenses from continuing operations were $15 million in 2020, $10 million in 2019 and $88 million in 2018. We intend to continue our focus on research and development and product and service enhancements as a key strategy for innovation and growth. One of our current areas of focus is our development of the WorldView Legion program, a capital project, and other new offerings within our Earth Intelligence segment, including 3D technology through our acquisition of Vricon. Our efforts will continue to be directed into fields that we believe offer the greatest opportunities for long-term growth and profitability.

Backlog

A summary of our backlog is set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Backlog” of this Annual Report on Form 10-K.

Seasonality

We have not historically experienced material seasonality in our businesses.

Financial and Other Business Information

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for financial information, including revenues and earnings from operations, for each of our reportable segments.

Human Capital

We endeavor to cultivate a positive experience as we deliver on Maxar and customer missions by attracting, growing and engaging current and future Maxar team members; creating strong partnerships across the business; championing culture and fostering an inclusive and diverse environment; and impacting the broader community. We take great pride in our values:

Behind the words are leaders, managers and team members who believe in our values and live by them. As of December 31, 2020, we employed 4,300 team members globally. 97% are U.S. based and 3% are international. Within the U.S. no team members are unionized, while in Europe a small number of team members are represented by a trade union. Additionally, Maxar employs a highly technical workforce, with 78% of our employees working in engineering or operations functions, and the remainder in our sales and general and administrative functions.

Attracting Talent

The success of Maxar’s business depends largely on our ability to attract, grow and engage a diverse population of talented technical and skilled team members at all levels. To succeed in highly competitive labor markets, and for skill sets that are scarce in the market, we have developed talent acquisition, team member engagement and total rewards strategies, to achieve and maintain a competitive position.

Total Rewards

Our rewards programs are designed to provide for competitive pay and benefits to all levels of team members.

We strive to offer comprehensive benefits at a highly competitive cost-share to US team members, including health insurance, direct access round-the-clock access to doctors virtually and on-site, paid and unpaid leave, parental leave for all new parents for birth or adoption, retirement, life and disability programs, voluntary benefit options flexible to individual team member and family needs, tuition reimbursement, adoption reimbursement, pet insurance and enhanced mental and emotional health support.

In order to encourage our Value “We Act Like Owners”, we offer an Employee Stock Purchase Plan with a discount for team members in countries where it is practical to offer the program. We also offer short- and long-term incentive programs to eligible team members.

Outside of the U.S., we provide benefits, retirement and time-off in countries where we have a meaningful population of team members, designed based upon, among other things, market-specific practices and culture alignment.

Engaging Talent

In order to more fully engage team members and understand their needs, we regularly seek team member feedback by conducting anonymous pulse surveys on a variety of topics, including strategy, understanding leadership effectiveness, communications clarity and other areas for improvements. In 2020 we had a specific focus on our company response to the COVID-19 pandemic and how team members were faring. For both ongoing and targeted pulse surveys the results are shared with leaders and team members, and our executive team analyzes areas for future focus and prioritization in response to the feedback to drive meaningful improvement in team member engagement.

We have identified certain human capital focus areas to promote engagement of team members, including providing competitive wages and benefits, providing opportunities for individual and leader development and promoting an inclusive work environment.

Diversity, Inclusion and Belonging (DIB)

Our DIB efforts are led by a council of senior executives, and supported by diverse teams across the Company, supported by our Human Resources organization. We believe that our greatest strength comes from our team members. Through building a work environment where our team members feel respected and included, we unlock great potential, innovation and success. We are passionate and committed to creating an inclusive workplace that promotes and values diversity and belonging, not just because it is the right thing to do, but because we believe it makes Maxar stronger. “We Stay Curious” and focus on this journey where everyone can be their authentic self and do their best work.

COVID-19 Response

Team member health and safety is core to our successful operations across all areas of our business including manufacturing and satellite operations environments and our work at customer sites. The Company has taken significant actions in 2020 to address risk factors associated with COVID-19 and business continuity:

●	We built a COVID-19 Response Team comprised of facilities, safety, security, HR, IT and business leaders, which has met regularly for the majority of 2020, and will continue into 2021
●	As a company deemed to be government essential, we moved quickly to a remote work stance for as many team members as possible, to ensure our facilities could remain open and safe for team members required to work on-site
●	We provided PPE, on-site meals, detailed protocols and processes, security and temperature checks and signage and improved our HVAC systems
●	We conducted several pulse surveys of our team members, with special focus on our COVID-19 response and opportunities for improvement to ensure we understood team member concerns and could proactively address those concerns
●	Our strategies provided resiliency for our team members, as we have not had to cut compensation or benefits during the COVID-19 period, and have enhanced support such as lunches provided for on-site employees, a stipend for equipment for employees working remote and additional leave support
●	Our strategies provided resiliency for our customers, as we have been able to keep our operations open
●	We focused on continuous communication and resources for team members, including open question and answer forums, health & safety updates, benefits and mental health, exposure notifications and travel information

We have adopted a significant structure and approach to guide future decisions when evaluating the status and readiness of facilities to reopen to more team members, and we will monitor and audit our locations and team member status to ensure we continue to operate safely for all stakeholders.

Available Information

Our website can be accessed at http://www.maxar.com. The website contains information about us and our operations. Through a link on the Investor Relations section of our website, copies of our filings with the U.S. Securities and Exchange Commission (“SEC”), including any Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to each of those reports and statements can be viewed and downloaded free of charge as soon as reasonably practicable after the reports have been filed or furnished with the SEC. The information on our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K. Additionally, our reports, proxy and information statements and other information filed with the SEC are available on the SEC’s website at

http://www.sec.gov or at the SEC Public Reference Room in Washington, D.C. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our reports, proxy and information statements and other information filed can also be found under our SEDAR profile at www.sedar.com.

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

Risk Factors Summary

Below is a summary of the principal risk factors that could adversely affect our business. This summary does not address all the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks, can be found after this summary in Item 1A of this Annual Report on Form 10-K.

●	We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, results of operations and stock price.
●	The future revenue and operating results of the Space Infrastructure segment are dependent on our ability to generate a sustainable order rate for the satellite and space manufacturing operations and develop new technologies to meet the needs of our customers or potential new customers.
●	Our business with various governmental entities is subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.
●	Our revenue, results of operations and reputation may be negatively impacted if our programs fail to meet contractual requirements or our products contain defects or fail to operate in the expected manner.
●	Satellites are subject to construction and launch delays, launch failures, damage or destruction during launch, the occurrence of which can materially and adversely affect our operations.
●	If our satellites fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.
●	Loss of, or damage to, a satellite and the failure to obtain data or alternate sources of data for our products may have an adverse impact on our results of operations and financial condition.
●	Interruption or failure of our infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.
●	Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.
●	We are a party to legal proceedings, investigations and other claims or disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any of which could adversely affect our business.
●	Acquisitions or divestitures could result in adverse impacts on our operations.
●	Our business with various governmental entities is concentrated in a small number of primary contracts. The loss or reduction in scope of any one of our primary contracts would materially reduce our revenue.

●	Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.
●	Changes in U.S. government policy regarding use of commercial data or Space Infrastructure providers, or material delay or cancellation of certain U.S. government programs, may have a material adverse effect on our revenue and our ability to achieve our growth objectives.
●	We face competition that may cause us to have to either reduce our prices for imagery and related products and services or to lose market share.
●	We operate in highly competitive industries and in various jurisdictions across the world, which may cause us to have to reduce our prices.
●	We may be required to recognize impairment charges.
●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.
●	Our business involves significant risks and uncertainties that may not be covered by insurance.
●	We often rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.
●	We are dependent on our ability to attract, train and retain employees. Our inability to do so, or the loss of key personnel, would cause serious harm to our business.
●	Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
●	Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, including funding future satellites, or we may be able to do so only on terms that significantly restrict our ability to operate our business.
●	Our ability to obtain additional debt or equity financing or government grants to finance operating working capital requirements and growth initiatives may be limited or difficult to obtain, which could adversely affect our operations and financial condition.
●	Our indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.
●	Our current financing arrangements contain certain restrictive covenants that impact our future operating and financial flexibility.
●	Our actual operating results may differ significantly from our guidance.
●	We could be adversely impacted by actions of activist stockholders, and such activism could impact the value of our securities.
●	The price of our common stock has been volatile and may fluctuate substantially.
●	Our operations in the U.S. government market are subject to significant regulatory risk.
●	Failure to comply with the requirements of the National Industrial Security Program Operating Manual could result in interruption, delay or suspension of our ability to provide our products and services, and could result in loss of current and future business with the U.S. government.
●	Our business is subject to various regulatory risks that could adversely affect our operations.

●	Changes in tax law, in our tax rates or in exposure to additional income tax liabilities or assessments may materially and adversely affect our financial condition, results of operations and cash flows.
●	Our ability to use our U.S. federal and state net operating loss carryforwards and certain other tax attributes may be limited.
●	Our operations are subject to governmental law and regulations relating to environmental matters, which may expose us to significant costs and liabilities that could negatively impact our financial condition.

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

We are both receiving and seeking reimbursement of COVID-19-related costs under our U.S. Government contracts under Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which allows federal agencies to reimburse contractors at the minimum applicable contract billing rate for costs to keep its employees or subcontractors in a ready state. Reimbursement of any costs under Section 3610 of the CARES Act increases sales, but is not fee bearing. On December 27, the Consolidated Appropriations Act of 2021 was enacted which extended Section 3610 of the CARES Act through March 31, 2021.

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

The cyclical nature of the commercial satellite market could negatively impact our ability to accurately forecast customer demand. The markets that we serve may not grow in the future and we may not be able to maintain adequate gross margins or profits in these markets. Specifically, sales of the 1300 bus have historically been important to our results and there is no assurance that this market will continue to grow or demand levels will increase, nor is there assurance that the market for the smaller bus, which spans a range from 500kg to 1300kg, will offset any decreases in the market for the 1300 bus or provide future growth. Our growth is dependent on the growth in the sales of services provided by our customers, our customers’ ability to anticipate market trends and our ability to anticipate changes in the businesses of our customers and to successfully identify and enter new markets. If we fail to anticipate such changes in demand, our business, results of operations and financial position could be adversely affected.

On January 1, 2019, we completed a reorganization of our corporate structure pursuant to which we directly acquired all of the issued and outstanding shares of Maxar Technologies Ltd. (“Maxar Canada”) and we replaced Maxar Canada as the publicly-held parent company of the Maxar group (“U.S. Domestication”). As part of our U.S. Domestication we believe that we will continue to capitalize on projected benefits within the Space Infrastructure segment. These benefits include anticipated growth within our U.S. government customer base as well as diversifying into national and civil missions. The failure to do so may have a material adverse effect on our business, results of operations and financial condition.

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

Failure or delays to develop technologies or team with providers to obtain technologies to meet the requisite and evolving industry or user standards could have a material adverse effect on our business, results of operations and financial condition. Failure of suppliers to deliver against end customer requirements could lead to a material adverse effect on our financial results within the Space Infrastructure segment.

Our business with various governmental entities is subject to the policies, priorities, regulations, mandate and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.

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

Our revenue, results of operations and reputation may be negatively impacted if our programs fail to meet contractual requirements or our products contain defects or fail to operate in the expected manner.

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

We employ sophisticated design and testing processes and practices, which include a range of stringent factory and on-site acceptance tests with criteria and requirements that are jointly developed with customers. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the satellites, products, hardware and software we sell or resolve any delays or availability issues in the launch services we procure. Failure to do so could result in increased costs, lost revenue and damage to our reputation and may adversely affect our ability to win new contract awards. The Company manufactures satellites with the intention of receiving full contractual value for builds; however, due to the inherent complexity, a number of adverse variables could negatively impact the Company’s ability to collect on the full amount of contractual consideration. Such variables include, among others, schedule delays, including those caused by suppliers or major subcontractors, contractual disputes, failure to meet technological requirements and customer solvency concerns. These variables could lead to termination for convenience or default on our contracts which could have a material adverse effect on our financial results. Historically, we have experienced significant delays in the building of certain satellites. We are currently experiencing a number of schedule delays, some of which are significant, in our satellite builds due to a number of factors, inclusive of COVID-19 delays, subcontractor issues and technological requirements and we are working closely with our customers as we continue to address these delays. We have, where appropriate, asserted force majeure provisions in our contracts but these can be subject to dispute.

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

In the Earth Intelligence segment, we rely on data collected from a number of sources including data obtained from satellites. We may become unable or limited in our ability to collect such data. For example, satellites can temporarily go out of service and be recovered, or cease to function for reasons beyond our control, including the quality of design and construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits and space environments in which the satellites are placed and operated. Electrostatic storms, collisions with other objects or actions by malicious actors, including cyber related, could also damage the satellites. Additionally, in certain instances, governments may discontinue for periods of time the access to or operation of a satellite for any particular area on the Earth and for various reasons may not permit transmission of certain data, whether from a satellite owned by the government or not.

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

We are vulnerable to natural disasters and significant disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics or pandemics, acts of terrorism, power shortages and blackouts, aging infrastructures and telecommunications failures. Furthermore, climate change has, and may continue to, increased the rate, size and scope of these natural disasters. In the event of such a natural disaster or other disruption, we could experience: disruptions to our operations or the operations of suppliers, subcontractors, distributors or customers; destruction of facilities; and/or loss of life.

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

Our operations, products, solutions, analysis and intellectual property are inherently at risk of loss, inappropriate access, or tampering by both insider threats and external bad actors. In particular, our operations face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information, intellectual property, mission operations and networks. Our systems (internal, customer and partner systems) and assets may also be subject to damage or interruption from natural and other disaster events or disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics or pandemics, acts of terrorism, power shortages and blackouts, aging infrastructures and telecommunications failures. In addition, insider threats, threats to the safety of our directors and employees, threats to the security of our facilities, infrastructure and supply chain and threats from terrorist acts or other acts of aggression could have a material adverse impact on our business.

Our products, solutions and analysis that we develop and or delivery to our customers are also at risk of disruption, loss, or tampering. The integrity of the data (e.g., pixels), information and analysis in our products and services is at risk to be manipulated either before or after delivery to a customer. Our products with derived information characteristics are also at risk of being incorrect due to deceptive practices by others or errors.

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

A security event or other significant disruption of our systems, assets, products or solutions could:

●	disrupt the proper functioning of our networks, applications and systems and therefore our operations and/or those of certain of our customers, or partners;
●	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, our or our customers’ proprietary, confidential, sensitive or otherwise valuable information, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
●	destroy or degrade assets including space, ground and intellectual property assets;
●	manipulate or tamper with our products, solutions, analysis, or other systems delivered to our customers or partners;
●	compromise other sensitive government functions; and
●	damage our reputation with our customers (particularly agencies of various governments) and the public generally.

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

These legal proceedings could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition. These and other legal proceedings and investigations are inherently uncertain and we cannot predict their duration, scope, outcome or consequences. There can be no assurance that these or any such matters that have been or may in the future be brought against us will be resolved favorably. In connection with any government investigations, in the event the government takes action against us or the parties resolve or settle the matter, we may be required to pay substantial fines or civil and criminal penalties and/or be subject to equitable remedies, including disgorgement or injunctive relief. Other legal or regulatory proceedings, including lawsuits filed by private litigants, may also follow as a consequence. These matters are likely to be expensive and time-consuming to defend, settle and/or resolve and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. They may also cause damage to our business reputation. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Acquisitions or divestitures could result in adverse impacts on our operations.

In order to grow our business, we may acquire additional assets or companies, including for example, our recent Vricon Acquisition completed on July 1, 2020. In connection with the Vricon Acquisition or any future acquisitions, there can be no assurance that we will be able to identify, acquire, or obtain the required regulatory approvals, or profitably manage the additional businesses or successfully integrate any acquired businesses, products or technologies without substantial expenses, delays or other operational, regulatory, or financial problems. In addition, any acquired businesses, products or technologies may not achieve anticipated revenues and income growth.

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

We operate in highly competitive industries and in various jurisdictions across the world, which may cause us to have to reduce our prices.

We operate in highly competitive industries and many of our competitors are larger and have substantially greater resources than we have. Our primary competitors for satellite manufacturing contracts include the Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation in the United States and Thales S.A. and Airbus Defence and Space, a subsidiary of the Airbus Group, in Europe. We may also face competition in the future from emerging low-cost competitors in India, Russia and China. Competition in our Imaging and Services business is highly diverse, and while our competitors offer different products, there is often competition for contracts that are part of governmental budgets. Our major existing and potential competitors for our Imagery business include commercial satellite imagery companies, state-owned imagery providers, aerial imagery companies, free sources of imagery and unmanned aerial vehicles. Our Services segment faces competition from companies that provide geospatial analytic information and services to the U.S. government, including defense prime contractors such as L3Harris and Booz Allen Hamilton.

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

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

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

The price and availability of insurance fluctuate significantly. Although we have historically been able to obtain insurance coverage for in-orbit satellites, we cannot guarantee that we will be able to do so in the future. We intend to maintain insurance for our operating satellites, but any determination we make as to whether to obtain insurance coverage will depend on a variety of factors, including the availability of insurance in the market, the cost of available insurance and the redundancy of our operating satellites. Insurance market conditions or factors outside our control at the time we are in the market for the required insurance, such as failure of a satellite using similar components, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. The cost of our insurance has been increasing and may continue to increase. Higher premiums on insurance policies will reduce our operating income by the amount of such increased premiums. If the terms of in-orbit insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain, or we may not be able to obtain insurance at all.

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

Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services, such as construction of satellites and launch vehicles and management of certain remote ground terminals and direct access facilities. In addition, our manufacturing operations depend on specific technologies and companies for which there may be a limited number of vendors. If these vendors are unable to meet our needs because they fail to perform adequately, are unable to match new technological requirements or problems, or are unable to dedicate engineering and other resources necessary to provide the services contracted for, our business, financial position and results of operations may be adversely affected. While alternative sources for these products, services and technologies may exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to operate our business. Furthermore, these vendors may request changes in pricing, payment terms or other contractual obligations, which could cause us to make substantial additional investments.

Additionally, some of our suppliers’ employees are represented by labor unions. Labor union actions at suppliers can also affect us. Work stoppages and instability in our relationships with labor unions could delay the production and/or development of our products, which could strain relationships with customers, cause a loss of revenues and adversely affect our operations.

Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.

Many raw materials, major components and product equipment items, particularly in our Space Infrastructure segment, are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations and damage to customer relationships and could have a material adverse effect on our operating results, financial condition, or cash flows.

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

To protect our proprietary rights, we rely on a combination of patent protections, copyrights, trade secrets, trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, subcontractors, vendors and customers. Although we apply rigorous standards, documents and processes to protect our intellectual property, there is no absolute assurance that the steps taken to protect our technology will prevent misappropriation or infringement. Litigation may be necessary to enforce or protect our intellectual property rights, our trade secrets or determine the validity and scope of the proprietary rights of others. Such litigation may be time-consuming and expensive to prosecute or defend and could result in the diversion of our time and resources. In addition, competitors may design around our technology or develop competing technologies.

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

We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to business acquisitions, revenue recognition, including our long-term contracts accounted for utilizing the cost-to-cost method, restructuring costs, recoverability of assets including customer receivables, valuation of goodwill and intangibles, contingencies, stock-based compensation and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies or developments in the business, which could materially affect our consolidated financial statements.

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

Significant changes in actual return on pension assets, discount rates and other factors could adversely affect our results of operations and require cash pension contributions in future periods. Changes in discount rates and actual asset returns different than our expected asset returns can result in significant non-cash actuarial gains or losses which we record in the fourth quarter of each fiscal year and, if applicable, in any quarter in which an interim re-measurement is triggered. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations.

We also provide other postretirement benefits to certain of our employees, consisting principally of health care, dental and life insurance for eligible retirees and qualifying dependents. Our estimates of future costs associated with these benefits are also subject to assumptions, including estimates of the level of medical cost increases and discount rates.

For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see Part II, Item 7, “Management's Discussion and Analysis—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Fluctuations in foreign exchange rates could have a negative impact on our business.

Our revenues, expenses, assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars for the purposes of compiling our consolidated financial statements. We have in the past and may in the future, use hedging strategies to manage and minimize the impact of exchange rate fluctuations on our cash flow and economic profits. There are complexities inherent in determining whether and when foreign exchange exposures will materialize, in particular given the possibility of unpredictable revenue variations arising from schedule delays and contract postponements. Furthermore, if we use hedging strategies in the future, we could be exposed to the risk of non-performance of our hedging counterparties. We may also have difficulty with our hedging strategy in the future depending on the willingness of hedging counterparties to extend credit. Accordingly, no assurances may be given that our exchange rate hedging strategy would protect us from significant changes or fluctuations in revenues and expenses denominated in U.S. dollars.

Our restructuring activities and cost saving initiatives may not achieve the results we anticipate.

We have previously and may in the future undertake cost reduction initiatives and organizational restructurings to improve operating efficiencies, optimize our asset base and generate cost savings. For example, in 2018 and 2019 we undertook restructuring plans intended to reduce headcount and implement other efficiency initiatives. We cannot be certain that these initiatives have been or will be completed as planned or without business interruption, that these initiatives will not generate additional costs, such as severance or other charges, or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time.

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

We need capital to finance operating working capital requirements and growth initiatives and to pay our outstanding debt obligations as they become due for payment. If the cash generated from our businesses, together with the credit available under existing bank facilities, is not sufficient to fund future capital requirements, we will require additional debt or equity financing. Our ability to access capital markets on terms that are acceptable to us will be dependent on prevailing market conditions, as well as our future financial condition. Further, our ability to increase our debt financing and/or renew existing facilities may be limited by our existing leverage, financial and non-financial covenants, credit objectives and debt capital market conditions.

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

Our indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.

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

Our current financing arrangements contain certain restrictive covenants that may impact our future operating and financial flexibility. Our debt funding is provided under our financing agreements, which contains a series of positive and negative covenants with which we must comply, including financial and non-financial covenants. If we fail to comply with any covenants and are unable to obtain a waiver or other cure thereof, the lenders under the Syndicated Credit Facility or under the 2023 or 2027 bond issuances may be able to take certain actions with respect to the amounts owing under such agreements, including requiring early payment thereof. Any such actions could have a material adverse effect on our financial condition. These covenants could also have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

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

Uncertainty with respect to the cessation of the London Interbank Offered Rate (“LIBOR”) at the end of 2021 could impact our cost of borrowing and interest rate risk

We have outstanding debt and interest rate swaps with variable interest rates using LIBOR as a factor to determine the interest rates. In July 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear if at that time whether or not LIBOR will cease. Recent proposals for alternative overnight and term rates may result in the establishment of new methods of calculating one or more alternative benchmark rates.

In the United States, the Alternative Reference Rate Committee ("ARRC"), a group of diverse private-market participants assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, has begun publishing a Secured Overnight Financing Rate (“SOFR”), and has emerged as the ARRC's preferred alternative rate upon cessation of LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities in the repurchase agreement market. At this time, it is not possible to predict how markets will respond to SOFR.

The cessation of LIBOR, including the exact timing of its cessation, as well as its transition to another benchmark rate, or rates, could have adverse impacts on our outstanding interest rate swaps maturing in 2022 and our Credit Facility maturing in 2023. This change may necessitate updates to our swaps and Credit Facility, and ultimately, adversely affect our financial condition and results of operations.

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

The environment in which we operate is highly regulated due to the sensitive nature of our complex and technologically advanced systems, including satellites, products, hardware and software, in addition to those regulations broadly applicable to publicly listed corporations. There are numerous regulatory risks that could adversely affect operations, including but not limited to:

●	Changes in laws and regulations. It is possible that the laws and regulations governing our business and operations will change in the future. A substantial portion of our revenue is generated from customers outside of the U.S. There may be a material adverse effect on our financial condition and results of operations if we are required to alter our business to comply with changes in both domestic and foreign regulations, telecommunications standards, foreign policy, tariffs or taxes and other trade barriers that reduce or restrict our ability to sell our products and services on a global basis, or by political and economic instability in the countries in which we conduct business. Any failure to comply with such regulatory requirements could also subject us to various fines, penalties or sanctions.
●	Export Restrictions. Certain of our businesses and satellites, systems, products, services or technologies we have developed require the implementation or acquisition of products or technologies from third parties, including those in other jurisdictions. In addition, certain of our satellites, systems, products or technologies may be required to be forwarded or exported to other jurisdictions. In certain cases, if the use of the technologies can be viewed by the jurisdiction in which that supplier or subcontractor resides as being subject to export constraints or restrictions relating to national security, we may not be able to obtain the technologies and products that we require from suppliers or subcontractors who would otherwise be our preferred choice or may not be able to obtain the export permits necessary to transfer or export our technology. To the extent that we are able, we obtain pre-authorization for re-export prior to signing contracts which oblige us to export subject technologies, including specific foreign government approval as needed. In the event of export restrictions, we may have the ability through contract force majeure provisions to be excused from our obligations. Notwithstanding these provisions, the inability to obtain export approvals, export restrictions or changes during contract execution or non-compliance by our customers could have an adverse effect on our revenues and margins.
●	U.S. Government Approval Requirements. For certain aspects of our business operations, we are required to obtain U.S. government licenses and approvals to enter into agreements or engage in commercial transactions with various end users (including government bodies) in order to export satellites and related equipment, disclose technical data or provide defense services to foreign persons. The delayed receipt of or the failure to obtain the necessary U.S. government licenses, approvals and agreements may prohibit entry into or interrupt the completion of contracts which could lead to a customer’s termination of a contract for default, monetary penalties and/or the loss of incentive payments.
●	Competitive Impact of U.S. Regulations on Satellite Sales. Some of our customers and potential customers, along with insurance underwriters and brokers, have asserted that U.S. export control laws and regulations governing disclosures to foreign persons excessively restrict their access to information about the satellite during construction and on-orbit. Office of Foreign Assets Control (“OFAC”) sanctions and requirements may also limit certain business opportunities or delay or restrict our ability to contract with potential foreign customers or operators. To the extent that our non-U.S. competitors are not subject to OFAC or similar export control or economic sanctions laws and regulations, they may enjoy a competitive advantage with foreign customers, and it could become increasingly difficult for the U.S. satellite manufacturing industry, including us, to recapture this lost market share. Customers concerned over the possibility that the U.S. government may deny the export license necessary for us to deliver their purchased satellite to them, or the restrictions or delays imposed by the U.S. government licensing requirements, even where an export license is granted, may elect to choose a satellite that is purportedly free of International Traffic in Arms Regulations (“ITAR”) offered by a non-U.S. supplier. We are further disadvantaged by the fact that a purportedly “ITAR-free” satellite may be launched less expensively in China on the Chinese Long March rocket, a launch vehicle that, because of ITAR restrictions, is not available to us.
●	Anti-Corruption Laws. As part of the regulatory and legal environments in which we operate, we are subject to global anti-corruption laws that prohibit improper payments directly or indirectly to government officials, authorities or persons defined in those anti-corruption laws in order to obtain or retain business or other improper advantages in the conduct of business. Our policies mandate compliance with anti-corruption laws. Failure by our employees, agents, subcontractors, suppliers and/or partners to comply with anti-corruption laws could impact us in various ways that include, but are not limited to, criminal, civil and administrative fines and/or legal sanctions and the inability to bid for or enter into contracts with certain entities, all of which could have a significant adverse effect on our reputation, operations and financial results.

Changes in tax law, in our tax rates or in exposure to additional income tax liabilities or assessments may materially and adversely affect our financial condition, results of operations and cash flows.

Changes in law and policy relating to taxes may materially and adversely affect our financial condition, results of operations and cash flows. For example, the new Administration and Congress could make changes to existing tax law, such as an increase in the corporate tax rate and enacting a minimum tax on worldwide book income. We continue to monitor tax law developments and assess the impact on the Company.

On March 27, 2020 the U.S. enacted the CARES Act which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact to our income tax expense for the year ended December 31, 2020.

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

We continue to examine the impact the CARES Act and the 2017 Tax Act may have on our business in future periods.

California has temporarily suspended the net operating loss carryover utilization, and capped the use of business incentive tax credits, for three years by the enactment of Assembly Bill 85 on June 29, 2020. This change in California tax law required Maxar to accrue an estimated tax expense for 2020.

Our ability to use our U.S. federal and state net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had approximately $791 million, $822 million and $16 million of federal, state and foreign net operating loss (“NOL”) carryforwards and $93 million tax credit carryforwards related to research and development expenditures and non-U.S. taxes paid.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change U.S. federal NOL carryforwards and other tax attributes (such as research tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. While we do not believe that we have experienced ownership changes in the past that would materially limit our ability to utilize our NOL carryforwards, the Section 382 rules are complex and there is no assurance our view is correct. Moreover, as a result of the shift in ownership of our stock that occurred in connection with the acquisition of DigitalGlobe, Inc. (“DigitalGlobe”) on October 5, 2017 (the “DigitalGlobe Transaction”), we could have experienced an ownership change if there were certain significant purchases of our stock or other events outside of our control. In the event that we experience ownership changes in the future, our ability to use pre-change NOL carryforwards and other tax attributes to offset post-change taxable income will be subject to limitations. As a result, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

We are subject to various federal, state, provincial and local environmental laws and regulations relating to the operation of our businesses, including those governing pollution, the handling, storage, disposal and transportation of hazardous substances and the ownership and operation of real property. In addition, we could be affected by future regulations imposed in response to concerns over climate change, other aspects of the environment or natural resources. We have been designated, along with other companies, as a named discharger potentially responsible for the cleanup of groundwater contamination at certain sites in California where we operate and there can be no assurance that the previous owners of those properties strictly complied with such environmental laws and regulations. Such laws and regulations may result in significant liabilities and costs to us due to the actions or inactions of the previous owners. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations or the discovery of previously unknown contamination could result in additional costs.

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

Our international business exposes us to risks relating to regulation, currency fluctuations and political or economic instability in foreign markets, which could adversely affect our revenue, earnings, cash flows and our financial condition.

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

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries. The United Kingdom formally left the European Union on January 31, 2020 and the transition period provided for in the withdrawal agreement entered by the United Kingdom and the European Union ended on December 31, 2020. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement that will apply provisionally after the end of the transition period until it is ratified by the parties to the agreement. On December 31, 2020, the United Kingdom passed legislation giving effect to the trade and cooperation agreement, with the European Union expected to formally adopt the agreement in early 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges.

Our U.K. operations service customers in the U.K. as well as in other countries in the EU, and these operations could be disrupted by Brexit. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, capital and people between the United Kingdom, the European Union and elsewhere.

ITEM 2.PROPERTIES

Our corporate headquarters are located at a leased facility in Westminster, Colorado. As of December 31, 2020, we had approximately two million square feet of total leased floor space at multiple locations in the United States, Europe, the Middle East and Asia, used for manufacturing, warehousing, research and testing, administrative and various other uses.

As of December 31, 2020, we had major operations in the following locations:

Space Infrastructure

Our Space Infrastructure segment primarily operates out of multiple locations in California. We lease approximately one million square feet of manufacturing and office space.

Earth Intelligence

Our Earth Intelligence segment primarily operates out of our U.S. locations in Colorado, Virginia, Maryland, Michigan, Florida and Missouri, our Sweden location and small sales offices also located internationally. We lease approximately one million square feet of office and operations space.

We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet our current requirements and those for the foreseeable future. See Note 10, Leases, in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding our lease commitments.

ITEM 3.LEGAL PROCEEDINGS

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 23, “Commitments and Contingencies” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, which is hereby incorporated by reference.

ITEM 4.MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Maxar trades on the NYSE and TSX under the ticker “MAXR”. As of February 17, 2021, there were approximately 72 stockholders of record of our common stock. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We declared and paid dividends of $0.04 per share of common stock during 2020 and 2019, respectively.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance

The information as to Securities Authorized for Issuance will be included in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 6.SELECTED FINANCIAL DATA

We have early adopted Securities and Exchange Commission amendments to Regulation S-K that eliminate certain disclosure requirements including selected financial data. As a result of early adoption we have omitted the selected financial data table from this Annual Report on Form 10-K.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a partner and innovator in Earth Intelligence and Space Infrastructure. We help government and commercial customers monitor, understand and navigate our changing planet; deliver global broadband communications; and explore and advance the use of space. Our approach combines decades of deep mission understanding and a proven commercial and defense foundation to deploy solutions and deliver insights with speed, scale and cost effectiveness. Our businesses are organized and managed in two reportable segments: Earth Intelligence and Space Infrastructure, as described below under “Segment Results”.

RECENT DEVELOPMENTS

Completion of the sale of MDA

On April 8, 2020, we completed the previously announced sale by Maxar and Maxar Technologies Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of Maxar (“Maxar Holdings” and, together with Maxar, the “Sellers”), of the MDA Business, the Company’s former Canadian subsidiary (“MDA Business”), pursuant to the Stock Purchase Agreement dated as of December 29, 2019 (as amended from time to time, the “MDA Agreement”) between the Sellers and Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. for an aggregate purchase price of $729 million (C$1.0 billion) (“MDA Transaction”) subject to customary purchase price adjustments set forth therein, including for working capital, cash and debt and as otherwise set forth in the MDA Agreement.

Acquisition of Vricon

On June 23, 2020, we announced our intent to exercise our call option to take full ownership of 3D data and analytics firm Vricon, Inc., (“Vricon Acquisition”) for approximately $143 million, or approximately $120 million net of cash at closing. To fund the transaction, we issued $150 million in aggregate principal amount of new senior secured notes, discussed below. The call option was exercised on June 25, 2020, and the Vricon Acquisition closed on July 1, 2020.

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

Sale of senior secured notes and repurchase of debt

On June 25, 2020, we issued $150 million aggregate principal amount of 7.54% Senior Secured Notes due 2027 (“2027 Notes”). The 2027 Notes were offered and sold to qualified institutional buyers in the U.S. pursuant to Rule 144A and outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended. The 2027 Notes have an interest rate of 7.54% per annum and were issued at a price equal to 98.25% of their face value. Proceeds from the 2027 Notes were used for general corporate purposes, including the financing of the Vricon Acquisition.

Separately, on June 25, 2020, we repurchased, in a privately negotiated transaction, $150 million aggregate principal amount of our 9.75% Senior Secured Notes due 2023 (“2023 Notes”). The 2023 Notes were repurchased (“2023 Notes Repurchase”) at approximately 112.45% of the principal amount on June 25, 2020.

The Company accounted for the issuance of the 2027 Notes and 2023 Notes Repurchase as debt modifications.

During the three months ended June 30, 2020, we also repaid $511 million of borrowings under Term Loan B using proceeds from the MDA Transaction.

Ukrainian customer lawsuit resolution

On March 31, 2020, an arbitral tribunal issued a final decision in favor of the Company related to claims asserted against us by a Ukrainian customer, dismissing the customer’s claims in their entirety. As previously disclosed in our SEC filings, we entered into an agreement with the Ukrainian customer in 2010 to provide a communication satellite system. In 2014, following the annexation of Crimea by the Russian Federation, we declared force majeure with respect to the program and subsequently terminated the contract. In July 2018, the Ukrainian customer issued a statement of claim in the arbitration it had commenced against us, challenging our right to terminate for force majeure and seeking to recover approximately $227 million. Following a hearing on the merits in December 2019, the arbitral tribunal dismissed the customer’s claims, and awarded us costs and attorney’s fees. See Note 23, “Commitments and contingencies” to the Consolidated Financial Statements in Part I, Item 1, “Financial Information” for further details. We have recognized a $39 million recovery of the previously recorded liability in relation to the Company’s dispute with the Ukrainian customer within the Income (loss) from discontinued operations, net of tax line item within the Consolidated Statement of Operations for the year ended December 31, 2020.

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

Our results of operations for the year ended December 31, 2020, include the current estimated impact of COVID-19. We had COVID-19 related estimated total costs at completion (“EAC”) growth of $27 million within the Space Infrastructure segment for the year ended December 31, 2020, which negatively impacted earnings for the same period. The changes in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours along with actuals realized during the year ended December 31, 2020. These costs are considered incremental and separable from normal operations.

Segment Results

Our CODM measures performance of our reportable segments based on revenue and Adjusted EBITDA. Our operating and reportable segments are: Earth Intelligence and Space Infrastructure. With our announcement of the MDA Transaction on December 30, 2019, and the subsequent closing of the MDA Transaction on April 8, 2020, the MDA segment has been classified within Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations and is no longer considered a reportable segment. All prior-period amounts have been adjusted to reflect the reportable segment change.

Earth Intelligence

In the Earth Intelligence segment, we are a global leader in high resolution space-based optical and radar imagery products and analytics. We launched the world’s first high resolution commercial imaging satellite in 1999 and currently operate a four-satellite imaging constellation, providing us with a 125 petabyte historical ImageLibrary of the highest-resolution, commercially available imagery. Our imagery solutions provide customers with timely, accurate and mission-critical information about our changing planet and support a wide variety of government and commercial applications, including mission planning, mapping and analysis, environmental monitoring, disaster management, crop management, oil and gas exploration and infrastructure management. Our principal customers in the Earth Intelligence segment are U.S. and other international government agencies (primarily defense and intelligence agencies), as well as a wide variety of commercial customers in multiple markets. We are a market leader in the commercial satellite Earth observation industry.

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

Space Infrastructure

In the Space Infrastructure segment, we design, build, integrate and test solutions for space-based communications satellites, Earth observation, on-orbit servicing, robotic assembly, and space exploration. We address a broad spectrum of needs for our customers, including mission systems engineering, product design, spacecraft manufacturing, assembly integration and testing. We provide advanced, reliable, and affordable spacecraft that enable our commercial customers to deliver valuable global services, and we are successfully partnering with the U.S. government in new space opportunities. Our principal customers in the Space Infrastructure segment are commercial satellite operators and government agencies worldwide.

MDA

As discussed above, in connection with the MDA Transaction, the financial results from this segment were classified as discontinued operations for all periods presented in this Annual Report on Form 10-K and it is no longer considered a reportable segment. The MDA Business developed and delivered advanced surveillance and intelligence solutions, defense and maritime systems, radar geospatial imagery, space robotics, satellite antennas and communication subsystems. Subsequent to the MDA Transaction, MDA continues to be a supplier of certain components and subsystems to us.

RESULTS OF OPERATIONS

The following table provides selected annual financial information for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2020	2019	2018	2019 to 2020		2018 to 2019
($ millions)
Revenues:
Product	$633	$560	$697	$73	13%	$(137)	(20)%
Service	1,090	1,106	1,107	(16)	(1)	(1)	(0)
Total revenues	$1,723	$1,666	$1,804	$57	3%	$(138)	(8)%
Costs and expenses:
Product costs, excluding depreciation and amortization	615	593	$775	22	4	$(182)	(23)%
Service costs, excluding depreciation and amortization	378	382	313	(4)	(1)	69	22
Selling, general and administrative	332	325	446	7	2	(121)	(27)
Depreciation and amortization	348	376	439	(28)	(7)	(63)	(14)
Impairment losses	47	14	586	33	*	(572)	(98)
Satellite insurance recovery	—	(183)	—	183	(100)	(183)	*
Loss (gain) on sale of assets	1	(136)	(33)	137	(101)	(103)	*
Operating income (loss)	$2	$295	$(722)	$(293)	(99)%	$1,017	(141)%
Interest expense, net	175	219	200	(44)	(20)	19	10
Other (income) expense, net	(104)	(1)	1	(103)	*	(2)	(200)
(Loss) income before taxes	$(69)	$77	$(923)	$(146)	(190)%	$1,000	(108)%
Income tax (benefit) expense	(22)	5	(48)	(27)	*	53	(110)
Equity in income from joint ventures, net of tax	(1)	(11)	(2)	10	(91)	(9)	*
(Loss) income from continuing operations	$(46)	$83	$(873)	$(129)	(155)	$956	(110)
Discontinued operations:
Income (loss) from operations of discontinued operations, net of tax	32	26	(377)	6	23	403	(107)
Gain on disposal of discontinued operations, net of tax	317	—	—	317	*	—	*
Income (loss) from discontinued operations, net of tax	349	26	(377)	323	*	403	(107)
Net income (loss)	$303	$109	$(1,250)	$194	178%	$1,359	(109)%

*Not meaningful.

Product and service revenue

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2020	2019	2018	2019 to 2020		2018 to 2019
($ millions)
Product revenues	$633	$560	$697	$73	13%	$(137)	(20)%
Service revenues	1,090	1,106	1,107	(16)	(1)	(1)	(0)
Total revenues	$1,723	$1,666	$1,804	$57	3%	$(138)	(8)%

Total revenues increased to $1,723 million from $1,666 million, or by $57 million, for the year ended December 31, 2020 compared to the same period in 2019. The increase was primarily driven by an increase in revenue in our Space Infrastructure segment partially offset by a decrease in revenue in our Earth Intelligence segment. The decrease was primarily driven by a $40 million decrease in the recognition of deferred revenue related to the EnhancedView Contract.

We recognized $120 million of deferred revenue from the EnhancedView Contract for the year ended December 31, 2019, compared to $80 million for the year ended December 31, 2020, as it was fully recognized as of August 31, 2020.

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

Product and service costs

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2020	2019	2018	2019 to 2020		2018 to 2019
($ millions)
Product costs, excluding depreciation and amortization	$615	$593	$775	$22	4%	$(182)	(23)%
Service costs, excluding depreciation and amortization	378	382	313	(4)	(1)	69	22
Total costs	$993	$975	$1,088	$18	2%	$(113)	(10)%

Total cost of product and services increased to $993 million from $975 million, or by $18 million, for the year ended December 31, 2020 compared to 2019. The increase in costs was primarily driven by an increase in costs within our Earth Intelligence segment partially offset by a decrease within our Space Infrastructure segment.

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

Selling, general and administrative

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2020	2019	2018	2020 to 2019		2018 to 2019
($ millions)
Selling, general and administrative	$332	$325	$446	$7	2%	$(121)	(27)%

Selling, general and administrative costs increased to $332 million from $325 million, or by $7 million, for the year ended December 31, 2020 compared to 2019. The increase is primarily due to an increase in stock-based compensation expense of $23 million. Stock-based compensation expense increased primarily due to a higher stock price. The increase is also due to an increase in labor related expenses of $16 million driven primarily by an increase in headcount and employee compensation. These increases were partially offset by a $15 million decrease in restructuring expenses, a $9 million decrease in transaction and integration related expenses and a $7 million decrease in travel related expenses driven by our COVID-19 operating posture.

Selling, general and administrative costs decreased to $325 million from $446 million, or by $121 million, for the year ended December 31, 2019 compared to 2018. The decrease was primarily driven by a decrease in research and development spend of $78 million, a $19 million decrease in integration expense related to the DigitalGlobe Transaction and a decrease in labor related expenses due to a reduction of headcount from actions taken during the first quarter of 2019.

Depreciation and amortization

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2020	2019	2018	2020 to 2019		2018 to 2019
($ millions)
Property, plant and equipment	$93	$107	$150	$(14)	(13)%	$(43)	(29)%
Intangible assets	255	269	289	(14)	(5)	(20)	(7)
Depreciation and amortization expense	$348	$376	$439	$(28)	(7)%	$(63)	(14)%

Depreciation and amortization expense decreased to $348 million from $376 million, or by $28 million, for the year ended December 31, 2020 compared to the same period in 2019. The decrease was primarily driven by a decrease in amortization expense for backlog acquired as part of the DigitalGlobe Transaction. We recognized a full year of amortization expense for the year ended December 31, 2019, compared to approximately nine months for the year ended December 31, 2020, as all of the U.S. government acquired backlog was fully amortized in October 2020. The decrease was also driven by a decrease in depreciation expense related to asset retirements made in the second half of 2019 and in the first quarter of 2020, the extension of the useful life of one satellite in the fourth quarter of 2019 and two satellites in the fourth quarter of 2020 and the sale of our owned properties in Palo Alto in December 2019. These decreases were partially offset due to the inclusion of depreciation and amortization expense from property, plant and equipment and intangible assets acquired as part of the Vricon Acquisition on July 1, 2020, compared to no such expense in the same period of 2019.

Depreciation and amortization expense decreased to $376 million from $439 million, or by $63 million, for the year ended December 31, 2019 compared to the same period in 2018. The decrease was primarily driven by a decrease in depreciation and amortization expense following asset impairments in the second half of 2018.

Impairment losses

	Year Ended December 31,			$ Change	% Change		$ Change	% Change

	2020	2019	2018	2020 to 2019			2018 to 2019
($ millions)
Impairment losses	$47	$14	$586	$33	*	%	$(572)	(98)%

*Not meaningful.

During the year ended December 31, 2020, we recognized impairment losses of $47 million primarily related to the write-off of a $33 million prepaid asset with a commercial provider of ground station services under a contract which was above current market value. In December 2020, we executed a new multi-year contract with the provider for services at reduced cost. As a result of the prior contract being terminated and the new contract being at market value, we concluded the remaining prepaid asset from the prior contract with the provider had no continuing value. In addition, during 2020 we recognized an impairment loss of $14 million related to our orbital receivables within the Space Infrastructure segment. This impairment loss was primarily due to a decrease in credit ratings associated with our largest orbital receivable.

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

Satellite insurance recovery

During the year ended December 31, 2019, we received insurance recoveries of $183 million related to the loss of imaging capability of our WorldView-4 satellite in December 2018. There were no insurance recoveries during the years ended December 31, 2020 or 2018.

Loss (gain) on sale of assets

Loss (gain) on sale of assets
	Year ended December 31,			$ Change	% Change	$ Change	% Change

	2020	2019	2018	2020 to 2019		2018 to 2019
($ millions)
Loss (gain) on sale of assets	$1	$(136)	$(33)	$137	(101)%	$(103)	*	%

*Not meaningful.

During the year ended December 31, 2020 we recognized a $1 million net reduction in the gain on sale of assets.

The net reduction in the gain on the sale of assets is primarily related to a $4 million reduction in the gain on our sale leaseback of our owned properties in Palo Alto, California due to the extension of our lease term on one of the properties. The reduction in the gain on sale of assets was partially offset by a $3 million gain on the disposal of assets within the Earth Intelligence segment.

During the year ended December 31, 2019 we recorded a gain of $136 million related to the sale and subsequent leaseback of our owned properties in Palo Alto, California.

During the year ended December 31, 2018, we recorded a gain of $33 million related to the sale of one of our buildings in Palo Alto, California.

Interest expense, net

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2020	2019	2018	2019 to 2020		2019 to 2018
($ millions)
Interest expense:
Interest on long-term debt	$191	$194	$171	$(3)	(2)%	$23	13%
Interest on orbital securitization liability	5	7	7	(2)	(29)	—	—
Interest expense on advance payments from customers[1]	3	15	26	(12)	(80)	(11)	(42)
Imputed interest and other	2	—	—	2	*	—	*
Loss on debt extinguishment	7	22	—	(15)	(68)	22	*
Interest expense on dissenting stockholder liability	—	—	3	—	*	(3)	(100)
Capitalized interest	(33)	(19)	(7)	(14)	74	(12)	171
Interest expense, net	$175	$219	$200	$(44)	(20)%	$19	10%

*Not meaningful.

[1]

Under the EnhancedView Contract, we received advanced payments from the U.S. government during the construction phase of the WorldView-1 satellite, which was more than one year before capacity was made available to them. The effect of imputing interest on these advanced payments was to increase contract liabilities with an offsetting charge to interest expense. As capacity was provided to the customer, revenue was recognized and the contract liabilities balance decreased. There was no contract liability balance associated with our EnhancedView Contract as of December 31, 2020 as the remaining revenue was fully recognized as of August 31, 2020.

Interest expense, net decreased to $175 million from $219 million, or by $44 million, for the year ended December 31, 2020 compared to 2019. The decrease was primarily due to a $15 million increase in the loss on debt extinguishment for the year ended December 31, 2019 compared to the same period in 2020, an increase in capitalized interest of $14 million related to the building of our WorldView Legion constellation and a $12 million decrease in interest on advance payments from customers.

Interest expense, net increased to $219 million from $200 million, or by $19 million, for the year ended December 31, 2019 compared to 2018. The increase is primarily due to a $23 million increase in interest on long-term debt and a $22 million loss on debt extinguishment. These increases were partially offset by an increase in capitalized interest of $12 million primarily related to the building of our WorldView Legion constellation and a $11 million decrease in interest on advance payments from customers.

Other (income) expense, net

	Year Ended December 31,			$ Change	% Change		$ Change	% Change

	2020	2019	2018	2019 to 2020			2018 to 2019
($ millions)
Other (income) expense, net	$(104)	$(1)	$1	$(103)	*	%	$(2)	(200)%

*Not meaningful.

Other income, net increased to $104 million from $1 million, or by $103 million, for the year ended December 31, 2020 compared to the same period in 2019. The increase was primarily driven by a gain of $85 million recorded as a result of the remeasurement of our previously held equity interest in Vricon due to the Vricon Acquisition. In addition, the increase was driven by a $5 million foreign exchange gain for the year ended December 31, 2020, compared to a $2 million foreign exchange loss for the year ended December 31, 2019.

Other (income) expense, net remained relatively unchanged year over year as it increased to income of $1 million for the year ended December 31, 2019 compared to a net loss of $1 million for the year ended December 31, 2018.

Income tax benefit

	Year Ended December 31,			$ Change	% Change		$ Change	% Change

	2020	2019	2018	2019 to 2020			2018 to 2019
($ millions)
Income tax (benefit) expense	$(22)	$5	$(48)	$(27)	*	%	$53	(110)%

*Not meaningful.

Income tax (benefit) expense changed to a benefit of $22 million from an expense of $5 million, or by $27 million, for the year ended December 31, 2020, compared to the same period in 2019. This change was primarily due to the release of a $17 million valuation allowance related to the deferred tax liability recorded in connection with the Vricon Acquisition and the reduction of the federal Base Erosion and Anti-Abuse Tax (“BEAT”) expense estimated at December 31, 2019.

Income tax expense (benefit) increased to an expense of $5 million from a benefit of $48 million, or by $53 million, for the year ended December 31, 2019 compared to 2018, primarily due to the recognition of a 2018 tax benefit associated with interest expense in continuing operations and the applicability of the base erosion and anti-abuse tax (“BEAT”) to certain payments made in 2019.

Equity in income from joint ventures, net of tax

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2020	2019	2018	2019 to 2020		2018 to 2019
($ millions)
Equity in income from joint ventures, net of tax	$(1)	$(11)	$(2)	$10	(91)%	$(9)	*	%

*Not meaningful.

As we acquired Vricon effective July 1, 2020, Vricon’s results were included in our consolidated results going forward and were no longer presented in equity in income from joint ventures, net of tax. See Note 5, “Business Combination” to the Consolidated Financial Statements in Part I, Item I, “Financial Information” for additional detail on the Vricon Acquisition.

Equity in income from joint ventures, net of tax increased to $11 million from $2 million, or by $9 million, for the year ended December 31, 2019 compared to the same period in 2018. The increase, which was substantially all in the fourth quarter of 2019, is primarily related to growth in our Vricon joint venture of which we owned approximately 50% of prior to the completion of the Vricon Acquisition in 2020.

Income (loss) from discontinued operations, net of tax

	Year Ended December 31,			$ Change	% Change		$ Change	% Change

	2020	2019	2018	2019 to 2020			2018 to 2019
($ millions)
Discontinued operations:
Income (loss) from operations of discontinued operations, net of tax	$32	$26	$(377)	$6	23%		$(383)	102%
Gain on disposal of discontinued operations, net of tax	317	—	—	317	*		(317)	*
Income (loss) from discontinued operations, net of tax	$349	$26	$(377)	$323	*	%	$(700)	186%

*Not meaningful.

Income (loss) from discontinued operations, net of tax increased to $349 million from $26 million, or by $323 million, for the year ended December 31, 2020, compared to the same period in 2019. The increase is primarily driven by the after-tax gain on disposal of the MDA Business of $317 million. The increase was also impacted by a $39 million recovery of a previously recorded liability in relation to the Company’s dispute with a Ukrainian customer for the year ended December 31, 2020.

Income (loss) from discontinued operations, net of tax increased to $26 million in net income from a net loss of $377 million, or by $403 million, for the year ended December 31, 2019 compared to the same period in 2018. This increase was primarily driven by the decrease in impairment losses recorded in 2019 of $12 million compared to a goodwill impairment of $477 million in 2018. The 2019 results were impacted by a decrease in revenue of $53 million which was partially offset by a decrease in costs. The 2019 results were also impacted by a liability recorded in relation to the Company’s dispute with a Ukrainian customer of $32 million.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on two reportable segments: Earth Intelligence and Space Infrastructure. Intrasegment transactions have been eliminated from the segmented financial information discussed below.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2019 to 2020		2018 to 2019
($ millions)
Revenues:
Earth Intelligence	$1,081	$1,085	$1,059	$(4)	(0)%	$26	2%
Space Infrastructure	721	706	823	15	2	(117)	(14)
Intersegment eliminations	(79)	(125)	(78)	46	(37)	(47)	60
Total revenues	$1,723	$1,666	$1,804	$57	3%	$(138)	(8)%

Adjusted EBITDA:
Earth Intelligence	$513	$548	$516	$(35)	(6)%	$32	6%
Space Infrastructure	(3)	(17)	(75)	14	(82)	58	(77)
Intersegment eliminations	(27)	(29)	(9)	2	(7)	(20)	*
Corporate and other expenses	(61)	(86)	(49)	25	(29)	(37)	76
Total Adjusted EBITDA	$422	$416	$383	$6	1%	$33	9%

*Not meaningful.

Adjusted EBITDA disclosures throughout this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are non-GAAP measures. See “Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA disclosures.

Earth Intelligence

The following table provides selected financial information for the Earth Intelligence segment.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2019 to 2020		2018 to 2019
($ millions)
Total revenues	$1,081	$1,085	$1,059	$(4)	(0)%	$26	2%

Adjusted EBITDA	$513	$548	$516	$(35)	(6)	$32	6
Adjusted EBITDA margin percentage	47.5%	50.5%	48.7%

For the year ended December 31, 2020, Earth Intelligence segment revenues decreased to $1,081 million from $1,085 million, or by $4 million, compared to the same period in 2019. The decrease was primarily driven by a $40 million decrease in the recognition of deferred revenue related to the EnhancedView Contract. We recognized $120 million of deferred revenue from the EnhancedView Contract for the year ended December 31, 2019, compared to $80 million for the year ended December 31, 2020, as it was fully recognized as of August 31, 2020. These decreases were partially offset by a $15 million increase in revenue from new contracts with the U.S. government, an $11 million increase in revenue from international defense and intelligence customers, and a $10 million increase in revenue driven by the inclusion of Vricon’s revenue for two quarters in 2020 compared to none in 2019 as it was accounted for as an equity method investment. Revenue from international defense and intelligence customers increased primarily due to the usage of new direct access facilities which became operational and contracts that signed in the second half of 2019.

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

Adjusted EBITDA decreased to $513 million from $548 million, or by $35 million, for the year ended December 31, 2020, compared to the same period in 2019. The decrease was primarily driven by a $40 million decrease in the recognition of revenue related to the EnhancedView Contract and a $10 million decrease related to equity in income from our Vricon joint venture which was acquired and consolidated in our results in 2020. These decreases were partially offset by an increase in revenue from new contracts with the U.S. government.

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

Space Infrastructure

The following table provides selected financial information for the Space Infrastructure segment.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2020	2019	2018	2019 to 2020		2018 to 2019
($ millions)
Total revenues	$721	$706	$823	$15	2%	$(117)	(14)%

Adjusted EBITDA	$(3)	$(17)	$(75)	$14	(82)	$58	(77)
Adjusted EBITDA margin percentage	(0.4)%	(2.4)%	(9.1)%

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

Revenues from the Space Infrastructure segment increased to $721 million from $706 million, or by $15 million, for the year ended December 31, 2020, compared to the same period in 2019. Revenues increased primarily as a result of an increase in volume related to U.S. government contracts of $137 million during the year ended December 31, 2020, compared to the same period in 2019. This increase in revenue was partially offset by the impact of reduced volumes on commercial programs of $122 million including a $9 million impact due to increases in estimated costs and an associated change in the EAC profit margin of a commercial satellite program due to the identification of a design anomaly in the final stage of a testing process. Revenues were also negatively impacted by $27 million of estimated COVID-19 related EAC growth during the period and are included in the above-mentioned results. The increases in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours. These costs are considered incremental and separable from normal operations.

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

Adjusted EBITDA was a loss of $3 million compared to a loss of $17 million, or an increase of $14 million, for the year ended December 31, 2020, compared to the same period in 2019. The increase in the Space Infrastructure segment is primarily related to higher margins and favorable EACs outside of the estimated COVID-19 impacts discussed below, on commercial programs of $68 million. This has been driven by a change in program mix related to the completion of less profitable programs offset by new, more profitable programs along with $8 million less of program losses on a developmental program for the year ended December 31, 2020, compared to the same period in 2019. The increase in commercial programs are partially offset by an estimated $27 million negative impact related to our COVID-19 operating posture. The increase is also partially offset by a $16 million increase in costs due to a change in the compensation structure from retention payments to bonuses which were not included in segment Adjusted EBITDA in 2019, a $9 million negative impact on the above-mentioned commercial satellite program with a design anomaly and a recovery of a previously reserved amount of $7 million in 2019 which did not reoccur in 2020. The remainder of the change was related to a decrease in cost of product and services and selling, general, and administrative expenses.

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

On January 27, 2021, Sirius XM Holdings Inc. (“Sirius XM”) announced in its public filings with the U.S. Securities and Exchange Commission that there is an evaluation underway to determine the extent of damage to its SXM-7 satellite caused by certain events on January 16, 2021. The SXM-7 satellite was constructed by us and launched by Sirius XM on December 13, 2020. As of December 31, 2020, the satellite was functioning as intended. See Note 25, “Subsequent events” to the Consolidated Financial Statements in Part I, Item 1, “Financial Information” for further details, including the potential financial impact.

Corporate and other expenses

Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, retention costs, and fees for legal and consulting services.

Corporate and other expenses for the year ended December 31, 2020 decreased to $61 million from $86 million, or by $25 million, compared to the same period in 2019. The decrease was primarily driven by a $24 million decrease in retention costs related to a 2019 program within the Space Infrastructure segment. The decrease was also driven by a $5 million foreign exchange gain for the year ended December 31, 2020, compared to a $2 million foreign exchange loss for the year ended December 31, 2019. These decreases were partially offset by a $13 million increase in stock-based compensation expense primarily driven by a higher stock price.

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

Intersegment eliminations

Intersegment eliminations are related to projects between our segments, primarily WorldView Legion. Intersegment eliminations have decreased for the year ended December 31, 2020 compared to the same period in 2019, primarily related to a decrease in satellite construction activity.

Intersegment eliminations have increased for the year ended December 31, 2019 compared to the same period in 2018, primarily related to an increase in satellite construction activity.

BACKLOG

Our backlog by segment from continuing operations is as follows:

	December 31,	December 31,
	2020	2019
($ millions)
Earth Intelligence	$880	$926
Space Infrastructure	1,024	705
Total backlog	1,904	1,631
Unfunded contract options	856	1,382
Total	$2,760	$3,013

Order backlog, representing the estimated dollar value of firm funded contracts for which work has not been performed (also known as the remaining performance obligations on a contract), increased to $1.9 billion from $1.6 billion, or by approximately $300 million, for the year ended December 31, 2020 compared to the same period in 2019. Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts. Approximately 58% of the total $1.9 billion backlog as of December 31, 2020 is expected to be converted into revenue in 2021.

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

The increase in backlog was primarily driven by an increase in the Space Infrastructure segment due to new contracts with the U.S. government. There was also a decrease in the Earth Intelligence segment driven by revenue recognized during the period, partially offset by the annual exercise of the $300 million EnhancedView Contract option.

Although backlog reflects business that is considered to be firm, terminations, amendments or cancellations may occur, which could result in a reduction in our total backlog.

Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of December 31, 2020 were primarily comprised of the option years in the EnhancedView Contract (September 1, 2021 through August 31, 2023). This contract may be replaced by other contracting vehicles prior to the exercise of existing contract options.

LIQUIDITY & CAPITAL RESOURCES

Our sources of liquidity include cash provided by operations, access to existing credit facilities, collection or securitization of orbital receivables and, when available and efficient, access to the capital markets. We generally maintain limited cash on hand and use available cash to pay down borrowings on our Syndicated Credit Facility. Our primary short-term cash requirements are to fund working capital, including requirements on long-term construction contracts (including our geostationary satellite contracts), fixed overhead costs, and to fund increased capital expenditures, including the construction of our WorldView Legion constellation. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term construction contracts.

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

While our first maturity of long-term debt is in the fourth quarter of 2023, we had significant debt repayments in 2020 using proceeds from the MDA Transaction, as required pursuant to our Restated Credit Agreement. During the three months ended June 30, 2020, we repaid $511 million of borrowings under Term Loan B using proceeds from the MDA Transaction. On June 25, 2020, we repurchased $150 million aggregate principal amount of our 2023 Notes at a price of approximately 112.45% of the principal amount using the proceeds from the sale of the MDA Transaction (“2023 Notes repurchase”). On June 25, 2020, we issued $150 million in principal amount of our 2027 Notes in a private placement to institutional buyers. The 2027 Notes were issued at a price of 98.25% and bear interest at the rate of 7.54% per annum, payable semi-annually in cash in arrears, for which interest payments commenced in December 2020.

We have significant purchase obligations in the normal course of business for goods and services, under agreements with defined terms as to quantity, price and timing of delivery. Purchase obligations represent open purchase orders and other commitments for the purchase or construction of property, plant and equipment or intangible assets, operational commitments related to remote ground terminals, or with subcontractors on long-term construction contracts that we have with customers in the normal course of business. As of the year ended December 31, 2020, we have total short-term purchase obligations of $428 million and total long-term purchase obligations of $196 million. These amounts are based on volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers.

We also have short and long-term requirements to fund our pension plans within the Space Infrastructure segment. Funding requirements under applicable laws and regulations are a major consideration in making contributions to our pension plans. Failure to satisfy the minimum funding thresholds with respect to appropriate laws and regulations could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our qualified pension plan, we intend to contribute annually not less than the required minimum funding thresholds. In December 2020, we prefunded $16 million related to our qualified pension plan. Due to the December 2020 prefunding, there are no further required contributions for our qualified pension plan for the year ended December 31, 2021.

Our ability to fund our cash needs will depend, in part, on our ability to generate cash in the future, which depends on our future financial results. Our future results are subject to general economic, financial, competitive, legislative and regulatory factors that may be outside of our control. Our future access to, and the availability of credit on acceptable terms and conditions is impacted by many factors, including capital market liquidity and overall economic conditions.

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

Summary of cash flows

	Year Ended December 31,
	2020	2019	2018
($ millions)
Cash provided by operating activities - continuing operations	$243	$258	$114
Cash (used in) provided by operating activities - discontinued operations	(54)	59	25
Cash provided by operating activities	189	317	139
Cash used in investing activities - continuing operations	(406)	(6)	(129)
Cash provided by (used in) investing activities - discontinued operations	723	(7)	(21)
Cash provided by (used in) investing activities	317	(13)	(150)
Cash (used in) provided by financing activities - continuing operations	(555)	(208)	15
Cash used in financing activities - discontinued operations	(24)	(30)	(2)
Cash (used in) provided by financing activities	(579)	(238)	13
Effect of foreign exchange on cash, cash equivalents and restricted cash	(5)	—	(1)
Cash, cash equivalents, and restricted cash, beginning of year	109	43	42
Cash, cash equivalents, and restricted cash, end of year	$31	$109	$43

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

Cash provided by operating activities related to continuing operations decreased to $243 million from $258 million, or by $15 million, in the year ended December 31, 2020 from the corresponding period in 2019. This change was primarily driven by favorable changes in working capital for the year ended December 31, 2020, compared to the same period in 2019, offset by the insurance proceeds of $183 million related to the loss of the WorldView-4 satellite received in the year ended December 31, 2019.

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

Investing activities

Cash used in investing activities related to continuing operations increased to $406 million from $6 million, or by $400 million, in the year ended December 31, 2020 from the corresponding period in 2019. The primary investing activities included expenditures on property, plant and equipment of $221 million and $257 million, for the years ended December 31, 2020 and 2019, respectively, and investments in software of $87 million and $57 million, for the years ended December 31, 2020 and 2019, respectively. Property, plant and equipment expenditures in 2020 and 2019 primarily related to the build of our WorldView Legion satellite constellation. During the year ended December 31, 2020, we also used cash of $120 million, net of cash received, to acquire the remaining interest in Vricon. In 2019, these expenditures were partially offset by net proceeds of $280 million from the sale and subsequent leaseback of our properties in Palo Alto, California. California. Cash used in investing activities was also partially offset by a return of capital from discontinued operations of $20 million and $28 million, for the years ended December 31, 2020 and 2019, respectively.

Cash used in investing activities related to continuing operations decreased to $6 million from $129 million, or by $123 million, in the year ended December 31, 2019 from the corresponding period in 2018. The primary investing activities included expenditures on property, plant and equipment of $257 million and $150 million, for the years ended December 31, 2019 and 2018, respectively, and investments in software of $57 million and $56 million, for the years ended December 31, 2019 and 2018, respectively. Property, plant and equipment expenditures in 2019 and 2018 primarily related to the build of our WorldView Legion satellite constellation. In 2019, these expenditures were partially offset by net proceeds of $280 million from the sale and subsequent leaseback of our properties in Palo Alto, California. In 2018, expenditures were partially offset by net proceeds of $68 million from the sale of one of our buildings in Palo Alto, California. Cash used in investing activities in 2019 was also partially offset by a return of capital from discontinued operations of $28 million.

Financing activities

Cash used in financing activities related to continuing operations increased to $555 million from $208 million, or by $347 million, in the year ended December 31, 2020 from the corresponding period in 2019. During the year ended December 31, 2020, cash used in financing activities from continuing operations included net proceeds from the issuance of the 2027 Notes of $147 million offset by debt repayments of $525 million, a repurchase of the 2023 Notes of $169 million, and settlement of securitization liability of $11 million. During the year ended December 31, 2019, cash used in financing activities from continuing operations included net proceeds from bank borrowings of $980 million offset by debt repayments of $1,115 million, debt issuance costs and fees paid to creditors of $24 million, repurchases of orbital receivables of $24 million and settlement of securitization liability of $20 million

Cash used in financing activities from continuing operations in 2019 increased to $208 million versus cash provided by financing activities of $15 million in 2018, or by $223 million. During the year ended December 31, 2019, cash used in financing activities from continuing operations included net proceeds from bank borrowings of $980 million offset by debt repayments of $1,115 million, debt issuance costs and fees paid to creditors of $24 million, repurchases of orbital receivables of $24 million and settlement of securitization liability of $20 million. During the year ended December 31, 2018, cash provided by financing activities from continuing operations included proceeds from bank borrowings of $104 million, proceeds from securitization of orbital receivables of $18 million and was offset by debt repayments of $27 million, settlement of securitization liability of $15 million and dividend payments of $65 million.

Long-term debt

The following table summarizes our long-term debt:

	December 31,	December 31,
	2020	2019
($ millions)
Syndicated Credit Facility:
Term Loan B	$1,444	$1,960
2023 Notes	850	1,000
2027 Notes	150	—
Deferred financing	32	33
Debt discount and issuance costs	(57)	(54)
Obligations under finance leases and other	3	6
Total long-term debt	$2,422	$2,945

Syndicated Credit Facility

As of December 31, 2020, the senior secured syndicated credit facility (the “Original Syndicated Credit Facility”, as amended prior to December 31, 2019, including as described below, the “Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility maturing in December 2023 (the “Revolving Credit Facility”) and (ii) a senior secured first lien term B facility maturing in October 2024 (the “Term Loan B”). The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of December 31,

2020 and December 31, 2019, we had $31 million and $18 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

Senior Secured Notes due 2023

In December 2019, we issued $1.0 billion in principal amount of 2023 Notes in a private placement to institutional buyers. The 2023 Notes were issued at a price of 98% and are recorded as long-term debt in our consolidated financial statements. The 2023 Notes bear interest at the rate of 9.75% per year, payable semi-annually in cash in arrears, for which interest payments commenced in June 2020. The 2023 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility.

Senior Secured Notes due 2027

On June 25, 2020, we issued $150 million in principal amount of 2027 Notes in a private placement pursuant to Regulation S under the securities act of 1933, as amended. The 2027 Notes were issued at a price of 98.25% and bear interest at the rate of 7.54% per annum, payable semi-annually in cash in arrears, for which interest payments commenced in December 2020. The 2027 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility and the 2023 Notes.

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

See Note 12, “Long-term debt and interest expense, net” to the Consolidated Financial Statements in Part I, Item 1, “Financial Information” for further details on our long-term debt.

Securitization liability

We have in place a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less, discounted to face value using prevailing market rates. During the year ended December 31, 2020, the Company did not sell or repurchase any orbital receivables. During the year ended December 31, 2019, we did not sell any eligible receivables and repurchased $24 million of specifically identified orbital receivables. The orbital receivables were repurchased as a result of our customer transferring the obligation to another entity which did not meet the credit criteria of our lenders. During the year ended December 31, 2018, the Company sold orbital receivables for net proceeds of $18 million and did not repurchase any receivables. These sold orbital receivables were purchased in tranches that span multiple years and include longer-term maturities.

The orbital receivables that were securitized remain on our balance sheet as the accounting criteria for surrendering control of the orbital receivables were not met. The net proceeds received have been recognized as a securitization liability that has been subsequently measured at amortized cost using the effective interest rate method. The securitized orbital receivables and the securitization liabilities are being drawn down as payments are received from customers and passed on to the purchaser of the tranche. We continue to recognize orbital revenue on the orbital receivables that are subject to the securitization transactions and recognize interest expense to accrete the securitization liability.

Off-balance sheet arrangements

As of December 31, 2020, we had no outstanding foreign exchange sales contracts. As of December 31, 2020, we had certain letters of credit guaranteed by the Syndicated Credit Facility, while indemnified by us. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

We use, from time to time, derivative financial instruments to manage existing foreign currency exposures. We consider the management of financial risks to be an important part of our overall corporate risk management policy. Foreign exchange forward contracts are used to hedge our exposure to currency risk on sales, purchases, cash, net investments and loans denominated in a currency other than the functional currency of our domestic and foreign operations.

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

Our cost estimation process is based on the professional knowledge of our engineering, program management and financial professionals and draws on their significant experience and judgment. We prepare EACs for our contracts and calculate estimated revenues and costs over the life of our contracts. Since our contracts typically span a period of several years, estimation of revenue, cost, and progress toward completion requires the use of judgment. Judgements and estimates are re-assessed at least quarterly with most estimates being updated on a monthly basis. Adjustments in estimates could have a material impact on revenue recognition based on the significance of the adjustments. Factors considered in these estimates include our historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, availability and cost of materials, components and subcontracts, the risk and impact of delayed performance and the level of indirect cost allocations.

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

Discount rates for the pension plans within the Space Infrastructure segment are calculated by actuaries using the Standard FTSE Pension Discount Curve. A singular discount rate is then determined, such that the resulting liability from discounting using the curve matches the liability resulting from discounting the same cash flows using the aforementioned singular discount rate.

The expected return on plan assets is based on our best estimate and input from plan investment advisors and actuaries. The rate is representative of a long-term expected return based on asset mix returns utilizing a 30-year annualized geometric return of net fees.

The pension and other postretirement plan benefits within the Space Infrastructure segment were frozen on December 31, 2013. For further information regarding our pension benefit plans see Note 2, “Summary of significant accounting policies” and Note 19, “Employee benefit plans” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

We performed a qualitative goodwill assessment over the balance of goodwill held by the Company related to the Earth Intelligence reporting unit as of October 1, 2020. We determined that it is more likely than not that the fair value of the Earth Intelligence reporting unit exceeds its carrying value, including goodwill.

The Space Infrastructure reporting unit does not have any goodwill.

In circumstances where a qualitative analysis indicates that the fair value of a reporting unit does not exceed its carrying value, a quantitative analysis is performed using an income approach. To assess the reasonableness of our results, we reconcile the sum of the estimated fair values of the reporting units, including our Corporate balance sheet, to the Company’s market capitalization and market value of invested capital as of the date of our annual impairment test. The income approach utilizes a discounted cash flow approach, which requires the use of significant judgments and estimates, including future cash flows, terminal growth rates, and discount rates. The projections for future cash flows are generated using our strategic growth plan and include assumptions about future revenue growth, operating margins, capital expenditures, income tax rates, and working capital requirements. The terminal growth rate is used to calculate the value of cash flows beyond the last projected period in our discounted cash flow analysis and reflects our best estimates for stable, perpetual growth of our reporting units. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both debt and equity, including a risk premium. The risk premium is a subjective adjustment that, by its very nature does not include market related data, but instead examines the prospects of the reporting unit relative to the broader industry to determine if there are specific factors, which may make it more “risky” relative to the industry.

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

Income Taxes

We are subject to income taxes in the United States, Sweden, and other foreign jurisdictions. We compute the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the currently enacted tax rates that are expected to apply in years in which they are expected to be paid for or realized. All deferred income taxes are classified as non-current on our Consolidated Balance Sheets. Significant judgments are required in order to determine the realizability of tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future sources of taxable income, carry-forward periods available, the existence of prudent and feasible tax planning strategies and other relevant factors.

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted into law, which significantly changed U.S. tax law. The 2017 Tax Act, among other things, modified existing interest limitation regulations and created new provisions for the base erosion and anti-abuse tax (“BEAT”) and global intangible low-taxed income inclusion that taxes certain payments between U.S. corporations and their foreign subsidiaries. Beginning in 2022, the 2017 Tax Act also eliminates the option to deduct research and development expenditures currently (and requires taxpayers to amortize such expenditures over five years) and further limits interest deductions. As a result of our net operating loss (“NOL”) carryforwards, we do not anticipate these provisions to have a significant impact to our immediate cash tax payments, however we will continue to evaluate the impact on our business in future periods.

During 2019 and 2020, additional proposed and final regulations were released to clarify the provisions modified or created within the 2017 Tax Act. On March 27, 2020, the U.S. enacted the CARES Act. The effects of the final regulations and any proposed regulations that are anticipated to be enacted substantially in similar form were included in our annual results. We continue to examine the impact the CARES Act and the 2017 Tax Act may have on our business in future periods.

For further information regarding our deferred tax assets and liabilities see Note 2, “Summary of significant accounting policies” and Note 21, “Income taxes” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

We define EBITDA as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA as EBITDA adjusted for certain items affecting comparability as specified in the calculation. Certain items affecting comparability include restructuring, impairments, satellite insurance recovery, gain (loss) on sale of assets, CEO severance and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Management believes that exclusion of these items assists in providing a more complete understanding of our underlying results and trends, and management uses these measures along with the corresponding U.S. GAAP financial measures to manage our business, evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. Adjusted EBITDA is a measure being used as a key element of our incentive compensation plan. The Syndicated Credit Facility also uses Adjusted EBITDA in the determination of our debt leverage covenant ratio. The definition of Adjusted EBITDA in the Syndicated Credit Facility includes a more comprehensive set of adjustments that may result in a different calculation therein.

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

The table below reconciles our net income (loss) to EBITDA and Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
($ millions)
Net income (loss)	$303	$109	$(1,250)
Income tax (benefit) expense	(22)	5	(48)
Interest expense, net	175	219	200
Interest income	(3)	(2)	—
Depreciation and amortization	348	376	439
EBITDA	$801	$707	$(659)
(Income) loss from discontinued operations, net of tax	(349)	(26)	377
Restructuring	—	18	13
Transaction and integration related expense	7	16	33
Impairment losses, including inventory	47	17	652
Satellite insurance recovery	—	(183)	—
Loss (gain) on sale of assets	1	(136)	(33)
CEO severance	—	3	—
Gain on remeasurement of Vricon equity interest	(85)	—	—
Adjusted EBITDA	$422	$416	$383

Adjusted EBITDA:
Earth Intelligence	513	548	516
Space Infrastructure	(3)	(17)	(75)
Intersegment eliminations	(27)	(29)	(9)
Corporate and other expenses	(61)	(86)	(49)
Adjusted EBITDA	$422	$416	$383

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate borrowings under our Syndicated Credit Facility, which is comprised of the Revolving Credit Facility and Term Loan B. The Company uses interest rate swap agreements to manage interest rate risk associated with cash outflows from long-term debt.

There was $1.44 billion and $1.96 billion outstanding under our Syndicated Credit Facility as of December 31, 2020 and 2019, respectively. Term Loan B bears interest equal to, at our option, either (i) U.S. dollar LIBOR plus 275 basis points per annum, or (ii) adjusted base rate, plus a margin of 175 basis points per annum. In April 2018, we entered into interest rate swap agreements in order to fix the base interest rate to be paid over an aggregate amount of $1 billion of the Company’s variable rate long-term debt, at an average rate of 2.56% (excluding the margin specified in the Syndicated Credit Facility).

The Revolving Credit Facility bears interest at a rate equal to, at the Company’s option, either (i) U.S. dollar LIBOR, plus a margin of 120 - 425 basis points per annum, based on the Company’s total leverage ratio, or (ii) adjusted base rate, plus a margin of 20 - 325 basis points per annum, based on the Company’s total leverage ratio.

Based upon the amounts outstanding under the Syndicated Credit Facility, net of the interest rate swaps and assuming the amounts were outstanding for a full calendar year, a 50 basis point increase in interest rates would increase interest expense under the Syndicated Credit Facility by approximately $2 million and $5 million for the years ended December 31, 2020 and 2019, respectively. We may decide in future periods to engage in hedging transactions to further mitigate the interest rate risk under our Syndicated Credit Facility.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Maxar Technologies Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) which together with subsequent amendments is included in ASC 842 – Leases. Additionally, as discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for income taxes as of January 1, 2020 due to the adoption of Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition for certain long-term fixed-price contracts in the Space Infrastructure segment

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company recognizes revenue over time using the cost-to-cost method to measure progress. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion (EAC). An EAC includes all direct costs and indirect costs attributable to a program or allocable based on program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes to an EAC are recorded as a cumulative adjustment to revenue.

We identified the evaluation of revenue recognition for certain long-term fixed-price contracts in the Space Infrastructure segment as a critical audit matter. In particular, evaluating the Company’s estimated costs to complete, specifically estimated labor and subcontractor costs, required a high degree of subjective auditor judgment given the nature and complexity of the work to be performed. The determination of, and changes to, those estimates may have a significant impact on revenue recorded.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate costs to complete for fixed-price, long-term contracts. This included controls over estimated labor and subcontractor costs. For certain contracts, we compared the Company’s original or prior period estimate of total contract costs to be incurred to changes in total actual and estimated contract costs to be incurred in the current year to assess the Company’s ability to estimate costs. We inquired of financial and operational personnel of the Company and inspected supporting documents to identify factors that should be considered within the cost to complete estimates or indications of possible management bias. We evaluated the Company’s estimated costs to complete by:

● reading the underlying contracts and related amendments to obtain an understanding of the contractual requirements and related performance obligations
● considering costs incurred to-date and the relative progress towards completion of the contracts
● considering, if relevant, the estimated costs to complete on similar or historical contracts
● considering, if relevant, the estimated reserves on specific contracts that include estimation uncertainty based on the nature of the contract
● inspecting correspondence, if any, between the Company and the customer regarding actual cost to date and expected performance remaining
● evaluating the Company’s assessment of contract performance risks included within the estimated costs to complete.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Denver, Colorado
February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Maxar Technologies Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Maxar Technologies Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado
February 24, 2021

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended
	December 31,
	2020	2019	2018
Revenues:
Product	$633	$560	$697
Service	1,090	1,106	1,107
Total revenues	1,723	1,666	1,804
Costs and expenses:
Product costs, excluding depreciation and amortization	615	593	775
Service costs, excluding depreciation and amortization	378	382	313
Selling, general and administrative	332	325	446
Depreciation and amortization	348	376	439
Impairment losses	47	14	586
Satellite insurance recovery	—	(183)	—
Loss (gain) on sale of assets	1	(136)	(33)
Operating income (loss)	2	295	(722)
Interest expense, net	175	219	200
Other (income) expense, net	(104)	(1)	1
(Loss) income before taxes	(69)	77	(923)
Income tax (benefit) expense	(22)	5	(48)
Equity in income from joint ventures, net of tax	(1)	(11)	(2)
(Loss) income from continuing operations	(46)	83	(873)
Discontinued operations:
Income (loss) from operations of discontinued operations, net of tax	32	26	(377)
Gain on disposal of discontinued operations, net of tax	317	—	—
Income (loss) from discontinued operations, net of tax	349	26	(377)
Net income (loss)	$303	$109	$(1,250)

Basic net income (loss) per common share:
(Loss) income from continuing operations	$(0.76)	$1.39	$(15.03)
Income (loss) from discontinued operations, net of tax	5.75	0.44	(6.49)
Basic net income (loss) per common share	$4.99	$1.83	$(21.52)

Diluted net income (loss) per common share:
(Loss) income from continuing operations	$(0.76)	$1.38	$(15.03)
Income (loss) from discontinued operations, net of tax	5.75	0.43	(6.49)
Diluted net income (loss) per common share	$4.99	$1.81	$(21.52)

See accompanying notes to the Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended
	December 31,
	2020	2019	2018
Net income (loss)	$303	$109	$(1,250)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments[1]	(47)	15	(19)
Reclassification of accumulated other comprehensive loss to gain on disposal of discontinued operations	(68)	—	—
Unrealized loss on derivatives	(3)	(12)	(7)
Loss on pension and other postretirement benefit plans	(43)	(26)	(5)
Other comprehensive loss, net of tax	(161)	(23)	(31)
Comprehensive income (loss), net of tax	$142	$86	$(1,281)

[1]

Included within Foreign currency translation adjustments is a net gain on hedge of net investment in foreign operations of $47 million and $5 million for the years ended December 31, 2020 and 2019, respectively, and a net loss on hedge of net investment in foreign operations of $23 million for the year ended December 31, 2018.

See accompanying notes to the Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Consolidated Balance Sheets

(In millions)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$27	$59
Trade and other receivables, net	327	357
Inventory	31	20
Advances to suppliers	24	42
Prepaid and other current assets	59	32
Current assets held for sale	—	751
Total current assets	468	1,261
Non-current assets:
Orbital receivables, net	361	382
Property, plant and equipment, net	883	758
Intangible assets, net	895	991
Non-current operating lease assets	163	176
Goodwill	1,627	1,455
Other non-current assets	86	134
Total assets	$4,483	$5,157
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$115	$153
Accrued liabilities	65	130
Accrued compensation and benefits	105	93
Contract liabilities	278	271
Current portion of long-term debt	8	30
Current operating lease liabilities	41	40
Other current liabilities	51	49
Current liabilities held for sale	—	230
Total current liabilities	663	996
Non-current liabilities:
Pension and other postretirement benefits	192	191
Contract liabilities	1	4
Operating lease liabilities	158	173
Long-term debt	2,414	2,915
Other non-current liabilities	119	116
Total liabilities	3,547	4,395
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized; 61.2 million and 59.9 million outstanding at December 31, 2020 and 2019, respectively)	—	—
Additional paid-in capital	1,818	1,784
Accumulated deficit	(763)	(1,064)
Accumulated other comprehensive (loss) income	(120)	41
Total Maxar stockholders' equity	935	761
Noncontrolling interest	1	1
Total stockholders' equity	936	762
Total liabilities and stockholders' equity	$4,483	$5,157

See accompanying notes to the Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended
	December 31,
	2020	2019	2018
Cash flows (used in) provided by:
Operating activities:
Net income (loss)	$303	$109	$(1,250)
(Income) loss from operations of discontinued operations, net of tax	(32)	(26)	377
Gain on disposal of discontinued operations, net of tax	(317)	—	—
(Loss) income from continuing operations	(46)	83	(873)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Impairment losses including inventory	47	17	651
Depreciation and amortization	348	376	439
Gain from remeasurement of equity interest in acquiree	(85)	—	—
Amortization of debt issuance costs and other non-cash interest expense	16	11	9
Stock-based compensation expense	43	20	20
Loss from early extinguishment of debt	7	22	—
Loss (gain) on sale of assets	1	(136)	(33)
Deferred income tax benefit	(17)	—	(48)
Equity in income from joint ventures, net of tax	(1)	(11)	(2)
Other	2	7	28
Changes in operating assets and liabilities:
Trade and other receivables	33	(20)	(19)
Accounts payable and liabilities	(84)	17	86
Contract liabilities	5	(117)	(158)
Other	(26)	(11)	14
Cash provided by operating activities - continuing operations	243	258	114
Cash (used in) provided operating activities - discontinued operations	(54)	59	25
Cash provided by operating activities	189	317	139
Investing activities:
Purchase of property, plant and equipment and development or purchase of software	(308)	(314)	(206)
Acquisition, net of cash acquired	(120)	—	—
Sale of assets	—	280	68
Return of capital from discontinued operations	20	28	—
Other	2	—	9
Cash used in investing activities - continuing operations	(406)	(6)	(129)
Cash provided by (used in) investing activities - discontinued operations	723	(7)	(21)
Cash provided by (used in) investing activities	317	(13)	(150)
Financing activities:
Net payment of revolving credit facility	—	(595)	—
Net proceeds from issuance of 2023 Notes, 2027 Notes, and other long-term debt	147	980	104
Repurchase of 2023 Notes, including premium	(169)	—	—
Repayments of long-term debt	(525)	(523)	(24)
Refinancing fees paid to creditors	—	(20)	—
Repurchase of orbital receivables	—	(24)	—
Settlement of securitization liability	(11)	(20)	(15)
Proceeds from securitization of orbital receivables	—	—	18
Other	3	(6)	(68)
Cash (used in) provided by financing activities - continuing operations	(555)	(208)	15
Cash used in financing activities - discontinued operations	(24)	(30)	(2)
Cash (used in) provided by financing activities	(579)	(238)	13
(Decrease) increase in cash, cash equivalents, and restricted cash	(73)	66	2
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(5)	—	(1)
Cash, cash equivalents, and restricted cash, beginning of year	109	43	42
Cash, cash equivalents, and restricted cash, end of year	$31	$109	$43

Reconciliation of cash flow information:
Cash and cash equivalents	$27	$105	$35
Restricted cash included in prepaid and other current assets	4	1	7
Restricted cash included in other non-current assets	—	3	1
Total cash, cash equivalents, and restricted cash	$31	$109	$43

See accompanying notes to the Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In millions, except per share amounts)

	Common Stock		Additional		Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	interest	equity
Balance as of December 31, 2017	56.2	1,550	51	145	95	1	1,842
Common stock issued to dissenting stockholders	2.2	111	—	—	—	—	111
Common stock issued as part of acquisition of Neptec	0.5	25	—	—	—	—	25
Common stock issued under employee stock purchase plan	0.1	3	—	—	—	—	3
Common stock issued upon vesting or exercise of stock-based compensation awards	0.4	24	(24)	—	—	—	—
Reclassification of stock-based compensation awards	—	—	1	—	—	—	1
Equity classified stock-based compensation expense	—	—	31	—	—	—	31
Dividends ($1.14 per common share)	—	—	—	(65)	—	—	(65)
Comprehensive loss	—	—	—	(1,250)	(31)	—	(1,281)
Balance as of December 31, 2018	59.4	$1,713	$59	$(1,170)	$64	$1	$667
Reclassification of APIC due to domestication	—	(1,713)	1,713	—	—	—	—
Common stock issued under employee stock purchase plan	0.2	—	1	—	—	—	1
Common stock issued upon vesting or exercise of stock-based compensation awards	0.3	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	11	—	—	—	11
Dividends ($0.04 per common share)	—	—	—	(3)	—	—	(3)
Comprehensive income (loss)	—	—	—	109	(23)	—	86
Balance as of December 31, 2019	59.9	$—	$1,784	$(1,064)	$41	$1	$762
Reclassification of stock-based compensation awards	—	—	4	—	—	—	4
Common stock issued under employee stock purchase plan	0.6	—	6	—	—	—	6
Common stock issued upon vesting or exercise of stock-based compensation	0.7	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	24	—	—	—	24
Dividends ($0.04 per common share)	—	—	—	(2)	—	—	(2)
Comprehensive income (loss)	—	—	—	303	(161)	—	142
Balance as of December 31, 2020	61.2	$—	$1,818	$(763)	$(120)	$1	$936

See accompanying notes to the Consolidated Financial Statements.

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

Completion of the sale of MDA

On April 8, 2020, the Company completed the sale of the MDA Business, the Company’s former Canadian subsidiary, to Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. (“MDA Purchaser”) (“MDA Transaction”). This divestiture represents a strategic shift in the Company’s business and, in accordance with U.S. GAAP, qualifies as a discontinued operation. As a result, the operating results and cash flows related to the MDA Business have been reflected as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. The assets and liabilities sold met the requirements to be classified within the Consolidated Balance Sheets under a held for sale designation as of December 31, 2019. See Note 4 for details.

Acquisition of Vricon

On July 1, 2020, the Company closed the acquisition of Vricon, Inc. (“Vricon”) by purchasing the remaining 50% ownership interest in Vricon (“Vricon Acquisition”). See Note 5 for details.

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

Revisions to accumulated other comprehensive income (loss)

During the year ended December 31, 2020, the Company identified an immaterial error in the historical balances of Accumulated other comprehensive income (loss) related to Space Infrastructure postretirement benefits for periods beginning prior to 2016. In the accompanying Balance Sheets, the balances for Accumulated other comprehensive income (loss) and Accumulated deficit as of December 31, 2019, 2018 and 2017 have been revised to correct the immaterial error in prior periods. In the previously issued Consolidated Financial Statements, Accumulated other comprehensive income (loss) and Accumulated deficit were misstated by $18 million as of December 31, 2019, 2018 and 2017. The correction does not affect the previously reported Consolidated Equity or Net income (loss) for the periods presented.

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

Some of the Company’s building lease agreements contain incentives for leasehold improvements. If the leasehold improvement has been determined to be owned by the lessee, the Company generally recognizes the incentive as a reduction to the right-of-use asset. The Company uses the date of initial possession as the commencement date, which is generally when the Company has been given rights to access the space.

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

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results when the business is classified as held for sale. The results of discontinued operations are reported in Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations for current and prior periods, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Assets and liabilities of a discontinued operation are reported separately in the Consolidated Balance Sheets as held for sale and classified as either current or non-current in the prior periods. If it is probable that the sale will occur and proceeds will be collected within one year of meeting the held for sale criteria both assets and liabilities classified as held for sale are reported in the current period Consolidated Balance Sheet as current.

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

Contract costs generally include direct costs such as materials, labor, and subcontract costs. Costs are expensed as incurred except for incremental costs incurred to obtain or fulfill a contract, which are capitalized and amortized on a systematic basis consistent with the transfer of goods or services to the customer to which the capitalized costs relate. As of December 31, 2020 and 2019, current costs to obtain or fulfill a contract were $6 million, respectively, and are included in Prepaid and other current assets within the Consolidated Balance Sheets. As of December 31, 2020 and, 2019, non-current costs to obtain or fulfill a contract were $41 million and $37 million, respectively, and are included in Other non-current assets within the Consolidated Balance Sheets.

Space Infrastructure

Revenue in the Space Infrastructure segment is primarily generated from long-term construction contracts. Due to the long-term nature of these contracts, the Company generally recognizes revenue over time using the cost-to-cost method to measure progress. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). An EAC includes all direct costs and indirect costs directly attributable

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

to a program or allocable based on program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes to an EAC are recorded as a cumulative adjustment to revenue. During the year ended December 31, 2020, the Company incurred an estimated program loss of $42 million on a commercial satellite contract within the Space Infrastructure segment due to a change in the estimated cost to complete the contract. The scope of this contract included significant development efforts and was further delayed by COVID-19. The estimated COVID-19 impact on this program was $16 million for the year ended December 31, 2020 and is included in our total COVID-19 impact discussed below.

During the year ended December 31, 2020, the Company incurred COVID-19 related EAC growth of $27 million. The changes in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours. These costs are considered incremental and separable from normal operations. The Company’s EACs on the Company’s satellite manufacturing contracts assume, among other things, that the Company remains in a COVID-19 operating posture in the factories through the spring of 2021.

Satellite construction contracts may include performance incentives whereby payment for a portion of the purchase price is contingent upon in-orbit performance of the satellite. These performance incentives are structured in two forms. As a warranty payback, the customer pays the entire amount of the performance incentive during the period of the satellite construction and such incentives are subject to refund if satellite performance does not achieve certain predefined operating specifications. As an orbital receivable, the customer makes payment of performance incentives over the in-orbit life of the satellite. Performance incentives, whether warranty payback or orbital receivables, are included in revenue during the construction period to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. In addition to the in-orbit performance incentives, satellite construction contracts may include liquidated damages clauses. Liquidated damages can be incurred on programs as a result of delays due to slippage or for programs which fail to meet all milestone requirements as outlined within the contractual arrangements with customers. Losses related to liquidated damages result in a reduction of revenue recognized and are recorded in the period in which, based on available facts and circumstances, management believes it is probable that liquidated damages will be incurred.

Construction contracts have termination clauses. If a contract is terminated for convenience by a customer, the Company is typically entitled to costs incurred plus a reasonable profit.

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

EnhancedView Follow-On Contract – The EnhancedView Follow-On contract (the “EnhancedView Contract”) includes one performance obligation to deliver a certain amount of capacity to the U.S. government over the 10-year contractual term ending on August 31, 2020. While other promised goods or services exist in the EnhancedView Contract, none are considered distinct and, thus, do not represent separate performance obligations. Revenue is recognized as capacity is provided to the customer. As a consistent amount of capacity is being made available, revenue is recognized on a ratable basis. In 2018, the Company signed an agreement that added three option years to the EnhancedView Contract extending the term to August 21, 2023. The Company determined that these option years do not provide a material right to the customer, and therefore do not give rise to additional performance obligations. As each option year is exercised, the consideration payable by the U.S. government will be recognized as revenue as capacity is provided over that option year. The first option year was exercised on August 31, 2020 for a one-year term ending on August 31, 2021.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Direct Access Program – Direct Access Program arrangements generally include construction of the direct access facility, access to the satellites to task and download imagery and facility maintenance services. The facility is generally delivered at the beginning of the contractual period of performance with access and maintenance services delivered over the duration of the contractual term. Under ASC 606, the Company has determined that two performance obligations exist; the access and the facility promised goods and services are included together as a combined performance obligation with maintenance services representing a standalone performance obligation. The access and the facility are considered a single performance obligation as the customer cannot benefit from the facility on its own or with other readily available resources. The transaction price allocated to the combined performance obligation is recognized as access minutes are consumed during the contractual period. The remaining transaction price allocated to the maintenance services is recognized ratably over the maintenance period.

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

Net income (loss) per common share

Net income (loss) per common share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding during the period.

Diluted income per common share is computed by adjusting the basic income per common share calculation, as described above, for the effects of all potentially dilutive shares. The Company calculates the effects of all potentially dilutive shares using the treasury stock method unless they are anti-dilutive.

Research and development

Research and development costs are expensed in the period incurred. For the years ended December 31, 2020, 2019 and 2018, the Company expensed research and development costs of $15 million, $10 million, and $88 million, respectively in Selling, general and administrative expense within the Consolidated Statements of Operations.

Interest expense, net

Interest expense, net is comprised of borrowing cost on debt, interest expense on advance payments from customers and other liabilities, interest expense on the orbital securitization liability, losses incurred on the extinguishment of debt and

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

interest expense on dissenting stockholders liability, net of capitalized interest. Interest expense is recognized within Interest expense, net in the Consolidated Statements of Operations.

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

Derivative financial instruments and hedging activities

Derivative financial instruments used by the Company consist of foreign currency forward contracts and interest rate swap agreements. The Company uses foreign currency forward contracts to manage foreign exchange risk associated with the cash flows from long-term construction contracts where some portion of the cash flows are denominated in foreign currencies as part of the normal course of business. The Company uses interest rate swap agreements to manage interest rate risk associated with cash outflows from long-term debt. Derivative financial instruments are measured at fair value and are included as components of Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. When derivative financial instruments are designated in a qualifying hedging relationship and hedge accounting is applied, the effectiveness of the hedges is measured at the end of each reporting period and the effective portion of changes in fair value are deferred in accumulated other comprehensive income. Amounts deferred in accumulated other comprehensive income are reclassified to income when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in income in each period. Cash transactions related to the Company’s derivative contracts accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. For foreign exchange contracts not in a qualifying hedging relationship, changes in fair value are recognized immediately as a foreign exchange gain or loss in Other (income) expense, net within the Consolidated Statements of Operations.

Hedge accounting is discontinued when the hedging instrument expires or is sold, terminated, exercised or no longer qualifies for hedge accounting. At that time, if the forecasted transaction within a cash flow hedge remains probable, any cumulative gain or loss on the hedging instrument recognized in Other comprehensive income (loss) is retained in equity until the forecasted transaction occurs. If the forecasted transaction is no longer expected to occur, the net cumulative gain or loss previously recognized in other comprehensive income is transferred to income. As of January 1, 2019, the Company has discontinued hedge accounting on foreign exchange forward contracts related to its manufacturing and service programs. The Company continued to hedge its exposure for economic purposes.

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

Trade and other receivables, net

Trade and other receivables include amounts billed to customers, unbilled receivables in which the Company’s right to consideration is unconditional and current portion of orbital receivables, net of allowance for expected credit losses. The Company bills customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company maintains an allowance for expected credit losses for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. The Company periodically determines the adequacy of this allowance by evaluating the comprehensive risk profiles of all individual customer receivable balances including, but not limited to, the customer’s financial condition, credit agency reports, financial statements, credit limit and overall current economic conditions.

Orbital Receivables

Orbital receivables relate to performance incentives due under certain satellite construction contracts that are paid over the in-orbit life of the satellite. Orbital receivables are recognized as revenue when measuring progress under the cost-to-cost method during the construction period. The interest portion of the in-orbit payments is recognized as orbital revenue. Long-term orbital receivables are included in Non-current assets, net of allowances on the Consolidated Balance sheets.

The Company has a revolving securitization facility agreement with two international financial institutions. Under the terms of the agreement, the Company may offer to sell eligible orbital receivables from time to time with terms of seven years or less, discounted to face value using prevailing market rates.

The Company has sold certain orbital receivables in tranches that span multiple years and include longer-term maturities. The orbital receivables that have been securitized remain recognized on the Consolidated Balance Sheets as the Company does not meet the accounting criteria for surrendering control of the receivables. The net proceeds received on the orbital receivables have been recognized as securitization liabilities and are subsequently measured at amortized cost using the effective interest rate method. Securitization liabilities are presented in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets. The securitized orbital receivables and the securitization liabilities are being drawn down as payments are received from the customers and passed on to the purchaser of the tranche. The Company continues to recognize orbital revenue on the orbital receivables that are subject to the securitization transactions and recognizes interest expense to accrete the securitization liability.

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

The Company’s most significant joint venture was Vricon, a joint venture with Saab AB, specializing in the production of 3D models using high resolution imagery. On July 1, 2020, the Company closed the acquisition of Vricon by purchasing the remaining 50% ownership interest in Vricon. The operating results of Vricon are included in the Company’s Consolidated Statement of Operations beginning July 1, 2020. The following tables present summarized financial information for Vricon as of December 31, 2019, and for the years ended December 31, 2019 and 2018. Equity method investments are insignificant for the year ended December 31, 2020.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Summarized Consolidated Balance Sheet

December 31,
2019
Current assets	$49
Non-current assets	5
Total assets	$54

Total liabilities [1]	$10

1As of December 31, 2019, liabilities were classified as current.

Summarized Consolidated Statement of Operations

	December 31,	December 31,
	2019	2018
Revenues	$54	$21
Gross profit	$51	$19
Income from operations	$32	$2
Net income	$24	$1

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The estimated useful lives are as follows:

Estimated useful life
Land improvements	20 years
Buildings	7 - 45 years
Leasehold improvements	lesser of useful life or term of lease
Equipment	2 - 40 years
Satellites [1]	11.5 - 15 years
Furniture and fixtures	2 - 10 years
Computer hardware	2 - 13 years

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

Estimated useful life
Customer relationships	9 - 21 years
Backlog	2 - 5 years
Technologies	5 - 13 years
Software	2 - 10 years
Image library	5 years
Trade names and other	1 - 20 years
Non-compete agreements	2 years

Impairment

Intangible assets and property, plant and equipment and other long-lived assets

Intangible assets, property, plant and equipment and other long-lived assets are tested for impairment at least annually on October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Intangible assets and property, plant and equipment and other long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and recorded as a reduction in the carrying value of the related asset.

If an owned satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period it is determined the satellite is not recoverable. The amount of loss would be reduced to the extent of insurance

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

proceeds received. The timing of the loss and the insurance recovery will likely differ, as an insurance recovery generally cannot be recognized until final settlement with the insurance company is reached.

In December 2018, the Company experienced a loss of the WorldView-4 satellite and in 2019, the Company received insurance recoveries of $183 million. The insurance proceeds are included in operating cash flows as they are considered business interruption insurance and represent the Company’s satellite’s loss of capacity to produce imagery for sale to the Company’s customers.

Orbital Receivables

The Company records an allowance on its orbital receivables when, based on current events and circumstances, it believes it is probable that the outstanding amounts will not be collected. The Company utilizes customer credit ratings, expected credit loss and other credit quality indicators, as well as contractual terms to evaluate the collectability of orbital receivables on a quarterly basis. When qualitative factors indicate that all or a portion of an outstanding orbital receivable is uncollectable, a fair value assessment is performed using a discounted cash flow model as an indicator to determine whether an increase in the allowance is necessary. Changes in the allowance against orbital receivables are typically included in Impairment losses within the Consolidated Statements of Operations.

Goodwill

Goodwill is tested for impairment at least annually on October 1, or whenever events or changes in circumstances indicate that its carrying amount may be less than its recoverable amount.

Goodwill is tested for impairment at the reporting unit level. The Company may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Where a qualitative approach is used, an evaluation of events and circumstances impacting the reporting unit is performed to determine the likelihood of goodwill impairment. Based on that qualitative evaluation if it is determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, a quantitative impairment test is performed.

Where a quantitative approach is used, Management typically uses an income approach to estimate the fair value of a reporting unit, which requires the use of significant judgments and estimates, including future cash flows, terminal growth rates, and discount rates. Any changes to these inputs could have a material impact on the impairment calculation. An impairment loss is recognized to the extent that the carrying value of a reporting unit exceeds its fair value. Management assesses the reasonableness of the results by reconciling the sum of the estimated fair values of the reporting units, including the Company’s Corporate balance sheet, to the Company’s market capitalization and market value of invested capital as of the date of our annual impairment test.

The Company used a qualitative approach for its goodwill impairment assessment as of October 1, 2020 and determined that no impairment existed. The Company used a quantitative approach for its goodwill impairment assessment as of October 1, 2019 and determined that no impairment existed.

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

Employee benefits

Defined benefit pension and other postretirement benefit plans

The Company maintains defined benefit pension and other postretirement benefit plans for certain employees within its Space Infrastructure segment. The pension and other postretirement plan benefits were frozen on December 31, 2013.

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

The Company uses the net asset value (“NAV”) practical expedient to measure the fair value of the plan’s commingled fund investments. These commingled fund investments for which the fair value is measured using the NAV practical expedient are excluded from the fair value hierarchy.

The Company recognizes the amortization of prior service costs as a component of Selling, general and administrative expense. All other costs are recognized outside of operating income within Other (income) expense, net. The Company recognizes administrative expenses related to frozen plans outside of Operating income (loss) within Other (income) expense, net.

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

Defined contribution plans

The Company also maintains defined contribution plans for some of its employees whereby the Company pays contributions based on a percentage of the employees’ annual salary. Obligations for contributions to defined contribution pension plans are recognized as an employee benefit expense in Operating income (loss) as the services are provided.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Stock-based compensation plans

The Company maintains a number of stock-based compensation plans for certain employees and directors that may be settled with cash and/or equity. For certain stock-based compensation plans, the Company has the ability to mandate equity settlement by issuing reserved shares. Stock-based compensation plans are measured at fair value using either the Black-Scholes option pricing model or Monte Carlo simulation model and the fair value is expensed on a graded vesting schedule over the vesting period. Management uses judgment to determine the inputs to the models including the expected plan lives, underlying stock price volatility and forfeiture rates. Volatility is estimated by considering the Company’s historic stock price volatility over similar periods to the expected life of the awards under consideration. Changes in these assumptions will impact the calculation of fair value and the amount of compensation expense recognized within Selling, general and administrative expense in the Consolidated Statements of Operations.

The fair value of liability classified awards is recognized as a liability within Accrued compensation and benefits and Pension and other postretirement benefit liabilities in the Consolidated Balance Sheets. The Company classifies stock-based compensation awards as liability when the expectation is the awards will be settled in cash. The liability is re-measured and charged to income at each reporting date until the award is settled.

The fair value of equity-settled plans is recognized in Additional paid-in capital in the Consolidated Balance Sheets. Equity-settled plans are measured based on the grant date fair value of the award including the impact of estimated forfeitures and are not re-measured. The Company classifies stock-based compensation awards as equity when the expectation is the awards will be settled in equity.

Income taxes

The Company is subject to income taxes in the United States, Sweden, and other foreign jurisdictions. The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the currently enacted tax rates that are expected to apply in years in which they are expected to be paid for or realized. All deferred income taxes are classified as non-current in the Company's Consolidated Balance Sheets. Significant judgments are required in order to determine the realizability of deferred tax assets. In assessing the need for a valuation allowance, the Company's management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future sources of taxable income, carry-forward periods available, the existence of prudent and feasible tax planning strategies, and other relevant factors.

The recognition of uncertain tax positions is evaluated based on whether it is considered more likely than not that the position taken, or expected to be taken, on a tax return will be sustained upon examination through litigation or appeal. For those positions that meet the recognition criteria, they are measured as the largest amount that is more than 50 percent likely to be realized upon ultimate settlement. The Company believes that the reserves for unrecognized tax benefits are adequate to cover all open tax years based on its assessment. If the expected outcome of the matter changes, the Company will adjust income tax expense (benefit) accordingly in the period in which the expected outcome has changed. The Company classifies interest and penalties related to income taxes as income tax expense.

The Company earns investment and other tax credits with respect to its research and development expenses. The benefit of these tax credits is recorded as an adjustment of income tax expense (benefit).

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Recently Adopted Accounting Pronouncements

Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which together with subsequent amendments is included in ASC 326 – Financial Instruments – Credit Losses. ASC 326, as amended, significantly changes the impairment model for most financial assets and certain other instruments. ASC 326, as amended, requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. These updates were effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The Company adopted this standard and related amendments effective January 1, 2020, using the modified retrospective approach. The adoption of this standard resulted in additional disclosures related to the Company’s orbital receivables. Refer to Note 6 for details. There were no impacts to the Consolidated Financial statements as a result of adoption.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also simplifies aspects of accounting for franchise taxes and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual and interim financial statement periods beginning after December 15, 2020, with early adoption permitted. The Company early adopted this standard and related amendments effective January 1, 2020 on a prospective basis, in order to utilize the simplifying provision that removes the exception to the incremental approach for intraperiod tax allocation when a loss is incurred from continuing operations and income or a gain results from another item such as discontinued operations. There were no additional material impacts to the Consolidated Financial Statements as a result of adoption.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which together with subsequent amendments is included in ASC 842 – Leases. This new standard required that all leases with an initial term greater than one year be recorded on the balance sheet as right-of-use assets and lease liabilities. Additional qualitative and quantitative disclosures are also required. The Company adopted the lease standard on January 1, 2019, using the modified retrospective transition approach on the effective date. The Company elected the package of practical expedients, which allows the Company not to reassess whether any expired or existing contracts as of the adoption date are or contain a lease, lease classification for any expired or existing leases as of the adoption date and initial direct costs for any existing leases as of the adoption date. The Company did not elect the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. Upon adoption, the Company recognized operating lease right-of-use assets and lease liabilities of $133 million and $176 million, respectively in its Consolidated Balance Sheets. There were no material impacts to the Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

3.  NEW STANDARDS AND INTERPRETATIONS NOT YET ADOPTED

Reference Rate Reform

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) which together with subsequent amendments is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

31, 2022. The Company expects that it will elect to apply some of the expedients and exceptions in ASU 2020-04. However, the Company is still evaluating the guidance and the impact that adoption of ASU 2020-04 will have on the Company's financial statements.

4.  DISCONTINUED OPERATIONS

On April 8, 2020, the Company completed the sale of the MDA Business to Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. (“MDA Purchaser”), for an aggregate purchase price of $729 million (C$1.0 billion) (“MDA Transaction”). The Company recognized an after-tax gain on disposal of discontinued operations of $317 million, net of $12 million in taxes, on the MDA Transaction for the year ended December 31, 2020. The tax on the MDA Transaction is primarily due to the estimated U.S. federal Base Erosion and Anti-Abuse Tax (“BEAT”) and California legislation suspending the use of net operating loss (“NOL”) carryforwards. The gain on the MDA Transaction includes a reclassification primarily related to the foreign currency translation adjustment balance of $68 million from Accumulated other comprehensive (loss) income. See Note 12 for details on the use of proceeds from the MDA Transaction.

In addition, the Company and the MDA Purchaser entered into a Transition Services Agreement pursuant to which the MDA Purchaser will receive certain services (“Services”). The Services will be provided based on an agreed upon fee arrangement through April 8, 2021.

The Company determined that as of December 29, 2019, the MDA Business met the criteria to be classified as held for sale. The MDA business was a separate reportable segment prior to the announcement of the MDA Transaction and constituted all the Company’s Canadian operations. As the MDA Transaction represented a strategic shift that had a major effect on the Company’s operations, the MDA Business results met the criteria to be reported as discontinued operations in accordance with ASC 205-20 – Discontinued Operations.

The assets and liabilities of MDA are classified as held for sale in the Consolidated Balance Sheet for the year ended December 31, 2019 with results classified as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented. For the year ended December 31, 2020, the Company has reported the operating results and cash flows related to the MDA Business through April 7, 2020.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Income (loss) from discontinued operations, net of tax for the MDA Business in the Consolidated Statements of Operations consists of the following:

	Year Ended
	December 31,
	2020 [1]	2019	2018
Revenues:
Product	$44	$206	$238
Service	42	161	182
Total revenues	$86	$367	$420
Costs and expenses:
Product costs, excluding depreciation and amortization	$38	$149	$149
Service costs, excluding depreciation and amortization	24	84	114
Selling, general and administrative	13	88	59
Depreciation and amortization	4	11	10
Impairment loss	12	12	477
Operating (loss) income	(5)	23	(389)
Interest expense, net	1	1	1
Other (income) expense, net [2]	(34)	3	—
Income (loss) before taxes	28	19	(390)
Income tax benefit	(4)	(7)	(13)
Income (loss) from operations of discontinued operations, net of tax	32	26	(377)
Gain on disposal of discontinued operations, net of tax	317	—	—
Income (loss) from discontinued operations, net of tax	$349	$26	$(377)

1For the year ended December 31, 2020, MDA Business results are presented through April 7, 2020.

[2]

Other (income) expense, net includes the $39 million recovery of the previously recorded liability in relation to the Company’s dispute with the Ukrainian Customer for the year ended December 31, 2020.

The Company performed its annual goodwill impairment analysis as of October 1, 2019. This analysis was updated upon announcement of the MDA Transaction for the year ended December 31, 2019. The Company concluded that there were no impairment indicators related to goodwill at either of the dates the impairment analyses were performed. For the year ended December 31, 2018, as a result of triggering events identified, which included a sustained decline in the Company’s stock price, the Company recorded a $477 million non-cash goodwill impairment charge. There were no goodwill impairment charges recognized for the year ended December 31, 2020.

MDA holds an investment in a privately held company in which it does not have significant influence and the fair value of which cannot be reliably measured through external indicators. The investment is evaluated quarterly for impairment. In 2019, the Company noted an observable price change related to its investment and, as a result, recorded an impairment loss of $12 million. There were no investment impairment losses recognized for the years ended December 31, 2020 or 2018.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The carrying amounts of the major classes of assets and liabilities, which are classified as held for sale in the Consolidated Balance Sheet, are as follows:

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

5.  BUSINESS COMBINATION

On July 1, 2020, the Company closed the acquisition of Vricon, Inc. (“Vricon”) by purchasing the remaining 50% ownership interest in Vricon (“Vricon Acquisition”) for $143 million, excluding Vricon cash on hand of $23 million, for $120 million, net of cash at closing. Vricon is a global leader in satellite-derived 3D data for defense and intelligence markets, with software and products that enhance 3D mapping, Earth intelligence data, military simulation and training and precision-guided munitions. Vricon was formed as a joint venture between Maxar and Saab AB in 2015 to combine patented Saab AB Intellectual Property with our commercial satellite imagery to build highly accurate, immersive 3D products at scale. Prior to the closing of the acquisition, Vricon was the Company’s most significant joint venture.

To fund the Vricon Acquisition, the Company issued $150 million in aggregate principal amount of new senior secured notes due 2027. See Note 12 for additional details on the issuance of the new senior secured notes.

As part of the acquisition agreement, Vricon’s stock-based awards vested at the time of acquisition were settled in cash for $26 million. The unvested awards were forfeited.

The Vricon Acquisition was achieved in stages, which required the Company to remeasure its previously held equity interest in Vricon at its acquisition date fair value. As no material control premium was determined to exist, the call option purchase price of $117 million paid in the Vricon Acquisition was used to estimate the fair value of the previously held equity interest. The Company performed a business enterprise valuation to corroborate the resulting total implied purchase consideration. This remeasurement resulted in a gain of approximately $85 million which is recorded in Other (income) expense within the Company’s Consolidated Statements of Operations for the year ended December 31, 2020.

The operating results of Vricon are included in the Company’s Consolidated Statements of Operations beginning July 1, 2020. Vricon results are consolidated within the Earth Intelligence Segment.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The following table presents unaudited pro forma financial information as if Vricon had been included in the Company’s financial results as of January 1, 2019, through year end:

	Year Ended
	December 31,
	2020	2019
Revenues	$1,734	$1,706
Net income	$302	$119

Preliminary Purchase Price Allocation

The following table summarizes the fair value of the consideration transferred and the preliminary estimated fair values of the major classes of assets acquired and liabilities assumed at the acquisition date. The fair value of the intangible assets acquired has been determined using valuation techniques that require significant judgement, including the amount and timing of future net cash flows and discount rates.

July 1, 2020
Call option purchase price	$117
Fair value of existing equity interest	117
Cash settlement of equity awards	26
Purchase consideration	$260
Assets
Cash and cash equivalents	$23
Trade and other receivables, net	9
Property, plant and equipment, net	3
Intangible assets, net	73
Other assets	7
Total assets	$115
Liabilities
Accounts payable	1
Accrued liabilities	3
Deferred income tax liability	17
Other current liabilities	6
Total liabilities	27
Fair value of net identifiable assets acquired	88
Goodwill	$172

The following table summarizes the intangible assets acquired from the Vricon Acquisition by class and useful life:

	Carrying value	Remaining useful life
Finite-lived intangible assets:
Backlog	$21	2 years
Trademarks	1	1 year
Existing technology	49	9 years
Existing software	2	2 - 3 years
Total intangible assets	$73

The goodwill of $172 million is attributable primarily to the synergies expected to be achieved from integrating Vricon with the Company’s existing capabilities. Due to the nature of the transaction, the Company will not receive a step-up in tax basis on the fixed assets, intangible assets or goodwill recorded in the purchase price allocation.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

6.  TRADE AND OTHER RECEIVABLES, NET

	December 31,	December 31,
	2020	2019
U.S. government receivables:
Billed	$84	$88
Unbilled	76	46
	160	134
Other governments and commercial receivables:
Billed	97	123
Unbilled	19	54
	116	177
Total trade receivables	276	311
Orbital receivables, current portion	49	43
Other	3	4
Allowance for doubtful accounts	(1)	(1)
Trade and other receivables, net	$327	$357

As of December 31, 2020 and 2019, non-current orbital receivables, net of allowances were $361 million and $382 million, respectively.

The Company has orbital receivables from 14 customers for which the largest customer’s value represents 19% and 27% of the stated balance sheet value for the years ended December 31, 2020 and 2019, respectively.

The changes in allowance for expected credit losses related to non-current orbital receivables for the years ended December 31, 2020 and 2019, consist of the following:

Orbital Receivables Allowance
Allowance as of December 31, 2018	$(21)
Additions	(14)
Allowance as of December 31, 2019	(35)
Additions	(14)
Allowance as of December 30, 2020	$(49)

The expected timing of total contractual cash flows, including principal and interest payments for orbital receivables is as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
Contractual cash flows from orbital receivables	$69	$70	$77	$76	$69	$340	$701

During the year ended December 31, 2020, the Company did not sell any eligible orbital receivables or repurchase any orbital receivables. During the year ended December 31, 2019, the Company did not sell any eligible orbital receivables and repurchased $24 million of specifically identified orbital receivables. The orbital receivables were repurchased as a result of its customer transferring the obligation to another entity which did not meet the credit criteria of its lenders. The net proceeds received on sold orbital receivables have been recognized as securitization liabilities.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Securitization liabilities as of December 31, 2020 and 2019, are as follows:

	December 31,	December 31,
	2020	2019
Current portion	$14	$17
Non-current portion	47	48
Total securitization liabilities	$61	$65

7.  INVENTORY

	December 31,	December 31,
	2020	2019
Raw materials	$22	$13
Work in process	9	7
Inventory	$31	$20

8.  PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	December 31,
	2020	2019
Satellites	$397	$397
Equipment	207	196
Leasehold improvements	81	75
Computer hardware	78	67
Furniture and fixtures	15	15
Construction in process[1]	572	388
Property, plant and equipment, at cost	1,350	1,138
Accumulated depreciation	(467)	(380)
Property, plant and equipment, net	$883	$758

[1]	Construction in process is primarily related to the construction of the Company’s WorldView Legion satellite constellation.

Depreciation expense for property, plant and equipment was $93 million, $107 million and $150 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Sale leaseback

During the fourth quarter of 2019, the Company completed the sale and subsequent leaseback of Company owned properties in Palo Alto, California for net proceeds of $280 million. The Company recognized a gain on the sale of the properties of $136 million, which was adjusted for off-market leaseback terms, and is included in Gain on sale of assets in the Company’s Consolidated Statement of Operations. During 2020, the Company recognized a $4 million reduction in the gain due to the extension of the lease term on one of the properties, which is included in Gain on sale of assets in the Company’s Consolidated Statement of Operations.

Sale of building

During the fourth quarter of 2018, the Company completed the sale of one of its buildings in Palo Alto, California for net proceeds of $68 million. The sale resulted in a gain of $33 million from the sale, which is included in Gain on sale of assets in the Company’s Consolidated Statements of Operations.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

9.  INTANGIBLE ASSETS AND GOODWILL

	December 31,			December 31,
	2020			2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$615	$(146)	$469	$615	$(102)	$513
Backlog	129	(79)	50	330	(217)	113
Technologies	369	(211)	158	320	(144)	176
Software	298	(125)	173	213	(83)	130
Image library	80	(58)	22	80	(48)	32
Trade names and other	38	(15)	23	37	(10)	27
Intangible assets	$1,529	$(634)	$895	$1,595	$(604)	$991

During the year ended December 31, 2020, the gross carrying value and accumulated amortization balances for fully amortized backlog were removed. Amortization expense related to intangible assets was $255 million, $269 million and $289 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The estimated annual amortization expense related to finite-lived intangible assets as of December 31, 2020, is as follows:

	Year Ended December 31,
	2021	2022	2023	2024	2025	2026 and thereafter
Amortization expense	$190	$176	$80	$65	$54	$330

Goodwill balances for each reporting segment are as follows:

	Earth Intelligence	Space Infrastructure	Total
Balance as of December 31, 2018
Goodwill	$1,597	$17	$1,614
Accumulated impairment losses	(142)	(17)	(159)
	1,455	—	1,455
Balance as of December 31, 2019
Goodwill	1,597	17	1,614
Accumulated impairment losses	(142)	(17)	(159)
	1,455	—	1,455
Acquisition of Vricon	172	—	172
Balance as of December 31, 2020
Goodwill	1,769	17	1,786
Accumulated impairment losses	(142)	(17)	(159)
	$1,627	$—	$1,627

10. LEASES

The Company’s leases have remaining lease terms up to 14 years, some of which include options to extend the lease anywhere from six months to ten years.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Sale Leaseback

During the fourth quarter of 2019, the Company completed the sale and subsequent leaseback of Company owned properties in Palo Alto, California. The Company determined the leaseback of both properties to be operating leases, as the criteria to be classified as financing leases were not met. The Company recorded operating lease assets and liabilities of $63 million, representing the fair value of the minimum lease payments associated with the agreements to lease the assets back over a period of two to ten years. The Company also recorded a deferred financing liability representing the off-market terms of the lease. See Note 12 for additional details. During the third quarter of 2020, the Company recognized a reduction in the gain due to the extension of the lease term on one of the properties.

The Company recorded the current portions of the operating lease liabilities and the deferred financing liability in Current lease liabilities and Current portion of long-term debt, respectively, in the Consolidated Balance Sheet. The non-current portions of the operating lease assets, the operating lease liabilities and the deferred financing liability have been recorded in Non-current operating lease assets, Non-current operating lease liabilities and Long-term debt, respectively, in the Consolidated Balance Sheet. Interest expense on the financial liability has been recorded in Interest expense, net in the Consolidated Statement of Operations.

Finance lease expense, variable lease expense, short-term lease expense and sublease income are not material. The components of operating lease expense are as follows:

		Year ended December 31,
	Classification	2020	2019
Operating lease expense	Selling, general, and administrative expense, Product costs, and Service costs[1]	$47	$27

1Excluding depreciation and amortization

Operating lease expense for the year ended December 31, 2018 was $26 million.

Supplemental lease balance sheet information consists of the following:

		December 31,	December 31,
	Classification	2020	2019
Assets:
Operating	Non-current operating lease assets	$163	$176
Finance	Property, plant, and equipment, net	4	5
Total lease assets		$167	$181
Liabilities:
Current
Operating	Current operating lease liabilities	$41	$40
Finance	Current portion long-term debt	2	2
Non-current
Operating	Operating lease liabilities	158	173
Finance	Long-term debt	1	1
Total lease liabilities		$202	$216

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Supplemental lease cash flow information is as follows:

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43	$30
Loss (gain) on sale of assets	1	(136)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	16	72

Other supplemental lease information consists of the following:

	December 31,	December 31,
	2020	2019
Weighted average remaining lease term (in years)
Operating leases	8	9
Finance leases	2	3
Weighted average discount rate
Operating leases	6.5%	6.4%
Finance leases	4.1%	3.5%

Maturities of lease liabilities are as follows:

	2021	2022	2023	2024	2025	Thereafter	Less: imputed interest	Total minimum lease payments
Operating leases	$43	$41	$30	$26	$24	$92	$(57)	$199
Finance leases	1	1	1	—	—	—	—	3

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Changes to warranty and restructuring liabilities during the years ended December 31, 2020 and 2019, are as follows:

	Warranty and after-sale service	Restructuring
Balance as of December 31, 2018	$40	$3
Obligations incurred	3	18
Payments/uses	(2)	(19)
Balance as of December 31, 2019	$41	$2
Obligations incurred	1	—
Payments/uses	(4)	(2)
Balance as of December 31, 2020	$38	$—

12.  LONG-TERM DEBT AND INTEREST EXPENSE, NET

	December 31,	December 31,
	2020	2019
Syndicated Credit facility:
Term Loan B	$1,444	$1,960
2023 Notes	850	1,000
2027 Notes	150	—
Deferred financing	32	33
Debt discount and issuance costs	(57)	(54)
Obligations under finance leases and other	3	6
Total long-term debt	2,422	2,945
Current portion of long-term debt	(8)	(30)
Non-current portion of long-term debt	$2,414	$2,915

Syndicated Credit Facility

As of December 31, 2020, the Company’s senior secured syndicated credit facility (“Original Syndicated Credit Facility”, as amended prior to December 31, 2019, including as described below, “Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility in an aggregate capacity of up to $500 million maturing in December 2023 (“Revolving Credit Facility”) and (ii) a senior secured first lien term B facility in an original aggregate principal amount of $2.0 billion maturing in October 2024 (“Term Loan B”).

In October 2017, in connection with the acquisition of DigitalGlobe, the Company entered into the Original Syndicated Credit Facility in the aggregate principal amount of $3.75 billion, which was comprised of: (i) a four-year senior secured first lien revolving credit facility, (ii) a four-year senior secured first lien operating facility, (iii) a senior secured first lien term A facility (“Term Loan A”) and (iv) the Term Loan B. The net proceeds of the Original Syndicated Credit Facility were used, along with cash on hand, to consummate the acquisition of DigitalGlobe, to refinance all amounts outstanding under the Company’s existing syndicated credit facility and senior term loans, to repay DigitalGlobe’s outstanding indebtedness, to pay transaction fees and expenses, to fund working capital and for general corporate purposes.

In December 2018, the Company amended the Original Syndicated Credit Facility (“Second Amending Agreement”). The Second Amending Agreement provided that, so long as certain conditions were satisfied (the period during which such conditions are satisfied, the “Covenant Relief Period”) the maximum consolidated debt leverage ratios permitted under the Original Syndicated Credit Facility were increased and the interest rate incurred by the Company thereunder at certain consolidated debt leverage ratios were increased. The Second Amending Agreement also adjusted the definition of EBITDA for the purpose of calculating the financial ratios under U.S. GAAP. In addition to the above, during the Covenant Relief Period, the Second Amending Agreement restricted the use of certain asset sale proceeds, limited the

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

type of new debt issuances and limited certain restricted payments and permitted acquisitions under the Syndicated Credit Facility.

In November 2019, the Company further amended the Original Syndicated Credit Facility (“Third Amending Agreement”), certain portions of which became effective immediately and certain portions of which became effective in December 2019 upon the issuance of the 2023 Notes. The Third Amending Agreement, during the Covenant Relief Period, (i) modified the priority of the application of certain voluntary prepayments resulting from certain asset sales (but which did not affect the prepayments owed to the Term Loan B), and (ii) restricted use of proceeds of future borrowings. In addition, the Third Amending Agreement increased the maximum consolidated debt leverage ratios permitted under the Original Syndicated Credit Facility to 7.25x at the end of the fiscal quarter ended December 31, 2019, 7.50x at the end of the fiscal quarter ending March 31, 2020, 7.75x at the end of each fiscal quarter thereafter until the fiscal quarter ending September 30, 2021, 7.50x at the end of each fiscal quarter thereafter until the quarter ending September 30, 2022, 6.50x at the end of each fiscal quarter thereafter until the fiscal quarter ending March 31, 2023, and 5.75x for each fiscal quarter thereafter (subject to a 0.25x reduction in each maximum level upon a disposition of a business line for greater than $500 million). The Third Amending Agreement also extended the maturity of the Revolving Credit Facility by two years to December 2023, updated the Interest Coverage Ratio to be less than 2.0x at the end of each fiscal quarter, restricted investment capacity in certain permitted investments, restricted future increases in quarterly dividend payment levels and modified certain margin and standby fee terms. In addition, the Company canceled the operating credit facility and reduced committed borrowing capacity under the Revolving Credit Facility from $1.25 billion to $500 million. As of December 31, 2020 and 2019, the Company was in compliance with its debt covenants.

The Syndicated Credit Facility is guaranteed by the Company and certain designated subsidiaries (“Subsidiary Guarantors”) of the Company. The security for the Syndicated Credit Facility, subject to customary exceptions, includes substantially all the tangible and intangible assets of the Company and its Subsidiary Guarantors. The Company is required to make mandatory prepayments of the outstanding principal and accrued interest of the Syndicated Credit Facility (i) upon the occurrence of certain events and (ii) to the extent of a specified percentage of annual excess cash flow that is not reinvested or used for other specified purposes. The Syndicated Credit Facility is subject to customary affirmative and negative covenants, default provisions, representations and warranties and other terms and conditions.

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

During the year ended December 31, 2020, the Company repaid $511 million of borrowings under Term loan B using proceeds from the MDA Transaction. The Company expensed $7 million of unamortized debt issuance costs attributed to the partial pay down, which is included in Interest expense, net in the Consolidated Statements of Operations.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Revolving Credit Facility

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of December 31, 2020 and December 31, 2019, the Company had $31 million and $18 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility. As of December 31, 2020, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) U.S. dollar LIBOR, plus a margin of 120 - 425 basis points per annum, based on the Company’s total leverage ratio, or (ii) adjusted base rate, plus a margin of 20 - 325 basis points per annum, based on the Company’s total leverage ratio. The Revolving Credit Facility is payable at maturity on December 10, 2023. The Revolving Credit Facility may be repaid by the Company, in whole or in part, together with accrued interest, without premium or penalty.

Senior Secured Notes due 2023

In December 2019, the Company issued $1.0 billion in principal amount of 9.75% Senior Secured Notes due 2023 (“2023 Notes”). The 2023 Notes were offered and sold to qualified institutional buyers in the U.S. pursuant to Rule 144A and outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended. The 2023 Notes were issued at a price of 98% and are recorded as long-term debt in the consolidated financial statements. The 2023 Notes bear interest at the rate of 9.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2020.

On June 25, 2020, the Company repurchased $150 million aggregate principal amount of its 2023 Notes using proceeds from the MDA Transaction. The 2023 Notes were repurchased (“2023 Notes Repurchase”) at approximately 112.45% of the principal amount thereof, subject to customary closing conditions.

The 2023 Notes are guaranteed (“Guarantees”) on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the Syndicated Credit Facility (“2023 Guarantors”). The 2023 Notes are secured, equally and ratably with the Syndicated Credit Facility and any future first lien debt, by liens on the same assets that secure the Revolving Credit Facility and the Term Loan B.

The 2023 Notes and the Guarantees are the Company’s general senior secured obligations and rank equally in right of payment with all of the Company’s and the 2023 Guarantors’ existing and future unsubordinated debt (including the Syndicated Credit Facility). The 2023 Notes and the Guarantees are effectively senior to all of the Company’s and the 2023 Guarantors’ existing and future unsecured debt as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 2023 Notes and the Guarantees. The 2023 Notes and the Guarantees are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 2023 Notes or the Guarantees, are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2023 Notes, and are senior in right of payment to all of the Company’s and the 2023 Guarantors’ existing and future subordinated indebtedness.

The indenture governing the 2023 Notes limits, among other things, the Company and the Company’s restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt; make loans and investments; grant or incur liens; restrict dividends, loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets; enter into transactions with affiliates; reduce the Company’s satellite insurance; and consolidate or merge with, or sell substantially all of the Company’s assets to, another person. The 2023 Notes are also subject to compliance with a financial maintenance covenant in respect of the Company’s Consolidated Total Debt Ratio which was 7.25x at the end of the fiscal quarter ended December 31, 2019, 7.50x at the end of the fiscal quarter ending March 31, 2020, 7.75x at the end of each fiscal quarter thereafter until the fiscal quarter ending September 30, 2021,

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

7.50x at the end of each fiscal quarter thereafter until the quarter ending September 30, 2022, 6.50x at the end of each fiscal quarter thereafter until the fiscal quarter ending March 31, 2023, and 5.75x for each fiscal quarter thereafter (subject to a 0.25x reduction in each maximum level upon a disposition of a business line for greater than $500 million).

The 2023 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on December 15, 2021 at a redemption price of 107.313%, during the 12 months beginning on December 15, 2022 at a redemption price of 103.656%, and at any time on or after December 15, 2023 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date. The Company may also redeem the 2023 Notes, in whole or in part, at the Company’s option at any time prior to December 15, 2021 at a price equal to 100% of the principal amount of such 2023 Notes plus a “make-whole” premium, together with accrued but unpaid interest, if any, to, but excluding, the date of redemption. In addition, the Company may redeem up to 40% of the aggregate principal amount of the 2023 Notes at any time before December 15, 2021 with the net cash proceeds from certain equity offerings at a specified redemption price, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

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

Senior Secured Notes due 2027

On June 25, 2020, the Company issued $150 million in principal amount of 7.54% Senior Secured Notes due 2027 (“2027 Notes”). The 2027 Notes were offered and sold to qualified institutional buyers in the U.S. pursuant to Rule 144A and outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended. The 2027 Notes were issued at a price of 98.25% and bear interest at the rate of 7.54% per annum, payable semi-annually in cash in arrears, for which interest payments commenced in December 2020. The 2027 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility and the 2023 Notes.

The Company accounted for the issuance of the 2027 Notes and 2023 Notes Repurchase as debt modifications. As a result, the 12.45% premium paid on the repurchase of the $150 million of 2023 Notes is accounted for as an incremental discount that is amortized over the life of the 2027 Notes. Separately, the previously incurred unamortized debt discount and debt issuance costs are amortized over the remaining life of the outstanding 2023 Notes.

The 2027 Notes are guaranteed (“2027 Guarantees”) on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the 2023 Notes and the Syndicated Credit Facility (“2027 Guarantors”). The 2027 Notes are secured, equally and ratably with the 2023 Notes, the Syndicated Credit Facility and any future first lien debt, by liens on the same assets that secure the Revolving Credit Facility and Term Loan B.

The 2027 Notes and the 2027 Guarantees are the Company’s general senior secured obligations and rank equally in right of payment with all of the Company’s and the 2027 Guarantors’ existing and future unsubordinated debt (including the 2023 Notes and the Syndicated Credit Facility). The 2027 Notes and the 2027 Guarantees are effectively senior to all of the Company’s and the 2027 Guarantors’ existing and future unsecured debt as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 2027 Notes and the 2027 Guarantees. The 2027 Notes and the 2027 Guarantees are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 2027 Notes or the 2027 Guarantees, are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 2027 Notes, and are senior in right of payment to all of the Company’s and the Guarantors’ existing and future subordinated indebtedness.

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

Interest expense, net on long-term debt and other obligations are as follows:

	Year Ended December 31,
	2020	2019	2018
Interest on long-term debt	$191	$194	$171
Interest on orbital securitization liability	5	7	7
Interest expense on advance payments from customers	3	15	26
Imputed interest and other	2	—	—
Loss on debt extinguishment	7	22	—
Interest expense on dissenting stockholder liability	—	—	3
Capitalized interest	(33)	(19)	(7)
Interest expense, net	$175	$219	$200

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Scheduled minimum debt repayments are as follows for the year ending December 31, 2020 are as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
Syndicated Credit Facility	$—	$10	$20	$1,414	$—	$—	$1,444
2023 Notes	—	—	850	—	—	—	850
2027 Notes	—	—	—	—	—	150	150
Deferred financing	6	7	2	2	2	13	32
Finance leases and other	2	1	—	—	—	—	3
Debt discount and issuance costs	(12)	(13)	(14)	(7)	(3)	(8)	(57)
	$(4)	$5	$858	$1,409	$(1)	$155	$2,422

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company had no assets measured at fair value as of December 31, 2020.

	Recurring Fair Value Measurements of as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$20	$—	$20
Long-term debt[1]	—	2,556	—	2,556
	$—	$2,576	$—	$2,576

	Recurring Fair Value Measurements of as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$1	$—	$—	$1
	$1	$—	$—	$1
Liabilities
Interest rate swaps	$—	$18	$—	$18
Long-term debt[1]	—	3,004	—	3,004
	$—	$3,022	$—	$3,022

[1]

Long-term debt excludes finance leases, deferred financing and other and is carried at amortized cost. The outstanding carrying value was $2,387 million and $2,906 million at December 31, 2020 and 2019, respectively.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company determines fair value of its derivative financial instruments based on internal valuation models, such as discounted cash flow analysis, using management estimates and observable market-based inputs, as applicable. Management estimates include assumptions concerning the amount and timing of estimated future cash flows and application of appropriate discount rates. Observable market-based inputs are sourced from third parties and include interest rates and yield curves, currency spot and forward rates and credit spreads, as applicable. The Company had no foreign exchange forward contracts at December 31, 2020. The fair value of foreign exchange forward contracts at December 31, 2019 was not material.

The Company determines fair value of long-term debt that is actively traded in the secondary market using external pricing data, including any available quoted market prices and other observable inputs from available market information. For debt that is not actively traded in the secondary market, the fair value is based on the Company’s indicative borrowing cost derived from dealer quotes or discounted cash flows.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are all short-term in nature; therefore, the carrying value of these items approximates their fair value.

There were no transfers into or out of each of the levels of the fair value hierarchy during the years ended December 31, 2020 or December 31, 2019.

14.  DERIVATIVES AND HEDGING

Cash Flow Hedges

The Company is exposed to fluctuations in interest rates under the Syndicated Credit Facility. On April 5, 2018, the Company entered into several interest rate swap agreements in order to fix the base interest rate to be paid over an aggregate amount of the Company’s variable rate long-term debt, at an average rate of 2.56% (excluding the margin specified in the Syndicated Credit Facility).

The Company is also exposed to foreign exchange risks on certain sales and purchase contracts. The Company enters into foreign exchange forward contracts to hedge the exposure arising from expected foreign currency denominated cash flows on these sales and purchase contracts. As of January 1, 2019, the Company discontinued hedge accounting related to these sales and purchase contracts. The Company continued to hedge foreign exchange exposure on sales and purchase contracts for economic purposes.

	As of December 31, 2020
	Notional amount	Maximum Contract term
Derivatives designated as hedging instruments
Interest rate swaps[1]	$1,000	1.3 years

	As of December 31, 2019
	Notional amount	Maximum Contract term
Derivatives designated as hedging instruments
Interest rate swaps[1]	$1,000	2.3 years
Derivatives not designated as hedging instruments
Foreign exchange forward contracts
Sales contracts settled in U.S. dollars
Euro	10	0.1 years

1In April 2021 and 2022, the Company will have interest rate swap maturities of $500 million, respectively.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The effective portion of losses included in Other comprehensive loss, net of tax related to the Company’s interest rate swaps was $3 million, $13 million and $5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The gain (loss) from foreign exchange forward contracts was not material for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the estimated loss included in Accumulated other comprehensive income (loss) expected to be recognized in Net income (loss) in the next twelve months is $16 million.

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

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in the components of Accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments[1]	Unrecognized (Loss) Gain on Derivatives[2]	Loss on Pension and Other Postretirement Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2017	$130	$7	$(42)	$95
Other comprehensive loss	(19)	(10)	(4)	(33)
Tax benefit (expense)	—	3	(1)	2
Balance as of December 31, 2018	$111	$—	$(47)	$64
Other comprehensive income (loss)	14	(12)	(26)	(24)
Tax expense	1	—	—	1
Balance as of December 31, 2019	$126	$(12)	$(73)	$41
Other comprehensive loss	(47)	(3)	(43)	(93)
Reclassification to gain on disposal of discontinued operations[3]	(78)	(5)	15	(68)
Tax benefit (expense)	—	—	—	—
Balance as of December 31, 2020	$1	$(20)	$(101)	$(120)

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

[2]

As of January 1, 2019, the Company discontinued hedge accounting related to the Company’s foreign exchange contracts. The Company still applies hedge accounting to the interest rate swaps related to long-term debt. As of December 31, 2020, the balance consisted of unrecognized loss on the Company’s interest rate swaps.

3Relates to the reclassification of foreign currency translation from Accumulated other comprehensive (loss) income to the gain on disposal of discontinued operations due to the completion of the MDA Transaction. See Note 4 for details.

16. REVENUE

As of December 31, 2020, the Company had $1.9 billion of remaining performance obligations, which represents the transaction price of firm orders less inception to date revenue recognized. Remaining performance obligations generally exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenue relating to existing performance obligations of approximately $1.1 billion, $0.5 billion, and $0.3 billion in the fiscal years 2021, 2022 and thereafter, respectively.

Contract liabilities by segment are as follows:

As of December 31, 2020	Earth Intelligence [1]	Space Infrastructure	Total
Contract liabilities	$45	$234	$279

As of December 31, 2019	Earth Intelligence [1]	Space Infrastructure	Total
Contract liabilities	$130	$145	$275

[1]

There was no remaining contract liability balance associated with the Company’s EnhancedView Contract as of December 31, 2020 as the remaining revenue was fully recognized as of August 31, 2020. The contract liability associated with the Company’s EnhancedView Contract was $78 million as of December 31, 2019. During the year ended December 31, 2020, imputed interest on advanced payments increased the contract liability balance by $3 million, and $81 million in revenue was recognized, decreasing the contract liability balance.

The increase in contract liabilities is primarily due to cash received on a commercial contract in the Space Infrastructure segment in advance of services performed. The increase is partially offset by revenues recognized based upon the satisfaction of performance obligations within the Earth Intelligence segment.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company’s primary sources of revenue are as follows:

Year Ended December 31, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$633	$—	$633
Service revenues	1,081	9	—	1,090
Intersegment	—	79	(79)	—
	$1,081	$721	$(79)	$1,723

Year Ended December 31, 2019	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$560	$—	$560
Service revenues	1,085	21	—	1,106
Intersegment	—	125	(125)	—
	$1,085	$706	$(125)	$1,666

Year Ended December 31, 2018	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$697	$—	$697
Service revenues	1,058	49	—	1,107
Intersegment	1	77	(78)	—
	$1,059	$823	$(78)	$1,804

Certain of the Company’s contracts with customers in the Space Infrastructure segment include a significant financing component as payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital revenue related to these contracts of $30 million, $31 million and $32 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in product revenues.

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

The Company incurred estimated COVID-19 related EAC growth of $27 million for the year ended December 31, 2020. The changes in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours. These costs are considered incremental and separable from normal operations. The Company’s current estimates at completion on the Company’s satellite manufacturing contracts assume, among other things, that the Company remains in a COVID-19 operating posture in the factories through the spring of 2021.

During the year ended December 31, 2020, the Company recorded an additional $42 million estimated loss on a commercial satellite program which includes significant development efforts further delayed by COVID-19. The estimated COVID-19 impact on this program was $16 million for the year ended December 31, 2020 and is included in our total COVID-19 impact discussed above.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The approximate revenue based on geographic location of customers is as follows:

	Year Ended December 31,
	2020	2019	2018
United States	$1,406	$1,240	$1,238
Asia	96	161	213
Europe	84	69	54
Middle East	54	57	90
Australia	37	22	17
South America	25	97	133
Canada	10	10	49
Other	11	10	10
Total revenues	$1,723	$1,666	$1,804

Revenues from significant customers is as follows:

Year Ended December 31, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$774	$288	$—	$1,062
Commercial and other	307	433	(79)	661
Total revenues	$1,081	$721	$(79)	$1,723

Year Ended December 31, 2019	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$790	$151	$(1)	$940
Commercial and other	295	555	(124)	726
Total revenues	$1,085	$706	$(125)	$1,666

Year Ended December 31, 2018	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$712	$105	$(1)	$816
Commercial and other	347	718	(77)	988
Total revenues	$1,059	$823	$(78)	$1,804

The Company had revenues from a commercial customer in the Space Infrastructure segment that represented 11% of total revenues for the year ended December 31, 2020. The revenues from this commercial customer in the Space Infrastructure segment were less than 10%of the Company’s total revenues for the years ended December 31, 2019 and 2018, respectively.

17.  SEGMENT INFORMATION

The Company’s business is organized into two reportable segments: Earth Intelligence and Space Infrastructure. With the Company’s closing of the MDA Transaction on April 8, 2020, MDA is no longer considered a reportable segment and has been classified within Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations. All prior-period amounts have been adjusted to reflect the reportable segment change.

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company’s CODM measures the performance of each segment based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, tax, depreciation and amortization (“EBITDA”) adjusted for certain items affecting comparability as specified in the calculation. Certain items affecting comparability include restructuring, impairments, satellite insurance recovery, gain (loss) on sale of assets, CEO severance and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, and fees for audit, legal and consulting services.

Intersegment sales are generally recorded at cost-plus a specified margin, which may differ from what the segment may be able to obtain on sales to external customers.

The following table summarizes the operating performance of the Company’s segments:

	Year Ended December 31,
	2020	2019	2018
Revenues:
Earth Intelligence	$1,081	$1,085	$1,059
Space Infrastructure	721	706	823
Intersegment eliminations	(79)	(125)	(78)
Total revenues	$1,723	$1,666	$1,804

Adjusted EBITDA:
Earth Intelligence	$513	$548	$516
Space Infrastructure	(3)	(17)	(75)
Intersegment eliminations	(27)	(29)	(9)
Corporate and other expenses	(61)	(86)	(49)
Restructuring	—	(18)	(13)
Transaction and integration related expense	(7)	(16)	(33)
Impairment losses, including inventory	(47)	(17)	(652)
Satellite insurance recovery	—	183	—
(Loss) gain on sale of assets	(1)	136	33
CEO severance	—	(3)	—
Gain on remeasurement of Vricon equity interest [1]	85	—	—
Depreciation and amortization	(348)	(376)	(439)
Interest expense, net	(175)	(219)	(200)
Interest income [2]	3	2	—
Equity in income from joint ventures, net of tax	(1)	(11)	(2)
(Loss) income from continuing operations before taxes	$(69)	$77	$(923)

[1]

As a result of the Vricon Acquisition, the Company was required to remeasure its previously held equity interest in Vricon at its acquisition date fair value which resulted in a gain of $85 million. The gain is included in Other (income) expense, net on the Consolidated Statements of Operations.

2Included in Other (income) expense, net on the Consolidated Statements of Operations.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company’s capital expenditures are as follows:

Year Ended December 31, 2020	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$147	$21	$53	$221
Intangible assets	79	1	7	87
	$226	$22	$60	$308

Year Ended December 31, 2019	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$237	$16	$4	$257
Intangible assets	56	3	(2)	57
	$293	$19	$2	$314

Year Ended December 31, 2018	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$158	$22	$(30)	$150
Intangible assets	55	1	—	56
	$213	$23	$(30)	$206

Substantially all of the Company’s long-lived tangible assets were in the United States as of December 31, 2020, 2019 and 2018, respectively.

18.  IMPAIRMENT LOSSES

Property, plant and equipment impairment

There were no property, plant and equipment impairment losses recognized for the years ended December 31, 2020 or 2019.

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

Goodwill impairment

There were no goodwill impairment losses recognized for the years ended December 31, 2020 or 2019.

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

Intangible asset impairment

There were no intangible asset impairment losses recognized for the years ended December 31, 2020 or 2019.

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

Inventory impairment

There were no inventory impairment losses recognized for the year ended December 31, 2020.

For the years ended December 31, 2019 and 2018, the Company recognized inventory impairment losses of $3 million and $66 million, respectively, which are included in Product costs, excluding depreciation and amortization on the Consolidated Statements of Operations.

In the third quarter of 2018, the Company re-evaluated the carrying value of its inventory that was previously pegged to forecasted usage. All GeoComm inventory subject to future use based on forecasts was assessed for possible obsolescence. The result of the reassessment of future usage of the on-hand inventory was inventory impairment of $66 million for the year ended December 31, 2018.

Other impairment

For the year ended December 31, 2020, the Company recognized an impairment loss of $33 million within the Earth Intelligence segment related to the write-off of a prepaid asset with a commercial provider of ground station services under a contract which was above current market value. In December 2020, the Company executed a new multi-year contract with the provider for services at reduced cost. As a result of the prior contract being terminated and the new contract being at market value, the Company concluded the remaining prepaid asset from the prior contract with the provider had no continuing value.

For the years ended December 31, 2020, 2019 and 2018, the Company recognized orbital receivable impairment losses of $14 million, $14 million and $22 million, respectively, within the Space Infrastructure segment primarily due to a decrease in customer credit ratings.

For the year ended December 31, 2018, the Company recognized impairment losses of $10 million related to future premium payments and other assets related to the WorldView-4 satellite.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

19.  EMPLOYEE BENEFIT PLANS

Defined contribution plan

The Company maintains a defined contribution plan for some of its employees in the U.S., whereby the Company pays contributions based on a percentage of the employees’ annual salary. For the years ended December 31, 2020, 2019 and 2018, the Company recorded expense of $16 million, respectively, related to the plan.

Pension and other postretirement benefit plans

The Company maintains a defined benefit pension plan covering a portion of its employees within the Space Infrastructure segment. The pension and other postretirement plan benefits were frozen on December 31, 2013. The defined benefit plan provides pension benefits based on various factors including prior earnings and length of service. The defined benefit plan is funded and the Company’s funding requirements are based on the plans’ actuarial measurement framework as established by the plan agreements or applicable laws. The funded plans’ assets are legally separated from the Company and are held by an independent trustee. The trustee is responsible for ensuring that the funds are protected as per applicable laws.

The Company also provides for other postretirement benefits, comprised of life insurance covering a portion of its employees within the Space Infrastructure segment. The cost of these benefits is primarily funded out of Operating income (loss).

The table below summarizes changes in the benefit obligation, the fair value of plan assets and funded status for the Company’s pension and other postretirement benefit plans, as well as the aggregate balance sheet impact.

	Pension		Other Postretirement
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$583	$519	$14	$13
Service cost	2	2	—	—
Interest cost	17	21	—	1
Actuarial losses	55	71	—	—
Benefits paid	(33)	(30)	—	—
Benefit obligation at end of year	$624	$583	$14	$14

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$404	$352	$—	$—
Actuarial return on plan assets	40	70	—	—
Employer contributions	34	12	—	—
Benefits paid	(31)	(28)	—	—
Expenses paid	(3)	(2)	—	—
Fair value of plan assets at end of year	444	404	—	—
Unfunded status at end of year	$(180)	$(179)	$(14)	$(14)

Liabilities recognized in the Consolidated Balance Sheets:
Accrued compensation and benefits	$(1)	$(1)	$(1)	$(1)
Pension and other postretirement benefits	(179)	(178)	(13)	(13)
	$(180)	$(179)	$(14)	$(14)

The $41 million increase in the pension benefit obligation from 2019 to 2020 was primarily due to the decrease in the discount rate. The $40 million increase in the fair value of plan assets from 2019 to 2020 was primarily due to the return

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

on assets.

The accumulated benefit obligation for the defined pension benefit plans was $624 million and $583 million at December 31, 2020 and 2019, respectively.

Amounts recognized in Accumulated other comprehensive (loss) income consist of the following:

	Pension		Other Postretirement
	2020	2019	2020	2019
Net (loss) gain	$(110)	$(70)	$9	$12

The following table summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and other postretirement plans at December 31:

	Pension		Other Postretirement
	2020	2019	2020	2019
Discount rate	2.2%	3.0%	2.2%	3.0%

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the years ended December 31:

	Pension			Other Postretirement
	2020	2019	2018	2020	2019	2018
Interest cost	$17	$21	$19	$—	$1	$1
Expected return on plan assets	(24)	(24)	(27)	—	—	—
Amortization of net loss (gain)	1	—	—	—	(1)	(1)
Settlement gain	—	—	—	(4)	—	—
Expenses paid	2	2	2	—	—	—
Net periodic benefit cost	$(4)	$(1)	$(6)	$(4)	$—	$—

The following table summarizes the components recognized in Other comprehensive loss (income) for the Company’s pension and other postretirement benefit plans for the years ended December 31:

	Pension			Other Postretirement
	2020	2019	2018	2020	2019	2018
Net loss (gain)	$40	$25	$9	$4	$—	$(2)
Amortization of net (loss) gain	(1)	—	—	—	1	1
Total recognized in other comprehensive loss (income)	$39	$25	$9	$4	$1	$(1)
Total recognized in net periodic benefit cost (credit) and other comprehensive loss (income)	$35	$24	$3	$—	$1	$(1)

The following table summarizes the weighted average assumptions used to determine the net periodic benefit (credit) cost for the Company’s pension and other postretirement benefit plans for the years ended December 31:

	Pension			Other Postretirement
	2020	2019	2018	2020	2019	2018
Discount rate	3.0%	4.1%	3.4%	3.0%	4.1%	3.4%
Expected long-term return on plan assets	6.5%	7.0%	7.0%	N/A	N/A	N/A

The expected long-term return on plan assets assumption represents the average rate that the Company expects to earn over the long-term on the assets of the Company’s benefit plans, including those from dividends, interest income and capital appreciation. The Company utilizes a third-party consultant to assist in the development of the expected long-

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

term return on plan assets, which is based on expectations regarding future long-term rates of return for the plans’ investment portfolio, with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class.

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

The Committee has established a target allocation that the plan assets may be invested in for each major asset category and has established guidelines regarding diversification within asset categories to limit risk and exposure to a single or limited number of securities. The investment manager is required to rebalance the portfolio within two percentage points for any individual asset or combination of assets defined within policy targets. Asset allocation targets are re-balanced quarterly and re-assessed annually for the upcoming year. The investments of the plan include a diversified portfolio of both equity and fixed income investments. Equity investments are further diversified across U.S. and international stocks, small to large capitalization stocks, and growth and value stocks. Fixed income assets are diversified across U.S. and international issuers, corporate and governmental issuers and credit quality.

The following table presents a summary of target asset allocations for each major category of the plan assets as well as the actual asset allocations at December 31, 2020:

Asset Allocation	Target	Actual
Cash and cash equivalents	1%	1%
U.S. and global equity securities	71%	71%
Fixed income	28%	28%
	100%	100%

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The following table presents the fair value of the Company’s pension plan assets by asset category segregated by level within the fair value hierarchy, as described below:

	December 31, 2020				December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3	$—	$—	$3	$5	$—	$—	$5
International equity securities	—	—	—	—	—	—	1	1
Commingled funds [1]				441				398
Total assets at fair value	$3	$—	$—	$444	$5	$—	$1	$404

[1]

Investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy table. The total fair value of these amounts are presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented for total defined benefit pension plan assets.

Contributions. The funding policy for the Company’s pension and postretirement benefit plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Under the CARES Act, all single-employer funding obligations due during calendar year 2020 can be delayed until January 1, 2021, with accrued interest added to the delayed payments. The Company contributed $3 million to its pension plan in the first quarter of 2020 and deferred the remaining $15 million in payments for 2020 until the fourth quarter of 2020 when payment was made in full. At December 31, 2020, all legal funding requirements had been met.

In December 2020, the Company prefunded approximately $16 million to its qualified pension plan. Due to the December 2020 prefunding, there are no further required contributions for the Company’s qualified pension plan for the year ended December 31, 2021.

Estimated Future Benefit Payments. The following table presents expected pension and other postretirement benefit payments which reflect expected future service, as appropriate.

	2021	2022	2023	2024	2025	2025 through 2029
Pension	$31	$32	$32	$32	$32	$159
Other postretirement	1	1	1	1	1	5
	$32	$33	$33	$33	$33	$164

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

Omnibus Equity Incentive Plan – The Company adopted the Omnibus Equity Incentive Plan (“Omnibus Plan”) in February 2017 and the stockholders approved the Omnibus Plan in July 2017. The Omnibus Plan provides for grants to eligible employees, officers, consultants or advisors of the Company and its subsidiaries of stock options, long-term

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

incentive units, restricted stock units (“RSUs”), SARs and performance stock units (“PSUs”) in order to provide a long-term incentive compensation to such persons. No awards will be made under the Omnibus Plan to non-employee directors. 1,100,000 shares were reserved for issuance under the Omnibus Plan. The Omnibus Plan has a term of ten years and shares may be issued by the Company from treasury. As of December 31, 2019, no further awards shall be granted under the Omnibus Plan.

2019 Incentive Award Plan – The Company adopted the 2019 Incentive Award Plan (“2019 Plan”) in March 2019 and the stockholders approved the 2019 Plan in May 2019. The 2019 Plan provides for grants to eligible employees, officers, consultants, directors or advisors of the Company and its subsidiaries of stock options, SARs, restricted stock award, RSUs, deferred stock award, and PSUs in order to provide a long-term incentive compensation to such persons. 2,525,000 shares were reserved for issuance under the 2019 Plan. Any shares subject to a prior plan that are forfeited, cancelled, or expired shall be available for future grants under the 2019 Plan. Only awards settled in equity count against the share reserve.

Deferred Stock Unit Plan – On October 1, 2003, the Company established a Deferred Share Unit (“DSU”) Plan (“DSU Plan”) whereby the Company’s independent directors receive some or all of their annual retainers in DSUs. DSUs are granted at a price equal to the closing price of the common shares on the day before the date of grant. The DSUs are settled in cash at retirement at the closing price of the common shares of the Company on the retirement date of the director. Under the DSU Plan, 100,000 DSUs were reserved for issuance.

Legacy Employee Stock Purchase Plan – On October 1, 2001, the Company implemented an employee stock purchase plan. Under this plan, the Company could issue 1,500,000 common shares to certain eligible employees. The maximum number of common shares that could be issued under the plan in any one year was 300,000. Under the terms of the plan, employees could purchase shares of the Company at 85% of the market value of the shares. Employees could allocate a maximum of 10% of their salary to the plan to a maximum of C$20,000 per annum. During the years ended December 31, 2019 and 2018, 22,541 and 41,288, common shares were issued, respectively, at an average price of C$6.20 and C$42.20 under the legacy employee stock purchase plan. As of December 31, 2019, the Legacy Employee Stock Purchase Plan was discontinued.

Maxar Technologies Inc. Employee Stock Purchase Plan – On March 27, 2019, the Company implemented an employee stock purchase plan. Under this plan, the Company may issue 5,000,000 common shares to certain eligible employees. Under the terms of the plan, employees can purchase shares of the Company at 85% of the market value of the shares on the lower closing price of either the first or last day of the purchase period. Employees can allocate a maximum of 10% of their salary to the plan to a maximum of $25,000 per annum. During the years ended December 31, 2020 and 2019, 543,184 and 89,398 common shares were issued, respectively, at an average price of $9.75 and $6.09, respectively, under the employee stock purchase plan.

DigitalGlobe Equity Plan – The Employee Stock Option Plan (“DigitalGlobe Equity Plan”) was assumed as a result of the DigitalGlobe Transaction, effective as of October 5, 2017. As of December 31, 2017, no further awards shall be granted under the DigitalGlobe Equity Plan.

Stock Appreciation Rights

Certain awards issued under the Pre-2017 Plans, the 2017 Plan and Omnibus Plan remain outstanding as of December 31, 2020. The SARs issued under the Pre-2017 Plans vest over a period of three years, in the amount of one-third each year, and expire five years from their grant date. The SARs issued under the 2017 Plan and Omnibus Plan vest over a period of four years, in the amount of one-quarter each year, and expire ten years from their grant date.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

SARs Accounted for as Liability Classified Awards

A summary of the SARs accounted for as liability classified awards for the year ended December 31, 2020 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
SARs outstanding at December 31, 2019	579,320	$63.12
Exercised	—	—
Cancelled or expired	(197,100)	67.92
SARs outstanding at December 31, 2020	382,220	60.65	1.09	$—
SARs vested and expected to vest at December 31, 2020	382,220	60.65	1.09	$—
SARs exercisable at December 31, 2020	381,470	$60.68	1.08	$—

No SARs accounted for as liability classified awards were granted during the years ended December 31, 2020 or 2019. No SARs were exercised during the years ended December 31, 2020 or 2019, respectively. The total intrinsic value of SARs exercised during the year ended December 31, 2018 was not significant.

For the year ended December 31, 2020, total unrecognized compensation expense related to nonvested SARs accounted for as liability classified awards was not significant.

SARs Accounted for as Equity Classified Awards

A summary of the SARs accounted for as equity classified awards for the year ended December 31, 2020 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
SARs outstanding at December 31, 2019	925,591	$51.18
Granted	—	—
Exercised	—	—
Cancelled or expired	(115,064)	50.67
SARs outstanding at December 31, 2020	810,527	51.25	6.32	$—
SARs vested and expected to vest at December 31, 2020	810,527	51.25	6.32	$—
SARs exercisable at December 31, 2020	713,859	$50.95	6.25	$—

The weighted average grant-date estimated fair value of SARs accounted for as equity classified awards granted during the year ended December 31, 2018 was C$10.37. No SARs accounted for as equity classified awards were granted during the years ended December 31, 2020 or 2019. No SARs were exercised during the years ended December 31, 2020 or 2019, respectively. The total intrinsic value of SARs exercised during the year ended December 31, 2018 was not significant.

As of December 31, 2020, total unrecognized compensation expense related to nonvested SARs accounted for as equity classified awards was not significant.

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

RSUs Accounted for as Liability Classified Awards

A summary of the RSUs accounted for as liability classified awards for the year ended December 31, 2020 is presented below:

		Weighted Average
	Number of	Grant Date
	Awards [1]	Fair Value [1]
Nonvested RSUs at December 31, 2019	946,281	$6.93
Granted	—	—
Vested	(291,989)	6.93
Modified[2]	(532,365)	6.93
Cancelled or expired	(121,927)	6.92
Nonvested RSUs at December 31, 2020	—	$—

1RSUs under the 2019 Plan

2Liability classified RSUs modified to be equity settled

During the fourth quarter of 2020, the Company modified its outstanding 532,365 RSUs accounted for as liability classified awards to be equity settled on the vesting date. This modification resulted in an incremental expense of $3 million on the modification date and affected 37 employees. As a result of the modification, there were no remaining outstanding nonvested RSU liability settled awards as of December 31, 2020.

For the year ended December 31, 2020, the Company paid out $4 million for the vesting of RSUs accounted for as liability classified awards. There was no vesting of liability classified RSU awards for the years ended December 31, 2019 or 2018, respectively.

RSUs Accounted for as Equity Classified Awards

As part of the acquisition of DigitalGlobe, the Company provided replacement RSUs for a certain portion of the unvested RSU’s previously granted to DigitalGlobe employees under the DigitalGlobe Equity Plan. The remaining replacement RSUs will fully vest in 2021.

A summary of the status of the Company’s nonvested RSU awards under the 2019, Omnibus Plan and the DigitalGlobe Equity Plan as of December 31, 2020 and changes for the year ended December 31, 2020 is presented below:

		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards [1]	Fair Value [1]	Awards [2]	Fair Value [2]	Awards [3]	Fair Value [3]
Nonvested RSUs at December 31, 2019	986,735	$7.91	247,498	$36.42	100,671	$54.57
Granted	2,083,425	13.57	—	—	—	—
Vested	(409,551)	7.75	(159,679)	45.69	(71,427)	54.57
Modified[4]	532,365	28.74	—	—	—	—
Cancelled or expired	(243,005)	12.22	(17,446)	48.45	(2,928)	54.57
Nonvested RSUs at December 31, 2020	2,949,969	$15.33	70,373	$12.41	26,316	$54.57

1RSUs under the 2019 Plan

2RSUs under the Omnibus Plan

3RSUs under the DigitalGlobe Equity Plan

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

4Liability classified RSUs modified to be equity settled

During the years ended December 31, 2020, 2019, and 2018, the total fair value of RSUs that vested was $14 million, $14 million and $19 million, respectively. During the year ended December 31, 2020, there were 640,657 RSU awards that vested.

As of December 31, 2020, total unrecognized compensation expense related to nonvested RSUs was $19 million and is expected to be recognized over a weighted average remaining period of 1.1 years.

Performance Share Units

The Company issues PSUs to certain employees under the Omnibus Plan and 2019 Plan. The PSUs vest over a period of three years from the beginning date of a pre-determined performance period to the extent the Company has met its adjusted cash leverage (ACL) performance criteria during the performance period. Each unit has the ability to earn up to two common shares and the total number of shares earned is based upon both the ACL and total shareholder return (TSR), which compares the Company's relative TSR performance against the total shareholder return of the Russell 2000 index over the term of the award. Performance related to both the ACL and TSR can be 0-200%. The total payout is the average of the ACL and TSR and the maximum payout percentage for all PSUs granted by the Company is 200%. For PSUs granted in 2019, the payout for performance up to 100% will be in equity and any performance greater than 100% will be paid out in cash. For PSUs granted in 2020, the payout for performance is settled completely in equity.

A summary of the PSU awards for the year ended December 31, 2020 is presented below:

		Weighted Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested PSUs at December 31, 2019	963,402	$6.83
Granted	371,470	20.72
Performance adjustment	240,837	6.54
Vested	(481,674)	6.54
Cancelled or expired	(53,355)	8.80
Nonvested PSUs at December 31, 2020	1,040,680	$11.76

For the year ended December 31, 2020, the Company paid out $3 million for the vesting of PSUs. There was no vesting of PSU awards for the year ended December 31, 2019. There were no active PSU awards for the year ended December 31, 2018.

As of December 31, 2020, total unrecognized compensation expense related to nonvested PSUs was $10 million and is expected to be recognized over a weighted average remaining period of 1.2 years.

Deferred Share Units

A summary of the DSU awards for the year ended December 31, 2020 is presented below:

	Number of Awards	Weighted Average Issuance Price
DSUs outstanding at December 31, 2019	65,610	C$	52.76
Issued	—		—
Redeemed	(32,715)		49.50
DSUs outstanding at December 31, 2020	32,895	C$	56.01

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

During the years ended December 31, 2020 and 2019, the total intrinsic value of redeemed DSUs was not material. There were 32,715 DSUs and 41,993 DSUs redeemed for the years ended December 31, 2020 and December 31, 2019, respectively. No DSUs were redeemed during the year ended December 31, 2018.

Expense related to DSUs is recognized fully as stock-based compensation expense at the time they are issued. There were no DSUs issued for the years ended December 31, 2020 or 2019.

Stock-based compensation expense

The following table presents stock-based compensation expense (benefit) from continuing operations included in the Company’s Consolidated Statements of Operations:

		Year ended December 31,
	Classification	2020	2019	2018
Stock-based compensation expense	Selling, general, and administrative expense, Product costs, and Service costs	$43	$20	$20

Valuation of stock-based compensation awards

Valuation of Liability Classified SARs

The fair value of the SARs were estimated at each reporting period using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2020 [1]	2019	2018 [2]
Risk-free interest rate	—%	1.7 - 1.9%	1.7 - 1.9%
Dividend yield	—%	0.5%	1.8%
Volatility	—%	57 - 130%	14 - 23%
Expected lives (in years)	—	0.2 - 4.6	0.3 - 5.4

1No liability classified SARs were granted in 2020.

2Risk-free interest rate for 2018 is based on Canadian bond rates

Valuation of Equity Classified SARs and DSUs

The fair value of equity classified SARs and DSUs were estimated on the date of the grant or the date of accounting reclassification using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended December 31,
	2020 [1]	2019 [1]	2018 [2]
Risk-free interest rate			1.9 - 2.3%
Dividend yield			2.2 - 9.1%
Volatility			22 - 41%
Expected lives (in years)			3.0 - 7.0

1No equity classified SARs and DSUs were granted in 2020 and 2019.

2Risk-free interest rate for 2018 is based on Canadian bond rates

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Valuation of PSUs and RSUs

The fair value of PSUs not subject to a market condition (ACL) and equity classified RSUs is determined based on the closing price of the Company’s common stock on the grant date.

PSUs that are subject to the market condition (TSR) are valued using a Monte Carlo simulation model, which requires certain assumptions, including the risk-free interest rate, expected volatility, and the expected term of the award. The risk-free interest rate used in the Monte Carlo simulation model is based on zero-coupon yields implied by U.S. Treasury issues with remaining terms similar to the performance period on the PSUs. The performance period of the PSUs represents the period of time between the PSU grant date and the end of the performance period. Expected volatility is based on historical data of the Company and peer companies over the most recent time period equal to the performance period.

For PSU grants during the years ended December 31, 2020 and 2019 the assumptions used in the Monte Carlo simulation are as follows:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.9%	2.2 - 2.3%
Dividend yield	0.3%	0.5 - 0.9%
Volatility	79%	63 - 67%
Expected lives (in years)	2.8	2.9 - 3.0

The risk-free interest rate for 2020 and 2019 is based on the U.S. Treasury yield with the remaining term equal to the expected life assumed at the date of the grant. The dividend yield is based on the expected annual dividend yield at date of grant. The expected lives are based on the Company’s actual historical exercise experience. Volatility is calculated using a rate based upon the historical volatility of the Company’s common stock.

Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

21.  INCOME TAXES

The amounts disclosed within the income tax footnote represent those attributable to continuing operations.

The components of (loss) income before income taxes were:

	Year Ended December 31,
	2020	2019	2018
U.S.	$(69)	$77	$(806)
Non-U.S.	—	—	(117)
(Loss) income before taxes	$(69)	$77	$(923)

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Income tax (benefit) expense is comprised of the following:

	Year Ended December 31,
	2020	2019	2018
Current tax (benefit) expense
U.S.	$(5)	$5	$—
Non-U.S.	—	—	—
	(5)	5	—
Deferred tax benefit
U.S.	(17)	—	(2)
Non-U.S.	—	—	(46)
	(17)	—	(48)
Income tax (benefit) expense	$(22)	$5	$(48)

A reconciliation of the U.S. federal tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. statutory income tax rate	21%	21%	21%
Expected income tax (benefit) expense at statutory rate	$(14)	$16	$(194)
Non-deductible expenses	8	15	6
Tax on international operations	—	(1)	(45)
Change in valuation allowance	49	(108)	96
Base Erosion and Anti-Abuse Tax	(5)	5	—
Outside basis difference in assets held for sale	(39)	78	—
Tax credits	(3)	(1)	(9)
Non-deductible goodwill impairment	—	—	98
Remeasurement of previously held equity interest	(18)	—	—
Other	—	1	—
Income tax (benefit) expense	$(22)	$5	$(48)
Effective income tax rate	32%	6%	5%

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Significant components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2020	2019	2018
Tax benefit of losses carried forward	$209	$219	$222
Tax credits	93	82	91
Construction contract liabilities	—	89	77
Property and equipment	—	—	15
Trade and other payables	35	41	38
Employee benefits	52	41	49
Unrealized gains and losses	20	6	6
Other	1	18	21
Deferred tax assets	410	496	519
Valuation allowance	(228)	(231)	(304)
Deferred tax assets, net of valuation allowance	182	265	215

Construction contract liabilities	(10)	—	—
Property and equipment	(55)	(47)	—
Goodwill and intangibles	(106)	(124)	(213)
Outside basis difference in assets held for sale	—	(78)	—
Other	—	(10)	(2)
Deferred tax liabilities	(171)	(259)	(215)
Deferred tax assets, net	$11	$6	$—

The Company assesses the deferred tax assets for recoverability and, based upon all available evidence, establishes a valuation allowance to reduce the deferred tax assets to the amount that is more-likely-than-not realizable. The valuation allowance decreased $3 million from December 31, 2019 to December 31, 2020. This decrease was primarily due to the impact of current year operations, offset by the taxable gain recognized on the sale of MDA and adjustments to prior year deferred taxes.

During 2019, in connection with the MDA Transaction, the Company re-evaluated its prior permanent reinvestment assertion and concluded that it could no longer assert that the basis difference related to its investment was permanently reinvested. Accordingly, the Company established a deferred tax liability of approximately $78 million on the taxable temporary difference associated with its investment. In connection with the completion of the MDA Transaction, taxable gain was recognized in 2020 resulting in a release of the taxable temporary difference associated with its investment.

As of December 31, 2020, the Company has approximately $791 million, $822 million, and $16 million of federal, state, and non-U.S. net operating loss (“NOL”) carryforwards. The U.S. Domestication does not impact the availability of the losses carried forward to future years. We have recorded a $2 million income tax receivable as a result of an anticipated NOL carryback resulting from the Vricon Acquisition.

The following table summarizes the NOL carryforwards by jurisdiction:

	Expiration Period	December 31, 2020
Federal	2035 - 2037	$512
	None	279
State	2022 - 2038	756
	None	66
Non-U.S.	None	16

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company also has U.S. federal and state tax credits carried forward of $77 million and $11 million as of December 31, 2020, relating to research and development expenditures set to expire between 2021 and 2040 and state research credits with no expiry. Additionally, the Company has U.S. foreign tax credits carried forward of $5 million set to expire between 2021 and 2030.

The following table summarizes the changes in unrecognized tax benefits:

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$7	$—	$—
Gross increases related to prior period tax positions	2	6	—
Gross increases related to current period tax positions	1	1	—
Gross decreases related to prior period tax positions	(1)	—	—
Balance, end of year	$9	$7	$—

As of December 31, 2020, there were $9 million of unrecognized tax benefits that, if recognized, would be offset by changes in the deferred tax assets. It is not anticipated that a material reduction of unrecognized tax benefits will occur within the next twelve months.

The Company and its subsidiaries file income tax returns in the United States and various foreign jurisdictions. With some exceptions, the Company remains subject to income tax examination in the United States for years after 2002.

The Company records interest and penalties accrued or recovered in relation to unrecognized tax benefits in income tax expense. The Company has not recognized any interest and penalties in the three-year comparative period due to available attributes.

22. NET INCOME (LOSS) PER COMMON SHARE

The following table includes the calculation of basic and diluted net income (loss) per common share:

	Year Ended December 31,
	2020	2019	2018

(Loss) income from continuing operations	$(46)	$83	$(873)
Income (loss) from discontinued operations, net of tax	349	26	(377)
Net income (loss)	$303	$109	$(1,250)

Weighted average number of common shares outstanding-basic	60.7	59.6	58.1
Weighted dilutive effect of equity awards	—	0.6	—
Weighted average number of common shares outstanding-diluted	60.7	60.2	58.1

Basic net income (loss) per common share:
(Loss) income from continuing operations	$(0.76)	$1.39	$(15.03)
Income (loss) from discontinued operations, net of tax	5.75	0.44	(6.49)
Basic net income (loss) per common share	$4.99	$1.83	$(21.52)

Diluted net income (loss) per common share:
(Loss) income from continuing operations	$(0.76)	$1.38	$(15.03)
Income (loss) from discontinued operations, net of tax	5.75	0.43	(6.49)
Diluted net income (loss) per common share	$4.99	$1.81	$(21.52)

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

For the years ended December 31, 2020, 2019, and 2018 approximately 4 million, 2 million and 3 million awards, respectively, were excluded from the diluted weighted average number of ordinary common shares outstanding calculation because their effect would have been anti-dilutive.

23.  COMMITMENTS AND CONTINGENCIES

Contingencies in the Normal Course of Business

As discussed in Note 6, satellite construction contracts may include performance incentives whereby payment for a portion of the purchase price of the satellite is contingent upon in-orbit performance of the satellite. The Company’s ultimate receipt of orbital performance incentives is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. A complete or partial loss of a satellite’s functionality can result in loss of orbital receivable payments or repayment of amounts received by the Company under a warranty payback arrangement. The Company generally receives the present value of the orbital receivables if there is a launch failure or a failure caused by a customer error, but will forfeit some or all of the orbital receivables if the loss is caused by satellite failure or as a result of Company error. The Company recognizes orbital performance incentives in the financial statements based on the amounts that are expected to be received and believes that it will not incur a material loss relating to the incentives recognized. With respect to the Company’s securitized liability for the orbital receivables, upon the occurrence of an event of default under the securitization facility agreement or upon the occurrence of limited events, the Company may be required to repurchase on demand any effected receivables at their then net present value. As discussed in Note 6, during the year ended December 31, 2020, the Company did not sell any eligible orbital receivables or repurchase any orbital receivables. During the year ended December 31, 2019, the Company did not sell any eligible orbital receivables and repurchased $24 million of specifically identified orbital receivables. The orbital receivables were repurchased as a result of our customer transferring the obligation to another entity which did not meet the credit criteria of our lenders.

The Company may incur liquidated damages on programs as a result of delays due to slippage, or for programs which fail to meet all milestone requirements as outlined within the contractual arrangements with customers. Losses on programs related to liquidated damages result in a reduction of revenue. Changes in estimates related to contracts accounted for using the cost-to-cost method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Unrecoverable costs on contracts that are expected to be incurred in future periods are recorded in program cost in the current period. Additionally, construction contracts may have termination for default clauses which if triggered could result in potential losses and legal disputes.

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

The CARES Act was enacted on March 27, 2020 in the United States. Under the CARES Act, all single-employer funding obligations due during calendar year 2020 can be delayed until January 1, 2021, with accrued interest added to the delayed payments. See Note 19 for additional details on the CARES Act.

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

On January 14, 2019, a Maxar stockholder filed a putative class action lawsuit captioned Oregon Laborers Employers Pension Trust Fund, et al. v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the United States District Court for the District of Colorado (the “Colorado Action”), naming Maxar and members of management as defendants alleging, among other things, that the Company’s public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. On October 7, 2019, the lead plaintiff filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and members of management in connection with the Company’s public disclosures between March 26, 2018 and January 6, 2019. The consolidated complaint alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were allegedly false and/or misleading during the class period. On September 11, 2020, the court granted in part, and denied in part, defendants’ motion to dismiss. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00613564-00CP in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. On November 15, 2019, Mr. O’Brien and another Maxar stockholder resident in Canada issued a new putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00631107-00CP, naming Maxar and certain members of management and the board of directors as defendants as well as Maxar’s auditor, KPMG LLP. On February 7, 2020, the January 2019 lawsuit was discontinued. The Statement of Claim alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were false and/or misleading during the class period and claims damages of $700 million. On April 24, 2020, the plaintiffs served their

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

motion record for leave under the Securities Act (Ontario) and to certify the action as a class proceeding, which motion is currently pending. The Company believes that these cases are without merit and intends to vigorously defend against them.

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al., No. I9CV35070 in the Superior Court of the State of California, County of Santa Clara, naming Maxar, and certain members of management and the board of directors as defendants. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Company’s June 2, 2017 Registration Statement and prospectus filed in anticipation of its October 5, 2017 merger with DigitalGlobe. On April 30, 2020, the plaintiff filed an amended complaint alleging the same causes of action against the same set of defendants as set forth in his original complaint. The lawsuit is based upon many of the same underlying factual allegations as the Colorado Action. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. On January 24, 2021, the court granted in part, and denied in part, defendants’ motion to dismiss. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

On November 14, 2019, a derivative action was filed against Maxar and certain current and former members of management and the board of directors in United States District Court for the District of Delaware, captioned as Dorling, Derivatively on Behalf of Nominal Defendant Maxar Technologies Inc. v. Lance, et al., No. 19-cv-02134-UNA. On September 18, 2020, another purported derivative action was filed in the same court against Maxar and certain current and former members of management and the board of directors, captioned as Golub, Derivatively on Behalf of Maxar Technologies Inc. v. Lance, et al., No. 20-cv-01251-UNA. Both complaints concern the same factual allegations as asserted in the Colorado Action. The court has consolidated and stayed both derivative cases.

The Company is a party to various other legal proceedings and claims that arise in the ordinary course of business as either a plaintiff or defendant. As a matter of course, the Company is prepared both to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities. The Company has established accrued liabilities for these matters where losses are deemed probable and reasonably estimable. The outcome of any of these other proceedings, either individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company expenses legal fees related to contingencies as incurred.

24.  SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Year Ended December 31,
	2020	2019	2018
Supplemental cash flow information:
Cash paid for interest	$(205)	$(193)	$(152)
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	$13	$19	$19

25.  SUBSEQUENT EVENT

SXM-7 satellite

On January 27, 2021, Sirius XM Holdings Inc. (“Sirius XM”) announced in its public filings with the U.S. Securities and Exchange Commission that there is an evaluation underway to determine the extent of damage to its SXM-7 satellite

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

caused by certain events on January 16, 2021. The SXM-7 satellite was constructed by the Company and launched by Sirius XM on December 13, 2020. As of December 31, 2020, the satellite was functioning as intended.

As of February 11, 2021, although there can be no assurance of full recovery of the operations of the SXM-7 satellite, the Company was continuing the process of troubleshooting and diagnosing the situation. However, on that date, Sirius XM asserted to the Company that the SXM-7 satellite is a “total loss”.

As previously disclosed, the Company’s contractual arrangements with Sirius XM for the construction of the SXM-7 satellite include industry-standard provisions regarding, among other things, transfer of risk of loss upon launch. As of December 31, 2020, the Company had $15 million in unbilled receivables that are collectible from Sirius XM upon in-orbit acceptance of the SXM-7 satellite (the “Acceptance Receivables”) and $14 million in orbital receivables that are collectible over the satellite’s expected in-orbit life of 15 years (the “Orbital Receivables” and, collectively with the Acceptance Receivables, the “Receivables”), for which the entire amount of the Receivables were considered collectible. If the SXM-7 satellite is validly declared a “total loss” pursuant to the Company’s contractual arrangements, the collectability of the entire $29 million of Receivables would be at risk. In addition to the risk associated with the outstanding receivables, the Company may be exposed to liquidated damages not previously accrued at December 31, 2020 of up to $9 million.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no other changes that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

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

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Information about our Directors will be included in the Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

EXECUTIVE OFFICERS

The Executive Officer information will be included in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

AUDIT COMMITTEE FINANCIAL EXPERT

The information as to the Audit Committee and the Audit Committee Financial Expert will be included in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

CODE OF ETHICS

Information about our Code of Ethics will be included in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

OTHER DISCLOSURES

Other disclosures required by this Item will be included in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

Information concerning Executive Compensation will be included in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information as to Securities Authorized for Issuance Under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management will be included in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information as to Certain Relationships and Related Transactions and Director Independence will be included in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information as to Principal Accountant Fees and Services and Audit Committee Pre-Approval will be included in the Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
1)	All financial statements:

2)	Financial statement schedules:

Financial statement schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes thereto.

3)	Exhibits:

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
2.1	Stock Purchase Agreement by and Among Maxar Technologies Inc., Maxar Technologies Holdings Inc. and Neptune Acquisition Inc., dated as of December 29, 2019	8-K	001-38228	2.1	12/30/2019
3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Secretary of the State of Delaware.	8-K	001-38228	3.1	1/2/19

3.2	Second Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.1	10/29/20

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-38228	3.1	5/13/19

4(vi)1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act					X

4.1	Restated Credit Agreement by and among Maxar Technologies Ltd., Royal Bank of Canada and the Lenders named therein, dated as of October 5, 2017.	6-K	001-38228	10.1	10/16/17

4.2	First Amending Agreement dated as of December 21, 2018 to the Restated Credit Agreement dated as of October 5, 2017.	10-K	001-38228	4.2	3/1/19

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
4.3	Second Amending Agreement dated as of December 21, 2018 to the Restated Credit Agreement dated as of October 5, 2017.	6-K	001-38228	99.2	12/21/18

4.4	Third Amending Agreement dated as of November 4, 2019 to the Restated Credit Agreement dated as of October 5, 2017.	8-K	001-38228	4.2	12/11/19

4.5	Fourth Amending Agreement dated as of December 11, 2019 to the Restated Credit Agreement dated as of October 5, 2017.	10-K	001-38226	4.5	3/2/20

4.6	Fifth Amending Agreement dated as of December 19, 2019 to the Restated Credit Agreement dated as of October 5, 2017.	10-K	001-38228	4.6	3/2/20

4.7	Sixth Amending Agreement dated as of April 1, 2020 to the Restated Credit Agreement dated as of October 5, 2017.	10-Q	001-38228	4.2	8/5/20

4.8	Indenture, dated as of December 2, 2019 (Notes due 2023).	8-K	001-38228	4.1	12/2/19

4.9	Supplemental Indenture No. 1, dated as of December 11, 2019 (Notes due 2023).	8-K	001-38228	4.1	12/11/19

4.10	Supplemental Indenture No. 2, dated as of May 21, 2020 (Notes due 2023).	10-Q	001-38228	4.1	8/5/20

4.11	Indenture, dated as of June 25, 2020 (Notes due 2027).	8-K	001-38228	4.1	6/26/20

10.1*	Form of Executive Change in Control and Severance Agreement	10-Q	001-38228	10.2	5/11/20

10.2*	Form of Indemnification Agreement.	8-K	001-38228	10.12	1/2/19

10.3.1*	Biggs Porter Employee Term Sheet.	10-K	001-38228	10.3.1	3/1/19

10.3.2*	Amended and Restated Employment Agreement of Daniel Jablonsky.	10-Q	001-38228	10.1	5/11/20

10.4*	Maxar Technologies Ltd. Omnibus Equity Incentive Plan.	S-8	333-220853	4.3	10/6/17

10.4.1*	Amendment to the Maxar Technologies Ltd. Omnibus Equity Incentive Plan.	S-8	001-38228	4.3	5/15/18

10.4.2*	Amendment to the Maxar Technologies Ltd. Omnibus Equity Incentive Plan.	S-8	333-219296 333-220853 333-224934	4.13	1/2/19

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

10.4.3*	Form of LTIP Award Omnibus Equity Incentive Plan (U.S. Employees).	10-K	001-38228	10.4.3	3/1/19

10.4.4*	Form of LTIP Award Omnibus Equity Incentive Plan (Canadian Employees).	10-K	00138228	10.4.4	3/1/19

10.4.5*	Form of RSU Award Omnibus Equity Incentive Plan (U.S. Employees).	10-K	001-38228	10.4.5	3/1/19

10.4.6*	Form of RSU Award Omnibus Equity Incentive Plan (Canadian Employees).	10-K	001-38228	10.4.6	3/1/19

10.5*	Maxar Technologies Ltd. Employee Stock Option Plan.	S-8	333-220853	4.2	10/6/17

10.5.1*	Form of Restricted Share Unit Award Agreement Employee Stock Option Plan.	S-8	333-220853	4.5	10/6/17

10.5.2*	Form of Restricted Share Unit Award Agreement.	S-8	333-220853	4.6	10/6/17

10.5.3*	Amendment to Restricted Share Unit Award Agreement.	S-8	333-220853	4.7	10/6/17

10.6*	MacDonald, Dettwiler and Associates Ltd. 2016 Long-Term Incentive Plan.	S-8	333-219296	4.8	7/14/17

10.6.1*	Amendment to MacDonald, Dettwiler and Associates Ltd. 2016 Long-Term Incentive Plan.	S-8	333-219296 333-220853 333-224934	4.12	1/2/19

10.6.2*	Form Award Agreement – 2016 Long-Term Incentive Plan (Canadian Employees).	S-8	333-219296	4.14	7/14/17

10.6.3*	Form Award Agreement – 2016 Long-Term Incentive Plan (U.S. Employees).	S-8	333-219296	4.15	7/14/17

10.7*	MacDonald, Dettwiler and Associates Ltd. 2017 Long-Term Incentive Plan.	S-8	333-220853	4.4	10/6/17

10.7.1*	Amendment to MacDonald, Dettwiler and Associates Ltd. 2017 Long-Term Incentive Plan.	S-8	333-219296 333-220853 333-224934	4.14	1/2/19

10.8*	Form of Restricted Share Unit Award Agreement for Non-U.S. Grantees.	10-Q	001-34299	10.5	5/2/17

10.9*	Maxar Technologies Inc. 2019 Incentive Award Plan.	S-8	333-231296	4.3	5/8/19

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.9.1*	Form of PSU Award Grant Notice – 2019 Plan.	10-Q	001-38228	10.4	5/9/19

10.9.2*	Form of RSU Award Grant Notice – 2019 Plan.	10-Q	001-38228	10.5	5/9/19

10.9.3*	Form of Stock Option Grant Notice – 2019 Plan.	10-Q	001-38228	10.6	5/9/19

10.9.4*	Form of RSU Award Grant Notice – 1 year vesting – 2019 Plan.	10-Q	001-38228	10.7	5/9/19

10.9.5*	Form of Cash-Settled RSU Award Grant Notice.	10-Q	001-38228	10.8	5/9/19

10.9.6*	Form of Cash Incentive Award Grant Notice.	10-Q	001-38228	10.9	5/9/19

10.9.7*	First Amendment to the Maxar Technologies Inc. 2019 Incentive Award Plan.	8-K	001-38228	10.1	5/15/20

10.9.8*	Form of Performance Stock Unit Award Grant Notice.	10-Q	001-38228	10.3	5/11/20

10.10	Maxar Technologies Inc. Employee Stock Purchase Plan.	S-8	333-231296	4.4	5/8/19

10.11#	Limited Recourse Receivables Purchase Agreement dated September 16, 2016 among Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd., and ING Bank N.V.	F-4/A	001-38228	10.4	6/2/17

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

		Incorporated by Reference				Filed
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

February 24, 2021Maxar Technologies Inc.

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

/s/ Daniel L. Jablonsky Daniel L. Jablonsky /s/ Biggs C. Porter Biggs C. Porter /s/ Carolyn K. Pittman Carolyn K. Pittman

President and Chief Executive Officer

(Principal Executive Officer and Duly Authorized Officer),

Director

Executive Vice President and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer)

Senior Vice President and Chief Accounting Officer

(Principal Accounting Officer and Duly Authorized Officer)

February 24, 2021 February 24, 2021 February 24, 2021
/s/ General Howell M. Estes III	Director	February 24, 2021
General Howell M. Estes III

/s/ Nick S. Cyprus	Director	February 24, 2021
Nick S. Cyprus

/s/ Roxanne J. Decyk	Director	February 24, 2021
Roxanne J. Decyk

/s/ Joanne O. Isham	Director	February 24, 2021
Joanne O. Isham

/s/ General C. Robert Kehler	Director	February 24, 2021
General C. Robert Kehler

/s/ Gilman Louie	Director	February 24, 2021
Gilman Louie
/s/ Dr. L. Roger Mason, Jr.	Director	February 24, 2021
Dr. L. Roger Mason, Jr.

/s/ Dr. Heather A. Wilson	Director	February 24, 2021
Dr. Heather A. Wilson

/s/ Eric J. Zahler	Director	February 24, 2021
Eric J. Zahler

/s/ Eddy Zervigon	Director	February 24, 2021
Eddy Zervigon