Form 10-Q
period 2021-03-31
Maxar Technologies Inc.
filed 2021-05-03
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of April 26, 2021, there were 71,862,210 shares of the registrant’s common stock, at $0.0001 par value, outstanding, and zero shares of the registrant’s Series A Junior Participating Preferred Stock, at par value $0.01 per share, outstanding.

Maxar Technologies Inc.

Quarterly Report on Form 10-Q

For the period ended March 31, 2021

PART I. FINANCIAL INFORMATION

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Product	$142	$107
Service	250	274
Total revenues	392	381
Costs and expenses:
Product costs, excluding depreciation and amortization	148	145
Service costs, excluding depreciation and amortization	93	93
Selling, general and administrative	84	68
Depreciation and amortization	74	90
Impairment loss	—	14
Operating loss	(7)	(29)
Interest expense, net	78	49
Other income, net	(1)	(3)
Loss before taxes	(84)	(75)
Income tax expense	—	2
Equity in loss from joint ventures, net of tax	—	1
Loss from continuing operations	(84)	(78)
Income from discontinued operations, net of tax	—	30
Net loss	$(84)	$(48)

Basic net income (loss) per common share:
Loss from continuing operations	$(1.30)	$(1.30)
Income from discontinued operations, net of tax	—	0.50
Basic net loss per common share	$(1.30)	$(0.80)

Diluted net income (loss) per common share:
Loss from continuing operations	$(1.30)	$(1.30)
Income from discontinued operations, net of tax	—	0.50
Diluted net loss per common share	$(1.30)	$(0.80)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(In millions)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(84)	$(48)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	(49)
Unrealized gain (loss) on interest rate swaps	6	(15)
Gain on pension and other postretirement benefit plans	1	1
Other comprehensive income (loss), net of tax	6	(63)
Comprehensive loss, net of tax	$(78)	$(111)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Balance Sheets

(In millions)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$22	$27
Trade and other receivables, net	318	327
Inventory	38	31
Advances to suppliers	27	24
Prepaid and other current assets	58	59
Total current assets	463	468
Non-current assets:
Orbital receivables, net	339	361
Property, plant and equipment, net	889	883
Intangible assets, net	867	895
Non-current operating lease assets	156	163
Goodwill	1,627	1,627
Other non-current assets	84	86
Total assets	$4,425	$4,483
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$104	$115
Accrued liabilities	77	65
Accrued compensation and benefits	76	105
Contract liabilities	284	278
Current portion of long-term debt	8	8
Current operating lease liabilities	41	41
Other current liabilities	48	51
Total current liabilities	638	663
Non-current liabilities:
Pension and other postretirement benefits	189	192
Contract liabilities	1	1
Operating lease liabilities	151	158
Long-term debt	2,098	2,414
Other non-current liabilities	101	119
Total liabilities	3,178	3,547
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized; 71.7 million and 61.2 million outstanding at March 31, 2021 and December 31, 2020, respectively)	—	—
Additional paid-in capital	2,207	1,818
Accumulated deficit	(847)	(763)
Accumulated other comprehensive loss	(114)	(120)
Total Maxar stockholders' equity	1,246	935
Noncontrolling interest	1	1
Total stockholders' equity	1,247	936
Total liabilities and stockholders' equity	$4,425	$4,483

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In millions)

	Three Months Ended
	March 31,
	2021	2020
Cash flows (used in) provided by:
Operating activities:
Net loss	$(84)	$(48)
Income from operations of discontinued operations, net of tax	—	30
Loss from continuing operations	(84)	(78)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Impairment loss	—	14
Depreciation and amortization	74	90
Amortization of debt issuance costs and other non-cash interest expense	4	4
Stock-based compensation expense	11	3
Loss from early extinguishment of debt	41	—
Cumulative adjustment to SXM-7 revenue	25	—
Other	4	(1)
Changes in operating assets and liabilities:
Trade and other receivables	3	47
Accounts payable and liabilities	(49)	(39)
Contract liabilities	6	(52)
Other	(8)	(1)
Cash provided by (used in) operating activities - continuing operations	27	(13)
Cash used in operating activities - discontinued operations	—	(2)
Cash provided by (used in) operating activities	27	(15)
Investing activities:
Purchase of property, plant and equipment and development or purchase of software	(50)	(60)
Return of capital from discontinued operations	—	11
Cash used in investing activities - continuing operations	(50)	(49)
Cash used in investing activities - discontinued operations	—	(3)
Cash used in investing activities	(50)	(52)
Financing activities:
Net proceeds of revolving credit facility	25	15
Repurchase of 2023 Notes, including premium	(384)	—
Net proceeds from issuance of common stock	380	—
Repayments of long-term debt	(2)	(7)
Settlement of securitization liability	(3)	(4)
Other	1	—
Cash provided by financing activities - continuing operations	17	4
Cash used in financing activities - discontinued operations	—	(15)
Cash provided by (used in) financing activities	17	(11)
Decrease in cash, cash equivalents, and restricted cash	(6)	(78)
Cash, cash equivalents, and restricted cash, beginning of year	32	109
Cash, cash equivalents, and restricted cash, end of period	$26	$31

Reconciliation of cash flow information:
Cash and cash equivalents	$22	$27
Restricted cash included in prepaid and other current assets	4	1
Restricted cash included in other non-current assets	—	3
Total cash, cash equivalents, and restricted cash	$26	$31

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In millions)

Three months ended March 31, 2021:

	Common Stock		Additional	Accumulated	Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	Deficit	comprehensive income (loss)	interest	equity
Balance as of December 31, 2020	61.2	$—	$1,818	$(763)	$(120)	$1	$936
Common stock issuance, net of transaction fees	10.0	—	380	—	—	—	380
Common stock issued under employee stock purchase plan	0.1	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.4	—	7	—	—	—	7
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	(84)	6	—	(78)
Balance as of March 31, 2021	71.7	$—	$2,207	$(847)	$(114)	$1	$1,247

Three months ended March 31, 2020:

	Common Stock		Additional	Accumulated	Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	Deficit	comprehensive income (loss)	interest	equity
Balance as of December 31, 2019	59.9	$—	$1,784	$(1,064)	$41	$1	$762
Common stock issued under employee stock purchase plan	0.2	—	2	—	—	—	2
Equity classified stock-based compensation expense	—	—	4	—	—	—	4
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	(48)	(63)	—	(111)
Balance as of March 31, 2020	60.1	$—	$1,790	$(1,112)	$(22)	$1	$657

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

Purchase Price Allocation

On July 1, 2020, the Company closed the acquisition of Vricon, Inc. During the three months ended March 31, 2021, the Company finalized the purchase price allocation related to the acquisition. There were no adjustments from the preliminary purchase price allocation determined as of December 31, 2020.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Recent Accounting Guidance Not Yet Adopted

Reference Rate Reform

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which together with subsequent amendments is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company expects that it will elect to apply some of the expedients and exceptions in ASU 2020-04. However, the Company is still evaluating the guidance and the impact that adoption of ASU 2020-04 will have on the Company's financial statements.

3.	DISCONTINUED OPERATIONS

On April 8, 2020, the Company completed the sale of the Company’s former Canadian subsidiary (“MDA Business”), to Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. (“MDA Purchaser”), for an aggregate purchase price of $729 million (C$1.0 billion) (“MDA Transaction”). The Company recognized an after-tax gain on disposal of discontinued operations of $317 million, net of $12 million in taxes, on the MDA Transaction for the year ended December 31, 2020. The operating results and cash flows related to the MDA Business are reflected as discontinued operations in the Unaudited Condensed Consolidated Statements of Operations and the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020. There was no activity within discontinued operations for the three months ended March 31, 2021.

In addition, the Company and the MDA Purchaser entered into a Transition Services Agreement pursuant to which the MDA Purchaser would receive certain services (“Services”). The Services were provided based on an agreed upon fee arrangement through April 8, 2021.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Income from discontinued operations, net of tax for the MDA Business in the Unaudited Condensed Consolidated Statement of Operations consists of the following:

Three Months Ended
March 31, 2020
Revenues:
Product	$39
Service	36
Total revenues	75
Costs and expenses:
Product costs, excluding depreciation and amortization	34
Service costs, excluding depreciation and amortization	21
Selling, general and administrative	13
Depreciation and amortization	4
Impairment loss	12
Operating loss	(9)
Interest expense, net	1
Other income, net [1]	(36)
Income before taxes	26
Income tax benefit	(4)
Income from discontinued operations, net of tax	$30

[1]	Other income, net includes the $39 million recovery of the previously recorded liability in relation to the Company’s dispute with a customer for the three months ended March 31, 2020.

4.	TRADE AND OTHER RECEIVABLES, NET

	March 31,	December 31,
	2021	2020
Billed	$158	$181
Unbilled	111	95
Total trade receivables	269	276
Orbital receivables, current portion	49	49
Other	1	3
Allowance for doubtful accounts	(1)	(1)
Trade and other receivables, net	$318	$327

During the first quarter of 2021, the Company reduced its outstanding receivables related to the SXM-7 satellite for the final milestone and expected orbital payments of $15 million and $14 million, respectively.

The Company had orbital receivables from 14 customers for which the largest customer’s value represents 22% and 19% of the stated balance sheet value as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, non-current orbital receivables, net of allowance for expected credit losses were $339 million and $361 million, respectively.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The changes in allowance for expected credit losses related to non-current orbital receivables for the three months ended March 31, 2021, consist of the following:

Orbital Receivables Allowance
Allowance as of December 31, 2020	$(49)
Additions	—
Allowance as of March 31, 2021	$(49)

Securitization liabilities as of March 31, 2021 and December 31, 2020, are as follows:

	March 31,	December 31,
	2021	2020
Current portion	$14	$14
Non-current portion	44	47
Total securitization liabilities	$58	$61

5.	INVENTORY

	March 31,	December 31,
	2021	2020
Raw materials	$27	$22
Work in process	11	9
Inventory	$38	$31

6.PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	December 31,
	2021	2020
Satellites	$397	$397
Equipment	213	207
Computer hardware	91	78
Leasehold improvements	82	81
Furniture and fixtures	15	15
Construction in process[1]	579	572
Property, plant and equipment, at cost	1,377	1,350
Accumulated depreciation	(488)	(467)
Property, plant and equipment, net	$889	$883

1Construction in process is primarily related to the construction of the Company’s WorldView-Legion satellite constellation.

Depreciation expense for property, plant and equipment was $23 million and $24 million for the three months ended March 31, 2021 and 2020, respectively.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

7.	INTANGIBLE ASSETS

	March 31, 2021			December 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$615	$(157)	$458	$615	$(146)	$469
Technologies	369	(228)	141	369	(211)	158
Software	320	(135)	185	298	(125)	173
Backlog	129	(87)	42	129	(79)	50
Image library	80	(61)	19	80	(58)	22
Trade names and other	38	(16)	22	38	(15)	23
Intangible assets	$1,551	$(684)	$867	$1,529	$(634)	$895

Amortization expense related to intangible assets was $51 million and $66 million for the three months ended March 31, 2021 and 2020, respectively.

8.	LONG-TERM DEBT AND INTEREST EXPENSE, NET

	March 31,	December 31,
	2021	2020
Syndicated Credit Facility:
Revolving Credit Facility	$25	$—
Term Loan B	1,444	1,444
2023 Notes	500	850
2027 Notes	150	150
Deferred financing	30	32
Debt discount and issuance costs	(47)	(57)
Obligations under finance leases and other	4	3
Total long-term debt	2,106	2,422
Current portion of long-term debt	(8)	(8)
Non-current portion of long-term debt	$2,098	$2,414

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

The maximum consolidated debt leverage ratios permitted under the Original Syndicated Credit Facility are 7.50x at the end of each fiscal quarter until the fiscal quarter ending September 30, 2021, 7.25x at the end of each fiscal quarter thereafter until the quarter ending September 30, 2022, 6.25x at the end of each fiscal quarter thereafter until the fiscal quarter ending March 31, 2023, and 5.50x for each fiscal quarter thereafter (subject to a 0.25x reduction in each maximum level upon a disposition of a business line for greater than $500 million).

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of March 31, 2021 and December 31, 2020, the Company had $25 million and $31 million, respectively, of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

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

On June 25, 2020, the Company issued $150 million in principal amount of 7.54% Senior Secured Notes due 2027 (“2027 Notes”). The 2027 Notes were offered and sold to qualified institutional buyers in the U.S. pursuant to Rule 144A and outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended. The 2027 Notes were issued at a price of 98.25% and bear interest at the rate of 7.54% per annum, payable semi-annually in cash in arrears, for which interest payments commenced December 2020. The 2027 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility and the 2023 Notes.

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

On March 26, 2021, the Company redeemed $350 million aggregate principal of its 2023 Notes using a portion of the net proceeds from the common stock offering (“Offering”). The Company paid premiums of approximately $34 million related to the early redemption. This resulted in a loss on debt extinguishment of $41 million for the three months ended March 31, 2021, which is included as part of Interest expense, net within the Unaudited Condensed Consolidated Statements of Operations. See Note 10 for additional details on the Offering.

Interest expense, net on long-term debt and other obligations is as follows:

	Three Months Ended March 31,
	2021	2020
Interest on long-term debt	$44	$54
Loss on debt extinguishment	41	—
Interest on orbital securitization liability	1	1
Imputed interest and other	1	—
Interest expense on advance payments from customers	—	2
Capitalized interest	(9)	(8)
Interest expense, net	$78	$49

9.	FINANCIAL INSTRUMENTS AND FAIR VALUE DISCLOSURES

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company had no assets measured at fair value as of March 31, 2021 and December 31, 2020, respectively.

	Recurring Fair Value Measurements of as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$14	$—	$14
Long-term debt[1]	—	2,157	—	2,157
	$—	$2,171	$—	$2,171

	Recurring Fair Value Measurements of as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$20	$—	$20
Long-term debt[1]	—	2,556	—	2,556
	$—	$2,576	$—	$2,576

[1]

Long-term debt excludes finance leases, borrowings under the Revolving Credit Facility, deferred financing and other and is carried at amortized cost. The outstanding carrying value was $2,047 million and $2,387 million at March 31, 2021 and December 31, 2020, respectively. The carrying value of borrowings under the Revolving Credit Facility approximates their fair value.

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

There were no transfers into or out of each of the levels of the fair value hierarchy during the periods ended March 31, 2021 and December 31, 2020.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

10.	STOCKHOLDERS’ EQUITY

On March 22, 2021, the Company completed the Offering of 10 million shares of common stock, par value $0.0001 per share, at a public offering price of $40 per share. The Company received proceeds of $380 million, net of $20 million of transaction fees as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, the Company had 2.4 million shares authorized and no shares outstanding of the Series A Preferred stock.

Changes in the components of Accumulated other comprehensive (loss) income are as follows:

	Foreign Currency Translation Adjustments	Unrealized Loss on Interest Rate Swaps	Loss on Pension and Other Postretirement Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$1	$(20)	$(101)	$(120)
Other comprehensive (loss) income	(1)	6	1	6
Tax benefit (expense)	—	—	—	—
Balance as of March 31, 2021	$—	$(14)	$(100)	$(114)

11.	REVENUE

On March 31, 2021, the Company had $1.8 billion of remaining performance obligations, which represents the transaction price of firm orders less inception-to-date revenues recognized. Remaining performance obligations generally exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenues relating to existing performance obligations of approximately $1.0 billion, $0.5 billion and $0.3 billion for the remaining nine months ended December 31, 2021, the year ending December 31, 2022 and thereafter, respectively.

Contract liabilities by segment are as follows:

As of March 31, 2021	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$42	$243	$285

As of December 31, 2020	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$45	$234	$279

The increase in contract liabilities is primarily due to cash received on a commercial contract in the Space Infrastructure segment in advance of services performed. The increase is partially offset by revenues recognized based upon the satisfaction of performance obligations.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company’s primary sources of revenues are as follows:

Three Months Ended March 31, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$142	$—	$142
Service revenues	250	—	—	250
Intersegment	—	13	(13)	—
	$250	$155	$(13)	$392

Three Months Ended March 31, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$107	$—	$107
Service revenues	271	3	—	274
Intersegment	—	22	(22)	—
	$271	$132	$(22)	$381

Certain of the Company’s contracts with customers in the Space Infrastructure segment include a significant financing component since payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital interest revenue of $7 million for both the three months ended March 31, 2021 and 2020, respectively, related to these contracts, which is included in product revenues.

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

For the three months ended March 31, 2021, the Company recognized a $25 million cumulative adjustment to revenue related to the Sirius XM contract with Sirius XM Holdings Inc. (“Sirius XM”). This resulted primarily from adjusting the EAC transaction price for the amount of the final milestone and expected orbital payments due to the non-performance of the SXM-7 satellite and other adjustments. In addition to the cumulative adjustment, incremental costs of $3 million were incurred related to the SXM-7 recovery efforts during the three months ended March 31, 2021. See Note 4 for additional details regarding the adjustment to trade and other receivables.

The Company did not incur COVID-19 related EAC growth during the three months ended March 31, 2021, compared to $18 million of COVID-19 related EAC growth for the three months ended March 31, 2020. The Company’s current estimates at completion on the Company’s satellite manufacturing contracts assume, among other things, that the Company remains in a COVID-19 operating posture in the factories through the spring of 2021.

The Company has certain programs in the Space Infrastructure segment which contain significant development efforts that have experienced delays and cost growth primarily due to the complexity of the programs resulting in an overall loss position. During the three months ended March 31, 2021, the Company recorded $10 million in EAC adjustments on loss contracts. During the three months ended March 31, 2020, the Company recorded $19 million in EAC adjustments on a commercial satellite loss contract which included significant development efforts further delayed by COVID-19.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Revenues based on the geographic location of customers are as follows:

	Three Months Ended March 31,
	2021	2020
United States	$323	$302
Asia	22	27
Europe	15	18
Middle East	14	13
Australia	11	7
South America	2	9
Other	5	5
Total revenues	$392	$381

Revenues from significant customers are as follows:

Three Months Ended March 31, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$171	$66	$—	$237
Commercial and other	79	89	(13)	155
Total revenues	$250	$155	$(13)	$392

Three Months Ended March 31, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$199	$65	$—	$264
Commercial and other	72	67	(22)	117
Total revenues	$271	$132	$(22)	$381

The Company had revenues from a commercial customer in the Space Infrastructure segment that represented 19% of total revenues for the three months ended March 31, 2021. The revenues from this commercial customer in the Space Infrastructure segment were less than 10% of the Company’s total revenues for the three months ended March 31, 2020.

12.	SEGMENT INFORMATION

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

The following table summarizes the operating performance of the Company’s segments:

	Three Months Ended March 31,
	2021	2020
Revenues:
Earth Intelligence	$250	$271
Space Infrastructure	155	132
Intersegment eliminations	(13)	(22)
Total revenues	$392	$381

Adjusted EBITDA:
Earth Intelligence	$107	$133
Space Infrastructure	(12)	(39)
Intersegment eliminations	(5)	(7)
Corporate and other expenses	(23)	(10)
Transaction and integration related expense	—	(1)
Impairment loss	—	(14)
Depreciation and amortization	(74)	(90)
Interest expense, net	(78)	(49)
Interest income [1]	1	1
Equity in income from joint ventures, net of tax	—	1
(Loss) income from continuing operations before taxes	$(84)	$(75)

[1]	Included in Other (income) expense, net on the Unaudited Condensed Consolidated Statements of Operations.

The Company’s capital expenditures are as follows:

Three Months Ended March 31, 2021	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$13	$4	$9	$26
Intangible assets	20	—	4	24
	$33	$4	$13	$50

Three Months Ended March 31, 2020	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$34	$3	$7	$44
Intangible assets	16	—	—	16
	$50	$3	$7	$60

Substantially all of the Company’s long-lived tangible assets were in the United States as of March 31, 2021 and December 31, 2020.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

13.	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension plans:

	Three Months Ended March 31,
	2021	2020
Interest cost	$3	$4
Expected return on plan assets	(7)	(6)
Amortization of net loss	1	—
Expenses paid	1	1
Net periodic benefit cost	$(2)	$(1)

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

14.	INCOME TAXES

For the three months ended March 31, 2021 and 2020, the effective tax rate on pre-tax continuing operations was 0.0% and (2.7)%, respectively. The effective tax rates for the three months ended March 31, 2021 and 2020 differ from the statutory U.S. federal income tax rate of 21.0% primarily due to the estimated Base Erosion and Anti-Abuse Tax, estimated permanent differences and changes in valuation allowance. The Company does not anticipate a significant change to the Company’s gross unrecognized tax benefits within the next 12 months.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. Based upon all available positive and negative evidence, the Company maintains a valuation allowance to reduce the net deferred tax asset to the amount that is more-likely-than-not realizable.

The Company computes an estimated annual effective tax rate (“AETR”) each quarter based on the current and forecasted continuing operating results. The income tax expense or benefit associated with the interim period is computed using the most recent estimated AETR applied to the year-to-date ordinary income or loss, plus the tax effect of any significant or infrequently occurring items recorded during the interim period. The computation of the estimated AETR at each interim period requires certain estimates and significant judgments including, but not limited to, the expected operating income (loss) for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur and additional information becomes known or as the tax environment changes.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

15.	NET INCOME (LOSS) PER COMMON SHARE

The following table includes the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2021	2020

Loss from continuing operations	$(84)	$(78)
Income from discontinued operations, net of tax	—	30
Net loss	$(84)	$(48)

Weighted average number of common shares outstanding-basic	64.8	60.1
Weighted dilutive effect of equity awards	—	—
Weighted average number of common shares outstanding-diluted	64.8	60.1

Basic net income (loss) per common share:
Loss from continuing operations	$(1.30)	$(1.30)
Income from discontinued operations, net of tax	—	0.50
Basic net loss per common share	$(1.30)	$(0.80)

Diluted net income (loss) per common share:
Loss from continuing operations	$(1.30)	$(1.30)
Income from discontinued operations, net of tax	—	0.50
Diluted net loss per common share	$(1.30)	$(0.80)

The weighted average number of common shares outstanding for the three months ended March 31, 2021 includes 10 million shares of the Company’s common stock issued in connection with the Offering. See Note 10 for further details.

For the three months ended March 31, 2021 and 2020 approximately 5 million and 4 million awards, respectively, were excluded from the diluted weighted average number of ordinary common shares outstanding calculation because their effect would have been anti-dilutive.

16.	COMMITMENTS AND CONTINGENCIES

Contingencies in the Normal Course of Business

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company may incur liquidated damages on programs as a result of delays due to slippage, or for programs which fail to meet all milestone requirements as outlined within the contractual arrangements with customers. Losses on programs related to liquidated damages result in a reduction of revenue. Changes in estimates related to contracts accounted for using the cost-to-cost method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Unrecoverable costs on contracts that are expected to be incurred in future periods are recorded in program cost in the current period. Additionally, construction contracts may have termination for default clauses, which if triggered, could result in potential losses and legal disputes.

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

COVID-19 represents a force majeure event and as such, the Company has notified certain customers that it will be exercising its legal rights given the uncertain nature of the current pandemic and the near and long-term impacts on the cost and schedule of the numerous programs in the existing backlog.

Legal proceedings

On January 14, 2019, a Maxar stockholder filed a putative class action lawsuit captioned Oregon Laborers Employers Pension Trust Fund, et al. v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the United States District Court for the District of Colorado (“Colorado Action”), naming Maxar and members of management as defendants alleging, among other things, that the Company’s public disclosures were deficient in violation of the federal securities laws and

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

seeking monetary damages. On October 7, 2019, the lead plaintiff filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and members of management in connection with the Company’s public disclosures between March 26, 2018 and January 6, 2019. The consolidated complaint alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were allegedly false and/or misleading during the class period. On September 11, 2020, the court granted in part, and denied in part, defendants’ motion to dismiss. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00613564-00CP in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. On November 15, 2019, Mr. O’Brien and another Maxar stockholder resident in Canada issued a new putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00631107-00CP, naming Maxar and certain members of management and the board of directors as defendants as well as Maxar’s auditor, KPMG LLP. On February 7, 2020, the January 2019 lawsuit was discontinued. The Statement of Claim alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were false and/or misleading during the class period and claims damages of $700 million. On April 24, 2020, the plaintiffs served their motion record for leave under the Securities Act (Ontario) and to certify the action as a class proceeding, which motion is currently pending. The Company believes that these cases are without merit and intends to vigorously defend against them.

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al., No. I9CV35070 in the Superior Court of the State of California, County of Santa Clara, naming Maxar, and certain members of management and the board of directors as defendants. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Company’s June 2, 2017 Registration Statement and prospectus filed in anticipation of its October 5, 2017 merger with DigitalGlobe, Inc. On April 30, 2020, the plaintiff filed an amended complaint alleging the same causes of action against the same set of defendants as set forth in his original complaint. The lawsuit is based upon many of the same underlying factual allegations as the Colorado Action. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. On January 24, 2021, the court granted in part, and denied in part, defendants’ motion to dismiss. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

17.	SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$27	$51
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	13	19

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

Unless otherwise indicated, our significant accounting policies and estimates, contractual obligations, commitments, contingencies and business risks and uncertainties as described in our MD&A and consolidated financial statements for the year ended December 31, 2020, are substantially unchanged.

RECENT DEVELOPMENTS

Common stock offering

On March 17, 2021, we entered into an Underwriting Agreement with Goldman Sachs & Co. LLC as representative of the several underwriters listed therein (“Underwriting Agreement”), pursuant to which we agreed to sell, and the underwriters agreed to purchase, subject to certain terms and conditions, 10 million shares of our common stock and, at the option of the underwriters, an additional 1.5 million shares of our common stock. The Underwriting Agreement contains customary representations, warranties and agreements of the Company, conditions to closing, indemnification rights and obligations of the parties and termination provisions.

On March 22, 2021, we completed the public offering of 10 million shares of our common stock, par value $0.0001 per share, at a public offering price of $40 per share (“Offering”). We received proceeds of $380 million, net of $20 million of transaction fees as of March 31, 2021. We completed the Offering pursuant to the Underwriting Agreement. The underwriters did not exercise the option to purchase the additional 1.5 million shares of our common stock prior to the expiration of the option.

On March 26, 2021, we redeemed $350 million aggregate principal of our 2023 Notes using a portion of the net proceeds from the Offering. Additionally, we paid premiums of approximately $34 million related to the early redemption.

COVID-19 operational posture and current impact

We activated our standing pandemic crisis response plan to protect the health and safety of our team members, families, customers and communities while continuing to meet our commitments to customers. All our locations continue to operate through a combination of work from home and limited personnel working on-site for essential operations, though in some cases capacity utilization and productivity are below normalized levels. As aerospace manufacturing, communications and defense are federal critical infrastructure sectors, we are allowed to keep some of our workforce on-site to maintain critical operations. And in doing so, we continue to diligently follow safety protocols including social distancing, alternating shifts, temperature checks, deep cleaning and isolation strategies for essential personnel working at our sites. We continue to monitor and assess the actual and potential COVID-19 impacts on employees, customers, suppliers and the productivity of the work being done, all of which, to some extent, will affect revenues, estimated costs to complete projects, earnings and cash flow. Our current estimates at completion on our satellite manufacturing contracts assume, among other things, that we remain in a COVID-19 operating posture in our factories through the spring of 2021. Our results of operations for the three months ended March 31, 2021, were not materially impacted by COVID-19.

WorldView Legion satellite constellation construction update

We recently have encountered certain issues with component suppliers and subsystems related to our WorldView Legion satellite constellation, which could lead to launch and service delays from our expected timetable. We continue to anticipate a second half of 2021 launch date for our first two WorldView Legion satellites, but anticipate that these issues likely will push the launch into the fourth quarter of this year.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
($ millions)
Revenues:
Product	$142	$107	$35	33%
Service	250	274	(24)	(9)
Total revenues	392	381	11	3
Costs and expenses:
Product costs, excluding depreciation and amortization	148	145	3	2
Service costs, excluding depreciation and amortization	93	93	—	-
Selling, general and administrative	84	68	16	24
Depreciation and amortization	74	90	(16)	(18)
Impairment loss	—	14	(14)	(100)
Operating loss	(7)	(29)	22	(76)
Interest expense, net	78	49	29	59
Other income, net	(1)	(3)	2	(67)
Loss before taxes	(84)	(75)	(9)	12
Income tax expense	—	2	(2)	(100)
Equity in loss from joint ventures, net of tax	—	1	(1)	(100)
Loss from continuing operations	(84)	(78)	(6)	8
Income from discontinued operations, net of tax	—	30	(30)	(100)
Net loss	$(84)	$(48)	$(36)	75%

Product and service revenues

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
($ millions)
Product revenues	$142	$107	$35	33%
Service revenues	250	274	(24)	(9)
Total revenues	$392	$381	$11	3%

Total revenues increased to $392 million from $381 million, or by $11 million, for the three months ended March 31, 2021, compared to the same period of 2020. The increase was primarily driven by an increase in revenue in our Space Infrastructure segment partially offset by a decrease in revenue in our Earth Intelligence segment. The decrease was primarily driven by a $30 million decrease in the recognition of deferred revenue related to the EnhancedView Contract.

Further discussion of the drivers behind changes in revenues is included within the “Results by Segment” section below.

See Note 11, “Revenue” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for product and service revenue by segment.

Product and service costs

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
($ millions)
Product costs, excluding depreciation and amortization	$148	$145	$3	2%
Service costs, excluding depreciation and amortization	93	93	—	—
Total costs	$241	$238	$3	1%

Total costs of product and services increased to $241 million from $238 million, or by $3 million, for the three months ended March 31, 2021, compared to the same period of 2020. The increase in costs was primarily driven by an increase in products costs within our Space Infrastructure segment.

Selling, general and administrative

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
($ millions)
Selling, general and administrative	$84	$68	$16	24%

Selling, general and administrative costs increased to $84 million from $68 million, or by $16 million, for the three months ended March 31, 2021, compared to the same period of 2020. The increase is primarily due to an increase in stock-based compensation expense and labor related expenses of $8 million, respectively. Stock-based compensation expense increased primarily due to a higher stock price which increased the fair market value of equity awards granted in addition to the incremental expense related to liability classified awards for the three months ended March 31, 2021. The increase in labor related expenses was primarily driven by an increase in headcount and employee compensation.

Depreciation and amortization

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
($ millions)
Property, plant and equipment	$23	$24	$(1)	(4)%
Intangible assets	51	66	(15)	(23)
Depreciation and amortization expense	$74	$90	$(16)	(18)%

Depreciation and amortization expense decreased to $74 million from $90 million, or by $16 million, for the three months ended March 31, 2021, compared to the same period of 2020. The decrease was primarily driven by a decrease in amortization expense for backlog acquired as part of the acquisition of DigitalGlobe, Inc. on October 5, 2017. We recognized a full quarter of amortization expense for the three months ended March 31, 2020, compared to none for the three months ended March 31, 2021, as all of the U.S. government acquired backlog was fully amortized in October 2020. These decreases were partially offset by the inclusion of depreciation and amortization expense from property, plant and equipment and intangible assets acquired as part of Vricon, Inc. (“Vricon Acquisition”) on July 1, 2020, compared to no such expense in the same period of 2020.

Impairment loss

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
($ millions)
Impairment loss	$—	$14	$(14)	(100)%

There were no impairment losses recorded for the three months ended March 31, 2021. For the three months ended March 31, 2020, the impairment loss of $14 million related to our orbital receivables. This impairment loss was primarily due to a decrease in credit ratings associated with our largest orbital customer.

Interest expense, net

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
($ millions)
Interest expense:
Interest on long-term debt	$44	$54	$(10)	(19)%
Loss on debt extinguishment	41	—	41	*
Interest on orbital securitization liability	1	1	—	—
Imputed interest and other	1	—		*
Interest expense on advance payments from customers[1]	—	2	(2)	(100)
Capitalized interest	(9)	(8)	(1)	13
Interest expense, net	$78	$49	$29	59%

*Not meaningful.

[1]

Under the EnhancedView Follow-On (“EnhancedView Contract”), we received advanced payments from the U.S. government during the construction phase of the WorldView-1 satellite, which was more than one year before capacity was made available to them. The effect of imputing interest on these advanced payments was to increase contract liabilities with an offsetting charge to interest expense. As capacity was provided to the customer, revenue was recognized and the contract liabilities balance decreased. There was no contract liability balance associated with our EnhancedView Contract as of March 31, 2021 and the remaining revenue was fully recognized as of August 31, 2020.

Interest expense, net increased to $78 million from $49 million, or by $29 million, for the three months ended March 30, 2021, compared to the same period in 2020. The increase was primarily due to a $41 million loss on debt extinguishment from the partial redemption of our 2023 Notes using proceeds from the Offering. The increase was partially offset by a $10 million decrease in interest on long-term debt primarily driven by a lower principal balance on Term Loan B due to repayments made on these borrowings in the second quarter of 2020.

Income tax expense

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
($ millions)
Income tax (benefit) expense	$—	$2	$(2)	(100)%

Income tax expense changed to $0 million from an expense of $2 million, or by $2 million, for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the estimated Base Erosion and Anti-Abuse Tax calculated for the three months ended March 31, 2020. During both comparative quarters, we have a valuation allowance recorded for the deferred tax assets that are more likely to not be recognized. In computing income tax expense for the three months ended March 31, 2021 and March 31, 2020, we applied the estimated AETR to the pre-tax loss and adjusted the valuation allowance accordingly.

Discontinued operations

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
($ millions)
Income from discontinued operations, net of tax	$—	$30	$(30)	(100)%

There was no income from discontinued operations, net of tax for the three months ended March 31, 2021 as the MDA Business was disposed of in the second quarter of 2020. There was $30 million in income from discontinued operations, net of tax for the three months ended March 31, 2020 driven by a $39 million recovery of a previously recorded liability in relation to the Company’s dispute with a Ukrainian customer. The recovery was partially offset by decreases in program margins driven by EAC growth and lower volumes and an impairment loss of $12 million related to MDA’s investment in a privately held company.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on two reportable segments: Earth Intelligence and Space Infrastructure. Intrasegment transactions have been eliminated from the segmented financial information discussed below.

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
($ millions)
Revenues:
Earth Intelligence	$250	$271	$(21)	(8)%
Space Infrastructure	155	132	23	17
Intersegment eliminations	(13)	(22)	9	(41)
Total revenues	$392	$381	$11	3%

Adjusted EBITDA:
Earth Intelligence	$107	$133	$(26)	(20)%
Space Infrastructure	(12)	(39)	27	(69)
Intersegment eliminations	(5)	(7)	2	(29)
Corporate and other expenses	(23)	(10)	(13)	130
Total Adjusted EBITDA	$67	$77	$(10)	(13)%

Total Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA disclosures.

Earth Intelligence

The following table provides selected financial information for the Earth Intelligence segment.

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
($ millions)
Total revenues	$250	$271	$(21)	(8)%

Adjusted EBITDA	$107	$133	$(26)	(20)%
Adjusted EBITDA margin percentage	42.8%	49.1%

For the three months ended March 31, 2021, Earth Intelligence segment revenues decreased to $250 million from $271 million, or by $21 million, compared to the same period in 2020. The decrease was primarily driven by a $30 million decrease in the recognition of deferred revenue related to the EnhancedView Contract. We recognized $30 million of deferred revenue from the EnhancedView Contract for the three months ended March 31, 2020, compared to none for the three months ended March 31, 2021, as it was fully recognized as of August 31, 2020. The decrease was partially offset by a $4 million increase in new commercial programs and a $4 million increase in revenue from international defense and intelligence customers.

Adjusted EBITDA decreased to $107 million from $133 million, or by $26 million, for the three months ended March 31, 2021, as compared to the same period of 2020. The decrease was primarily driven by a decrease in the recognition of revenue related to the EnhancedView Contract as mentioned above. The decrease was partially offset by higher margins due to a favorable program mix.

Space Infrastructure

The following table provides selected financial information for the Space Infrastructure segment.

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
($ millions)
Total revenues	$155	$132	$23	17%

Adjusted EBITDA	$(12)	$(39)	$27	(69)
Adjusted EBITDA margin percentage	(7.7)%	(29.5)%

Changes in revenues from year to year are influenced by the size, timing and number of satellite contracts awarded in the current and preceding years and the length of the construction period for satellite contracts awarded. Revenues on satellite contracts are recognized using the cost-to-cost method of accounting to determine the percentage of completion over the construction period, which typically ranges between 20 to 36 months, and up to 48 months in certain situations. Adjusted EBITDA margins can vary from quarter to quarter due to the mix of our revenues and changes in our estimated total costs-at-completion (“EAC”) as our risks are retired and as our EACs are increased or decreased based on contract performance.

Revenues from the Space Infrastructure segment increased to $155 million from $132 million, or by $23 million, for the three months ended March 31, 2021, compared to the same period in 2020. Revenues increased primarily as a result of an increase in revenues from commercial programs of $37 million due to higher volumes related to new programs and lower EAC growth primarily due to no COVID-19 program impacts for the three months ended March 31, 2021. Revenues were negatively impacted by a $14 million decrease year over year related to our contract with Sirius XM Holdings Inc. (“Sirius XM”). The three months ended March 31, 2021, included a $25 million cumulative adjustment to revenue primarily related to the loss of final milestone and expected orbital payments due to the non-performance of the SXM-7 satellite and other adjustments. After exhausting efforts to fully recover the satellite and further discussions with Sirius XM, in April 2021, we made the determination to record the cumulative adjustment to revenue. In addition, there were $3 million of costs incurred in the first quarter related to attempts to repair and fully recover the SXM-7 satellite. The aggregate impact for the three months ended March 31, 2021, was $28 million which compares favorably to the previously disclosed potential exposure of $38 million. The $28 million decrease was partially offset by the non-reoccurrence of a $14 million adjustment to revenue due to the identification of a design anomaly on the commercial satellite program, which was recorded for the three months ended March 31, 2020.

Adjusted EBITDA changed to a loss of $12 million from a loss of $39 million, or by $27 million, for the three months ended March 31, 2021, compared to the same period of 2020. The increase in the Space Infrastructure segment was primarily related to a $44 million increase in commercial program margins due to new programs and fewer negative EAC impacts during the period as compared to the three months ended March 31, 2020, which included negative EAC impacts due to COVID-19. The increase in commercial program margins has been driven by a change in program mix related to the completion of less profitable programs offset by new, more profitable programs. These increases were partially offset by the $14 million reduction in revenue related to the above-mentioned SXM-7 satellite impacts.

Corporate and other expenses

Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, retention costs and fees for legal and consulting services.

Corporate and other expenses for the three months ended March 31, 2021 increased to $23 million from $10 million, or by $13 million, compared to the same period in 2020. The increase was driven by a $4 million increase in stock-based compensation expense primarily driven by a higher stock price and a $3 million increase in labor related expenses primarily driven by an increase in headcount and employee compensation related to the shift of our information technology function to corporate effective January 1, 2021, as we have centralized this function. The increase was also driven by a $2 million foreign exchange loss for the three months ended March 31, 2021, compared to a $2 million foreign exchange gain for the three months ended March 31, 2020.

Intersegment eliminations

Intersegment eliminations are related to projects between our segments, including our WorldView Legion satellite constellation. Intersegment eliminations have decreased to $5 million from $7 million, or by $2 million, for the three months ended March 31, 2021, compared to the same period in 2020, primarily related to a decrease in intersegment satellite construction activity.

BACKLOG

Our backlog by segment from continuing operations is as follows:

	March 31,	December 31,
	2021	2020
($ millions)
Earth Intelligence	$869	$880
Space Infrastructure	945	1,024
Total backlog	1,814	1,904
Unfunded contract options	865	856
Total	$2,679	$2,760

Order backlog, representing the estimated dollar value of firm contracts for which work has not yet been performed (also known as the remaining performance obligations on a contract), was $1.8 billion as of March 31, 2021 compared to $1.9 billion as of December 31, 2020. Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts.

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

Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of March 31, 2021 were primarily comprised of the option years in the EnhancedView Contract (September 1, 2021 through August 31, 2023). This contract may be replaced by other contracting vehicles prior to the exercise of existing contract options.

LIQUIDITY & CAPITAL RESOURCES

Our sources of liquidity include cash provided by operations, access to existing credit facilities, collection or securitization of orbital receivables and, when available and efficient, access to the capital markets. We generally maintain limited cash on hand and use available cash to pay down borrowings on our Syndicated Credit Facility. Our primary short-term cash requirements are to fund working capital, including requirements on long-term construction contracts (including our geostationary satellite contracts), fixed overhead costs, and to fund increased capital expenditures, including the construction of our WorldView Legion satellite constellation. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term construction contracts.

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

While our first maturity of long-term debt is in the fourth quarter of 2023, we had a significant debt repayment in the first quarter of 2021 using proceeds from our Offering. On March 26, 2021, we redeemed $350 million aggregate principal of our 2023 Notes using a portion of the net proceeds from the Offering.

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

Summary of cash flows

	Three Months Ended March 31,
	2021	2020
($ millions)
Cash provided by (used in) operating activities - continuing operations	$27	$(13)
Cash used in operating activities - discontinued operations	—	(2)
Cash provided by (used in) operating activities	27	(15)
Cash used in investing activities - continuing operations	(50)	(49)
Cash used in investing activities - discontinued operations	—	(3)
Cash used in investing activities	(50)	(52)
Cash provided by financing activities - continuing operations	17	4
Cash used in financing activities - discontinued operations	—	(15)
Cash provided by (used in) financing activities	17	(11)
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	—
Cash, cash equivalents, and restricted cash, beginning of year	32	109
Cash, cash equivalents, and restricted cash, end of period	$26	$31

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

Cash provided by operating activities from continuing operations for the three months ended March 31, 2021 was $27 million compared to cash used in operating activities from $13 million for the same period in 2020, or by $40 million, for the three months ended March 31, 2021, compared to the same period in 2020. This change was primarily driven by a decrease in cash paid interest for the three months ended March 31, 2021, compared to the same period in 2020.

Investing activities

Cash used in investing activities from continuing operations increased to $50 million from $49 million, or by $1 million, for the three months ended March 31, 2021 compared to the corresponding period in 2020, respectively. The primary investing activities included expenditures on property, plant and equipment of $26 million and $44 million for the three months ended March 31, 2021 and 2020, respectively, and investments in software of $24 million and $16 million for the three months ended March 31, 2021 and 2020, respectively. Property, plant and equipment expenditures for the three months ended March 31, 2021 and 2020 primarily related to the build of our WorldView Legion satellite constellation. Cash used in investing activities for the three months ended March 31, 2020 was partially offset by a return of capital from discontinued operations of $11 million.

Financing activities

Cash provided by financing activities from continuing operations increased to $17 million from $4 million, or by $13 million, for the three months ended March 31, 2021 compared to the corresponding period in 2020. During the three months ended March 31, 2021, cash provided by financing activities from continuing operations primarily included net proceeds from the issuance of stock of $380 million and $25 million in net proceeds from the Revolving Credit Facility. These were partially offset by cash used from financing activities from the partial redemption of the 2023 Notes of $384 million including approximately $34 million related to the early redemption, settlement of the securitization liability of $3 million, repayments of long term debt of $2 million and payments of dividends of $1 million. During the three months ended March 31, 2020, cash used in financing activities from continuing operations included net proceeds from bank borrowings of $15 million partially offset by debt repayments of $5 million, settlement of securitization liability of $4 million, payment of finance leases of $2 million and payment of dividends of $1 million.

Long-term debt

The following table summarizes our long-term debt:

	March 31,	December 31,
	2021	2020
($ millions)
Syndicated Credit Facility:
Revolving Credit Facility	$25	$—
Term Loan B	1,444	1,444
2023 Notes	500	850
2027 Notes	150	150
Deferred financing	30	32
Debt discount and issuance costs	(47)	(57)
Obligations under finance leases and other	4	3
Total long-term debt	$2,106	$2,422

As of March 31, 2021 and December 31, 2020, we were in compliance with our debt covenants.

Syndicated Credit Facility

As of March 31, 2021, the senior secured syndicated credit facility (“Original Syndicated Credit Facility”, as amended prior to December 31, 2019, including as described below, the “Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility maturing in December 2023 (“Revolving Credit Facility”) and (ii) a senior secured first lien term B facility maturing in October 2024 (“Term Loan B”). The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of March 31, 2021 and December 31, 2020, we had $25 million and $31 million, respectively, of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

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

Senior Secured Notes due 2027

On June 25, 2020, we issued $150 million in principal amount of 2027 Notes in a private placement to institutional buyers. The 2027 Notes were issued at a price of 98.25% and bear interest at the rate of 7.54% per annum, payable semi-annually in cash in arrears, for which interest payments commenced in December 2020. The 2027 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility and the 2023 Notes.

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

See Note 8, “Long-term debt and interest expense, net” to the Consolidated Financial Statements in Part I, Item 1, “Financial Information” for further details on our long-term debt.

Securitization liability

We have in place, a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less, discounted to face value using prevailing market rates. There were no sales of eligible receivables executed in the three months ended March 31, 2021 or 2020, respectively.

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

Off-balance sheet arrangements

As of March 31, 2021, we had no outstanding foreign exchange sales contracts. As of March 31, 2021, we had certain letters of credit guaranteed by the Syndicated Credit Facility, while indemnified by us. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

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

The table below reconciles our net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
($ millions)
Net loss	$(84)	$(48)
Income tax expense	—	2
Interest expense, net	78	49
Interest income	(1)	(1)
Depreciation and amortization	74	90
EBITDA	$67	$92
(Income) loss from discontinued operations, net of tax	—	(30)
Transaction and integration related expense	—	1
Impairment loss	—	14
Adjusted EBITDA	$67	$77

Adjusted EBITDA:
Earth Intelligence	107	133
Space Infrastructure	(12)	(39)
Intersegment eliminations	(5)	(7)
Corporate and other expenses	(23)	(10)
Adjusted EBITDA	$67	$77

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 and as updated in this Quarterly Report on Form 10-Q.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Below is a summary of the principal risk factors that could adversely affect our business. This summary does not address all the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks, can be found after this summary in Item 1A of this Quarterly Report on Form 10-Q.

●	We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, results of operations and stock price.
●	The future revenue and operating results of the Space Infrastructure segment are dependent on our ability to generate a sustainable order rate for the satellite and space manufacturing operations and develop new technologies to meet the needs of our customers or potential new customers.
●	Our business with various governmental entities is subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.
●	Our revenue, results of operations and reputation may be negatively impacted if our programs fail to meet contractual requirements or our products contain defects or fail to operate in the expected manner.
●	Satellites are subject to construction and launch delays, launch failures, damage or destruction during launch, the occurrence of which can materially and adversely affect our operations.
●	If our satellites fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.
●	Loss of, or damage to, a satellite and the failure to obtain data or alternate sources of data for our products may have an adverse impact on our results of operations and financial condition.
●	Interruption or failure of our infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.
●	Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, and security threats could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.
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

We are both receiving and seeking reimbursement of COVID-19-related costs under our U.S. Government contracts under Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which allows federal agencies to reimburse contractors at the minimum applicable contract billing rate for costs to keep its employees or subcontractors in a ready state. Reimbursement of any costs under Section 3610 of the CARES Act increases sales, but is not fee bearing. On March 11, 2021 the American Rescue Plan Act of 2021 was enacted which extended Section 3610 of the CARES Act through September 30, 2021.

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

We employ sophisticated design and testing processes and practices, which include a range of stringent factory and on-site acceptance tests with criteria and requirements that are jointly developed with customers. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the satellites, products, hardware and software we sell or resolve any delays or availability issues in the launch services we procure. Failure to do so could result in increased costs, lost revenue and damage to our reputation and may adversely affect our ability to win new contract awards. We manufacture satellites with the intention of receiving full contractual value for builds; however, due to the inherent complexity, a number of adverse variables could negatively impact our ability to collect on the full amount of contractual consideration. Such variables include, among others, schedule delays, including those caused by suppliers or major subcontractors, contractual disputes, failure to meet technological requirements and customer solvency concerns. These variables could lead to termination for convenience or default on our contracts which could have a material adverse effect on our financial results. Historically, we have experienced significant delays in the building of certain satellites. We are currently experiencing a number of schedule delays, some of which are significant, in our satellite builds due to a number of factors, inclusive of COVID-19 delays, subcontractor issues and technological requirements and we are working closely with our customers as we continue to address these delays. We have, where appropriate, asserted force majeure provisions in our contracts but these can be subject to dispute.

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

We are vulnerable to natural disasters and significant disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics or pandemics, acts of domestic or foreign terrorism, workplace violence, power shortages and blackouts, aging infrastructures and telecommunications failures. Furthermore, climate change has, and may continue to, increased the rate, size and scope of these natural disasters. In the event of such a natural disaster or other disruption, we could experience: disruptions to our operations or the operations of suppliers, subcontractors, distributors or customers; destruction of facilities; and/or loss of life.

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

Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, and security threats could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.

Our operations, products, solutions, analysis and intellectual property are inherently at risk of loss, inappropriate access, or tampering by both insider threats and external bad actors. In particular, our operations face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information, intellectual property, mission operations and networks. Our systems (internal, customer and partner systems) and assets may also be subject to damage or interruption from natural and other disaster events or disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics or pandemics, acts of domestic or foreign terrorism, workplace violence, power shortages and blackouts, aging infrastructures and telecommunications failures. In addition, insider threats, threats to the safety of our directors and employees, threats to the security of our facilities, infrastructure and supply chain and threats from terrorist acts or other acts of aggression, including the spreading of inaccurate, misleading or deceptive information, could have a material adverse impact on our business.

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

While we have implemented certain systems and processes to help thwart bad actors and protect our data and our systems and assets, the techniques used to gain unauthorized access are constantly evolving, and we may be unable to anticipate or prevent all unauthorized access, disruption, loss, or harm. Because of our highly desired intellectual property and our support of the U.S. government and other governments, we (and/or partners we use) may be a particularly attractive target for such attacks by advanced, persistent and highly organized adversaries, including nation states and hostile foreign governments. From time to time, we have experienced attacks on our systems from bad actors that, to date, have not had a material adverse effect on our business. We cannot offer assurances, however, that future attacks will not materially adversely affect our business.

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

We face competition that may cause us to have to either reduce our prices for imagery and related services or to lose market share.

Our services compete with satellite and aerial imagery and related services offered by a range of private and government providers. Our current or future competitors may have superior technologies or greater financial, personnel and other resources than we have. The value of our imagery may also be diluted by Earth imagery that is available free of charge.

The U.S. government and foreign governments may develop, construct, launch and operate their own imagery satellites, which could reduce their need to rely on us and other commercial suppliers. In addition, such governments could sell or provide free of charge Earth imagery from their satellites and thereby compete with our imagery and related services. Also, governments may at times make our imagery freely available for humanitarian purposes, which could impair our revenue growth with non-governmental organizations. These governments could also subsidize the development, launch and operation of imagery satellites by our current or future competitors.

Our competitors or potential competitors could, in the future, offer satellite-based imagery or other services with more attractive features than our services. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites, could negatively affect our marketing efforts. More importantly, if competitors develop and launch satellites or other imagery-content sources with more advanced capabilities and technologies than ours, or offer services at lower prices than ours, our business and results of operations could be harmed. Due to competitive pricing pressures, such as new product introductions by us or our competitors or other factors, the selling price of our services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our service mix, our revenue and operating margins may decline and our financial position may be harmed.

We operate in highly competitive industries and in various jurisdictions across the world, which may cause us to have to reduce our prices.

We operate in highly competitive industries and many of our competitors are larger and have substantially greater resources than we have. Our primary competitors for satellite manufacturing contracts include the Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation in the United States and Thales S.A. and Airbus Defence and Space, a subsidiary of the Airbus Group, in Europe. We may also face competition in the future from emerging low-cost competitors in India, Russia and China. Competition in our Earth Intelligence segment is highly diverse, and while our competitors offer different products, there is often competition for contracts that are part of governmental budgets. Our major existing and potential competitors for our Earth Intelligence segment include commercial satellite imagery companies, state-owned imagery providers, aerial imagery companies, free sources of imagery and unmanned aerial vehicles. Our Earth Intelligence segment faces competition from companies that provide geospatial analytic information and services to the U.S. government, including defense prime contractors such as L3Harris and Booz Allen Hamilton.

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

We are dependent on resellers of our services for a portion of our revenue. If these resellers fail to market or sell our services successfully, our business could be harmed.

The Earth Intelligence segment has historically generated a portion of its revenue from foreign and domestic resellers. In the Earth Intelligence segment, we rely on foreign resellers and partners to market and sell the majority of our services in the international market. Our foreign resellers and partners may not have the skill or experience to develop regional commercial markets for our services, or may have competing interests that negatively affect their sales of our services. If we fail to enter into reseller agreements on a timely basis or if our resellers and partners fail to market and sell our services successfully, these failures could negatively impact our business, financial condition and results of operations.

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

The market may not accept our imagery services. Our historic growth rates should not be relied upon as an indicator of future growth.

We cannot accurately predict whether our services will achieve significant market acceptance or whether there will be a market for our services on terms we find acceptable. Market acceptance of our commercial high-resolution Earth imagery and related services depends on a number of factors, including the quality, scope, timeliness, sophistication, price and the availability of substitute services. Lack of significant market acceptance of our offerings, or other services that utilize our imagery, delays in acceptance, failure of certain markets to develop or our need to make significant investments to achieve acceptance by the market would negatively affect our business, financial condition and results of operations. We may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund other liquidity needs and our business prospects, financial condition and results of operations could be materially and adversely affected.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

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

The cessation of LIBOR, including the exact timing of its cessation, as well as its transition to another benchmark rate, or rates, could have adverse impacts on our outstanding interest rate swaps maturing in 2022 and our Syndicated Credit Facility maturing in 2023. This change may necessitate updates to our swaps and Syndicated Credit Facility, and ultimately, adversely affect our financial condition and results of operations.

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

On March 27, 2020 the U.S. enacted the CARES Act which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact to our income tax expense for the three months ended March 31, 2021.

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

California has temporarily suspended the net operating loss carryover utilization, and capped the use of business incentive tax credits, for three years by the enactment of Assembly Bill 85 on June 29, 2020. This change in California tax law did not have a material impact to our income tax expense for the three months ended March 31, 2021.

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

A significant portion of our revenue is derived from non-U.S. sales, and we intend to continue to pursue international contracts. International operations are subject to certain risks, such as: changes in domestic and foreign governmental regulations and licensing requirements; deterioration of relations between the U.S. and/or a particular foreign country; increases in tariffs and taxes and other trade barriers; foreign currency fluctuations; changes in political and economic stability both in the U.S. and internationally; effects of austerity programs or similar significant budget reduction programs; potential preferences by prospective customers to purchase from local (non-U.S.) sources; difficulties in obtaining or enforcing judgments in foreign jurisdictions; and unforeseen developments and conditions, including war, epidemics and pandemics and international tensions and conflicts.

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

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries. The United Kingdom formally left the European Union on January 31, 2020 and the transition period provided for in the withdrawal agreement entered by the United Kingdom and the European Union ended on December 31, 2020. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement that will apply provisionally after the end of the transition period until it is ratified by the parties to the agreement. On December 31, 2020, the United Kingdom passed legislation giving effect to the trade and cooperation agreement, with the European Union formally adopting the agreement in April 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Delaware Secretary of State.	8-K	001-38228	3.1	1/2/2019

3.2	Second Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.1	10/29/2020

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Maxar Technologies Inc., filed with the Delaware Secretary of State.	8-K	001-38228	3.1	5/13/2019

10.1*	Form of 2021 Performance Stock Unit Award Grant Notice					X

31.1	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

31.2	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
Exhibit 104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

†	Furnished herewith.
*	Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 3, 2021	Maxar Technologies Inc.
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