Form 10-Q
period 2021-06-30
Maxar Technologies Inc.
filed 2021-08-04
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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

As of July 28, 2021, there were 72,496,088 shares of the registrant’s common stock, at $0.0001 par value, outstanding.

Maxar Technologies Inc.

Quarterly Report on Form 10-Q

For the period ended June 30, 2021

PART I. FINANCIAL INFORMATION

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Product	$190	$157	$332	$264
Service	283	282	533	556
Total revenues	473	439	865	820
Costs and expenses:
Product costs, excluding depreciation and amortization	156	144	304	289
Service costs, excluding depreciation and amortization	100	87	193	180
Selling, general and administrative	88	79	172	147
Depreciation and amortization	73	89	147	179
Impairment loss	—	—	—	14
Operating income	56	40	49	11
Interest expense, net	24	48	102	97
Other income, net	(3)	(4)	(4)	(7)
Income (loss) before taxes	35	(4)	(49)	(79)
Income tax benefit	(10)	(2)	(10)	—
Equity in income from joint ventures, net of tax	—	(2)	—	(1)
Income (loss) from continuing operations	45	—	(39)	(78)
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	2	—	32
Gain on disposal of discontinued operations, net of tax	—	304	—	304
Income from discontinued operations, net of tax	—	306	—	336
Net income (loss)	$45	$306	$(39)	$258

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.62	$—	$(0.57)	$(1.29)
Income from discontinued operations, net of tax	—	5.05	—	5.56
Basic net income (loss) per common share	$0.62	$5.05	$(0.57)	$4.27

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.60	$—	$(0.57)	$(1.29)
Income from discontinued operations, net of tax	—	4.94	—	5.56
Diluted net income (loss) per common share	$0.60	$4.94	$(0.57)	$4.27

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$45	$306	$(39)	$258
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(1)	(49)
Reclassification of currency translation adjustment to gain on disposal of discontinued operations	—	(64)	—	(64)
Unrealized gain (loss) on interest rate swaps	4	—	10	(15)
Gain on pension and other postretirement benefit plans	1	—	2	1
Other comprehensive income (loss), net of tax	5	(64)	11	(127)
Comprehensive income (loss), net of tax	$50	$242	$(28)	$131

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Balance Sheets

(In millions)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$10	$27
Trade and other receivables, net	400	327
Inventory	43	31
Advances to suppliers	16	24
Prepaid and other current assets	64	59
Total current assets	533	468
Non-current assets:
Orbital receivables, net	333	361
Property, plant and equipment, net	896	883
Intangible assets, net	840	895
Non-current operating lease assets	151	163
Goodwill	1,627	1,627
Other non-current assets	90	86
Total assets	$4,470	$4,483
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$112	$115
Accrued liabilities	63	65
Accrued compensation and benefits	76	105
Contract liabilities	272	278
Current portion of long-term debt	13	8
Current operating lease liabilities	42	41
Other current liabilities	45	51
Total current liabilities	623	663
Non-current liabilities:
Pension and other postretirement benefits	186	192
Contract liabilities	—	1
Operating lease liabilities	144	158
Long-term debt	2,121	2,414
Other non-current liabilities	96	119
Total liabilities	3,170	3,547
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized; 72.4 million and 61.2 million outstanding at June 30, 2021 and December 31, 2020, respectively)	—	—
Additional paid-in capital	2,211	1,818
Accumulated deficit	(803)	(763)
Accumulated other comprehensive loss	(109)	(120)
Total Maxar stockholders' equity	1,299	935
Noncontrolling interest	1	1
Total stockholders' equity	1,300	936
Total liabilities and stockholders' equity	$4,470	$4,483

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In millions)

	Six Months Ended
	June 30,
	2021	2020
Cash flows (used in) provided by:
Operating activities:
Net (loss) income	$(39)	$258
Income from operations of discontinued operations, net of tax	—	32
Gain on disposal of discontinued operations, net of tax	—	304
Loss from continuing operations	(39)	(78)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	147	179
Stock-based compensation expense	21	13
Amortization of debt issuance costs and other non-cash interest expense	7	8
Loss from early extinguishment of debt	41	7
Cumulative adjustment to SXM-7 revenue	25	—
Impairment loss	—	14
Other	9	2
Changes in operating assets and liabilities:
Trade and other receivables	(72)	40
Accounts payable and liabilities	(60)	(65)
Contract liabilities	(6)	(38)
Other	(23)	(16)
Cash provided by operating activities - continuing operations	50	66
Cash used in operating activities - discontinued operations	—	(30)
Cash provided by operating activities	50	36
Investing activities:
Purchase of property, plant and equipment and development or purchase of software	(105)	(128)
Return of capital from discontinued operations	—	20
Cash used in investing activities - continuing operations	(105)	(108)
Cash provided by investing activities - discontinued operations	—	723
Cash (used in) provided by investing activities	(105)	615
Financing activities:
Repurchase of 2023 Notes, including premium	(384)	(169)
Net proceeds from issuance of common stock	380	—
Net proceeds from Revolving Credit Facility	53	—
Net proceeds from issuance of 2027 Notes	—	147
Settlement of securitization liability	(6)	(7)
Repayments of long-term debt	(4)	(521)
Other	(6)	1
Cash provided by (used in) financing activities - continuing operations	33	(549)
Cash used in financing activities - discontinued operations	—	(24)
Cash provided by (used in) financing activities	33	(573)
(Decrease) increase in cash, cash equivalents, and restricted cash	(22)	78
Effect of foreign exchange on cash, cash equivalents, and restricted cash	—	(5)
Cash, cash equivalents, and restricted cash, beginning of year	32	110
Cash, cash equivalents, and restricted cash, end of period	$10	$183

Reconciliation of cash flow information:
Cash and cash equivalents	$10	$179
Restricted cash included in prepaid and other current assets	—	1
Restricted cash included in other non-current assets	—	3
Total cash, cash equivalents, and restricted cash	$10	$183

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In millions)

Three and six months ended June 30, 2021:

	Common Stock		Additional	Accumulated	Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	Deficit	comprehensive income (loss)	interest	equity
Balance as of December 31, 2020	61.2	$—	$1,818	$(763)	$(120)	$1	$936
Common stock issuance, net of transaction fees	10.0	—	380	—	—	—	380
Common stock issued under employee stock purchase plan	0.1	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.4	—	7	—	—	—	7
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive (loss) income	—	—	—	(84)	6	—	(78)
Balance as of March 31, 2021	71.7	$—	$2,207	$(847)	$(114)	$1	$1,247
Common stock issued under employee stock purchase plan	0.1	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.6	—	2	—	—	—	2
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive income	—	—	—	45	5	—	50
Balance as of June 30, 2021	72.4	$—	$2,211	$(803)	$(109)	$1	$1,300

Three and six months ended June 30, 2020:

	Common Stock		Additional	Accumulated	Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	Deficit	comprehensive income (loss)	interest	equity
Balance as of December 31, 2019	59.9	$—	$1,784	$(1,064)	$41	$1	$762
Common stock issued under employee stock purchase plan	0.2	—	2	—	—	—	2
Equity classified stock-based compensation expense	—	—	4	—	—	—	4
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	(48)	(63)	—	(111)
Balance as of March 31, 2020	60.1	$—	$1,790	$(1,112)	$(22)	$1	$657
Reclassification of liability classified stock-based compensation awards to equity classified	—	—	(2)	—	—	—	(2)
Equity-settled stock-based compensation recovery from disposal of discontinued operations	—	—	(1)	—	—	—	(1)
Common stock issued under employee stock purchase plan	0.2	—	1	—	—	—	1
Equity classified stock-based compensation expense	0.4	—	6	—	—	—	6
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive income (loss)	—	—	—	306	(64)	—	242
Balance as of June 30, 2020	60.7	$—	$1,794	$(807)	$(86)	$1	$902

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Recent Accounting Guidance Not Yet Adopted

Reference Rate Reform

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which together with subsequent amendments is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company expects that it will elect to apply some of the expedients and exceptions in ASU 2020-04 and subsequent amendments. The Company has completed its preliminary analysis and does not expect that the adoption of ASU 2020-04 and subsequent amendments will have a material impact on the Company's financial statements.

3.	DISCONTINUED OPERATIONS

On April 8, 2020, the Company completed the sale of its former Canadian subsidiary (“MDA Business”), to Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. (“MDA Purchaser”), for an aggregate purchase price of $729 million (C$1.0 billion) (“MDA Transaction”). The Company recognized an after-tax gain on disposal of discontinued operations of $317 million, net of $12 million in taxes, on the MDA Transaction for the year ended December 31, 2020. The operating results and cash flows related to the MDA Business are reflected as discontinued operations in the Unaudited Condensed Consolidated Statements of Operations and the Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020. There was no activity within discontinued operations for the three or six months ended June 30, 2021.

In addition, the Company and the MDA Purchaser entered into a Transition Services Agreement pursuant to which the MDA Purchaser received certain services (“Services”). The Services were provided based on an agreed upon fee arrangement that ended on April 8, 2021.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Income from discontinued operations, net of tax for the MDA Business in the Unaudited Condensed Consolidated Statement of Operations consists of the following:

	Three Months Ended	Six Months Ended
	June 30, 2020[1]	June 30, 2020[1]
Revenues:
Product	$5	$44
Service	6	42
Total revenues	11	86
Costs and expenses:
Product costs, excluding depreciation and amortization	4	38
Service costs, excluding depreciation and amortization	3	24
Selling, general and administrative	—	13
Depreciation and amortization	—	4
Impairment loss	—	12
Operating income (loss)	4	(5)
Interest expense, net	—	1
Other expense (income), net[2]	2	(34)
Income before taxes	2	28
Income tax expense (benefit)	—	(4)
Income from operations of discontinued operations, net of tax	2	32
Gain on disposal of discontinued operations, net of tax	304	304
Income from discontinued operations, net of tax	$306	$336

[1]	For the three and six months ended June 30, 2020, MDA results are presented through April 7, 2020.
[2]	Other expense (income), net includes the $39 million recovery of the previously recorded liability in relation to the Company’s dispute with a customer for the six months ended June 30, 2020.

4.	TRADE AND OTHER RECEIVABLES, NET

	June 30,	December 31,
	2021	2020
Billed	$194	$181
Unbilled	156	95
Total trade receivables	350	276
Orbital receivables, current portion	50	49
Other	—	3
Allowance for doubtful accounts	—	(1)
Trade and other receivables, net	$400	$327

During the first quarter of 2021, the Company reduced its outstanding receivables related to the SXM-7 satellite for the final milestone and expected orbital payments of $15 million and $14 million, respectively. See Note 11 for additional details regarding the adjustment to revenue.

As of June 30, 2021 and December 31, 2020, non-current orbital receivables, net of allowance for expected credit losses were $333 million and $361 million, respectively.

The Company had orbital receivables from 14 customers for which the largest customer’s value represents 22% and 19% of the stated current and non-current balance sheet values as of June 30, 2021 and December 31, 2020, respectively.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The changes in allowance for expected credit losses related to non-current orbital receivables for the six months ended June 30, 2021, consist of the following:

Orbital Receivables Allowance
Allowance as of December 31, 2020	$(49)
Additions	—
Allowance as of June 30, 2021	$(49)

Securitization liabilities as of June 30, 2021 and December 31, 2020, are as follows:

	June 30,	December 31,
	2021	2020
Current portion	$15	$14
Non-current portion	40	47
Total securitization liabilities	$55	$61

5.	INVENTORY

	June 30,	December 31,
	2021	2020
Raw materials	$31	$22
Work in process	12	9
Inventory	$43	$31

6.PROPERTY, PLANT AND EQUIPMENT, NET

	June 30,	December 31,
	2021	2020
Satellites	$397	$397
Equipment	217	207
Computer hardware	91	78
Leasehold improvements	82	81
Furniture and fixtures	15	15
Construction in process[1]	602	572
Property, plant and equipment, at cost	1,404	1,350
Accumulated depreciation	(508)	(467)
Property, plant and equipment, net	$896	$883

1Construction in process is primarily related to the construction of the Company’s WorldView-Legion satellite constellation.

Depreciation expense for property, plant and equipment was $21 million and $23 million, and $44 million and $47 million for the three and six months ended June 30, 2021 and 2020, respectively.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

7.	INTANGIBLE ASSETS

	June 30, 2021			December 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$615	$(168)	$447	$615	$(146)	$469
Technologies	367	(243)	124	369	(211)	158
Software	343	(144)	199	298	(125)	173
Backlog	129	(95)	34	129	(79)	50
Image library	80	(65)	15	80	(58)	22
Trade names and other	38	(17)	21	38	(15)	23
Intangible assets	$1,572	$(732)	$840	$1,529	$(634)	$895

Amortization expense related to intangible assets was $52 million and $66 million, and $103 million and $132 million for the three and six months ended June 30, 2021 and 2020, respectively.

8.	LONG-TERM DEBT AND INTEREST EXPENSE, NET

	June 30,	December 31,
	2021	2020
Syndicated Credit Facility:
Revolving Credit Facility	$53	$—
Term Loan B	1,444	1,444
2023 Notes	500	850
2027 Notes	150	150
Deferred financing	29	32
Debt discount and issuance costs	(45)	(57)
Obligations under finance leases and other	3	3
Total long-term debt	2,134	2,422
Current portion of long-term debt	(13)	(8)
Non-current portion of long-term debt	$2,121	$2,414

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

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of June 30, 2021 and December 31, 2020, the Company had $28 million and $31 million, respectively, of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

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

On June 25, 2020, the Company repurchased $150 million aggregate principal amount of its 2023 Notes using proceeds from the MDA Transaction. The 2023 Notes were repurchased (“2023 Notes Repurchase”) at approximately 112.45% of the principal amount thereof.

On March 26, 2021, the Company redeemed $350 million aggregate principal of its 2023 Notes using a portion of the net proceeds from the common stock offering (“Offering”). The Company paid premiums of approximately $34 million related to the early redemption. This resulted in a loss on debt extinguishment of $41 million that was recorded in the first quarter of 2021, which is included as part of Interest expense, net within the Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2021. See Note 10 for additional details on the Offering.

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

Interest expense, net on long-term debt and other obligations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest on long-term debt	$33	$48	$77	$102
Loss on debt extinguishment	—	7	41	7
Interest on orbital securitization liability	1	2	2	3
Imputed interest and other	—	—	1	—
Interest expense on advance payments from customers	—	1	—	3
Capitalized interest	(10)	(10)	(19)	(18)
Interest expense, net	$24	$48	$102	$97

9.	FINANCIAL INSTRUMENTS AND FAIR VALUE DISCLOSURES

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

	Recurring Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$1	$—	$1
	$—	$1	$—	$1
Liabilities
Interest rate swaps	$—	$11	$—	$11
Long-term debt[1]	—	2,146	—	2,146
	$—	$2,157	$—	$2,157

	Recurring Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$20	$—	$20
Long-term debt[1]	—	2,556	—	2,556
	$—	$2,576	$—	$2,576

[1]

Long-term debt excludes finance leases, borrowings under the Revolving Credit Facility, deferred financing and other and is carried at amortized cost. The outstanding carrying value was $2,049 million and $2,387 million at June 30, 2021 and December 31, 2020, respectively. The carrying value of borrowings under the Revolving Credit Facility approximates their fair value.

In April 2021, $500 million of the Company’s interest rate swaps matured. On June 15, 2021, the Company entered into interest rate swaps at a notional value of $500 million. In total, an aggregate amount of $1.0 billion of the Company’s variable rate long-term debt is fixed at an average rate of 1.43% (excluding the margin specified in the Syndicated Credit Facility). In April 2022 and June 2023, the Company will have interest rate swap maturities of $500 million, respectively.

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

There were no transfers into or out of each of the levels of the fair value hierarchy during the periods ended June 30, 2021 and December 31, 2020.

10.	STOCKHOLDERS’ EQUITY

On March 22, 2021, the Company completed the Offering of 10 million shares of common stock, par value $0.0001 per share, at a public offering price of $40 per share. The Company received proceeds of $380 million, net of $20 million of transaction fees.

As of December 31, 2020, the Company had 2.4 million shares authorized and no shares outstanding of the Series A Preferred stock. On May 17, 2021, the Company filed a Certificate of Elimination of Series A Junior Participating Preferred Stock with the Delaware Secretary of State, thereby removing the Certificate of Designations of the Series A Preferred stock from the Company’s Amended and Restated Certificate of Incorporation. Therefore, as of June 30, 2021, the Company had no shares authorized and no shares outstanding of the Series A Preferred stock.

Changes in the components of Accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments	Unrealized Loss on Interest Rate Swaps	Loss on Pension and Other Postretirement Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$1	$(20)	$(101)	$(120)
Other comprehensive (loss) income	(1)	6	1	6
Tax benefit (expense)	—	—	—	—
Balance as of March 31, 2021	$—	$(14)	$(100)	$(114)
Other comprehensive income	—	4	1	5
Tax benefit (expense)	—	—	—	—
Balance as of June 30, 2021	$—	$(10)	$(99)	$(109)

11.	REVENUE

On June 30, 2021, the Company had $1.5 billion of remaining performance obligations, which represents the transaction price of firm orders less inception-to-date revenues recognized. Remaining performance obligations generally exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenues relating to existing performance obligations of approximately $0.6 billion, $0.6 billion and $0.3 billion for the remaining six months ended December 31, 2021, the year ending December 31, 2022 and thereafter, respectively.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Contract liabilities by segment are as follows:

As of June 30, 2021	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$39	$233	$272

As of December 31, 2020	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$45	$234	$279

The decrease in contract liabilities is primarily due to revenues recognized based upon the satisfaction of performance obligations on commercial contracts in the Earth Intelligence segment.

The Company’s primary sources of revenues are as follows:

Three Months Ended June 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$190	$—	$190
Service revenues	283	—	—	283
Intersegment	—	16	(16)	—
	$283	$206	$(16)	$473

Three Months Ended June 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$157	$—	$157
Service revenues	278	4	—	282
Intersegment	—	23	(23)	—
	$278	$184	$(23)	$439

Six Months Ended June 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$332	$—	$332
Service revenues	533	—	—	533
Intersegment	—	29	(29)	—
	$533	$361	$(29)	$865

Six Months Ended June 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$264	$—	$264
Service revenues	549	7	—	556
Intersegment	—	45	(45)	—
	$549	$316	$(45)	$820

Certain of the Company’s contracts with customers in the Space Infrastructure segment include a significant financing component since payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital interest revenue of $7 million and $14 million for the three and six months ended June 30, 2021 and 2020, respectively, related to these contracts, which is included in product revenues.

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

The Company recognized a cumulative adjustment to revenue of $25 million in the first quarter of 2021 related to the Sirius XM contract with Sirius XM Holdings Inc. (“Sirius XM”). This resulted primarily from adjusting the EAC transaction price for the amount of the final milestone and expected orbital payments due to the non-performance of the SXM-7 satellite and other adjustments. There was no cumulative adjustment to revenue from the Sirius XM contract for the three months ended June 30, 2021. In addition to the cumulative adjustment recognized in the first quarter of 2021, incremental costs of $3 million were incurred related to the SXM-7 recovery efforts during the first quarter of 2021. There were no incremental costs incurred from SXM-7 recovery efforts for the three months ended June 30, 2021. See Note 4 for additional details regarding the adjustment to trade and other receivables.

The Company did not incur COVID-19 related EAC growth during the three and six months ended June 30, 2021, respectively, compared to $6 million and $24 million of COVID-19 related EAC growth for the three and six months ended June 30, 2020, respectively.

The Company has certain programs in the Space Infrastructure segment which contain significant development efforts that have experienced delays and cost growth primarily due to the complexity of the programs resulting in an overall loss position. The Company recorded $13 million and $23 million in EAC adjustments on loss contracts during the three and six months ended June 30, 2021, respectively. The Company recorded $17 million and $36 million in EAC adjustments on a commercial satellite loss contract which included significant development efforts further delayed by COVID-19 for the three and six months ended June 30, 2020, respectively.

Revenues based on the geographic location of customers are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$372	$356	$695	$658
Australia	37	10	48	17
Asia	20	23	42	50
Europe	21	24	36	42
Middle East	13	13	27	26
South America	5	6	7	15
Other	5	7	10	12
Total revenues	$473	$439	$865	$820

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Revenues from significant customers are as follows:

Three Months Ended June 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$180	$61	$—	$241
Commercial and other	103	145	(16)	232
Total revenues	$283	$206	$(16)	$473

Three Months Ended June 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$203	$75	$—	$278
Commercial and other	75	109	(23)	161
Total revenues	$278	$184	$(23)	$439

Six Months Ended June 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$351	$127	$—	$478
Commercial and other	182	234	(29)	387
Total revenues	$533	$361	$(29)	$865

Six Months Ended June 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$402	$140	$—	$542
Commercial and other	147	176	(45)	278
Total revenues	$549	$316	$(45)	$820

The Company had revenues from a commercial customer in the Space Infrastructure segment that represented 21% and 20% of total revenues for the three and six months ended June 30, 2021, respectively. The revenues from this commercial customer in the Space Infrastructure segment were less than 10%of the Company’s total revenues for the three and six months ended June 30, 2020.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The following table summarizes the operating performance of the Company’s segments:

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
Revenues:
Earth Intelligence	$283	$278	$533	$549
Space Infrastructure	206	184	361	316
Intersegment eliminations	(16)	(23)	(29)	(45)
Total revenues	$473	$439	$865	$820

Adjusted EBITDA:
Earth Intelligence	$131	$146	$238	$279
Space Infrastructure	27	11	15	(28)
Intersegment eliminations	(7)	(7)	(12)	(14)
Corporate and other expenses	(19)	(12)	(42)	(22)
Transaction and integration related expense	—	(3)	—	(4)
Impairment loss	—	—	—	(14)
Depreciation and amortization	(73)	(89)	(147)	(179)
Interest expense, net	(24)	(48)	(102)	(97)
Interest income [1]	—	—	1	1
Equity in income from joint ventures, net of tax	—	(2)	—	(1)
Income (loss) from continuing operations before taxes	$35	$(4)	$(49)	$(79)

[1]	Included in Other income, net on the Unaudited Condensed Consolidated Statements of Operations.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company’s capital expenditures are as follows:

Three Months Ended June 30, 2021	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$15	$4	$12	$31
Intangible assets	22	—	2	24
	$37	$4	$14	$55

Three Months Ended June 30, 2020	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$28	$5	$11	$44
Intangible assets	20	—	4	24
	$48	$5	$15	$68

Six Months Ended June 30, 2021	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$28	$8	$21	$57
Intangible assets	42	—	6	48
	$70	$8	$27	$105

Six Months Ended June 30, 2020	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$62	$8	$18	$88
Intangible assets	36	—	4	40
	$98	$8	$22	$128

Substantially all of the Company’s long-lived tangible assets were in the United States as of June 30, 2021 and December 31, 2020.

13.	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit income for the Company’s pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$4	$5	$7	$9
Expected return on plan assets	(7)	(7)	(14)	(13)
Amortization of net loss	2	1	3	1
Expenses paid	—	—	1	1
Net periodic benefit income	$(1)	$(1)	$(3)	$(2)

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Contributions

The funding policy for the Company’s pension plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. In December 2020, the Company prefunded approximately $16 million to its qualified pension plan. Due to the December 2020 prefunding, there are no required contributions for the Company’s qualified pension plan for the year ended December 31, 2021.

14.	INCOME TAXES

For the three months ended June 30, 2021 and 2020, the effective tax rate on pre-tax continuing operations was (28.6)% and 50.0%, respectively. For the six months ended June 30, 2021 and 2020, the effective tax rate on pre-tax continuing operations was 20.4% and 0.0%, respectively. The effective tax rates for the three and six months ended June 30, 2021 and 2020 differ from the statutory U.S. federal income tax rate of 21.0% primarily due to a change in the estimated 2020 Base Erosion and Anti-Abuse Tax driven by a change in tax strategy enabled by a reduction in forecasted interest expense, estimated permanent differences, tax on foreign earnings and changes in valuation allowance. The Company does not anticipate a significant change to the Company’s gross unrecognized tax benefits within the next 12 months.

The Company assesses the deferred tax assets for recoverability on a quarterly basis. Based upon all available positive and negative evidence, the Company maintains a valuation allowance to reduce the net U.S. deferred tax asset to the amount that is more-likely-than-not realizable.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

15.	NET INCOME (LOSS) PER COMMON SHARE

The following table includes the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Income (loss) from continuing operations	$45	$—	$(39)	$(78)
Income from discontinued operations, net of tax	—	306	—	336
Net income (loss)	$45	$306	$(39)	$258

Weighted average number of common shares outstanding-basic	72.2	60.6	68.5	60.4
Weighted dilutive effect of equity awards	2.5	1.4	—	—
Weighted average number of common shares outstanding-diluted	74.7	62.0	68.5	60.4

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.62	$—	$(0.57)	$(1.29)
Income from discontinued operations, net of tax	—	5.05	—	5.56
Basic net income (loss) per common share	$0.62	$5.05	$(0.57)	$4.27

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.60	$—	$(0.57)	$(1.29)
Income from discontinued operations, net of tax	—	4.94	—	5.56
Diluted net income (loss) per common share	$0.60	$4.94	$(0.57)	$4.27

The weighted average number of common shares outstanding for the three and six months ended June 30, 2021 includes 10 million shares of the Company’s common stock issued in connection with the Offering completed on March 22, 2021. See Note 10 for further details.

For the three months ended June 30, 2021 and 2020 approximately 2 million and 3 million awards, and for the six months ended June 30 2021 and 2020 approximately 4 million and 3 million awards, respectively, were excluded from the diluted weighted average number of ordinary common shares outstanding calculation because their effect would have been anti-dilutive.

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

Legal proceedings

On January 14, 2019, a Maxar stockholder filed a putative class action lawsuit captioned Oregon Laborers Employers Pension Trust Fund, et al. v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the United States District Court for the District of Colorado (“Colorado Action”), naming Maxar and members of management as defendants alleging,

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

among other things, that the Company’s public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. On October 7, 2019, the lead plaintiff filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and members of management in connection with the Company’s public disclosures between March 26, 2018 and January 6, 2019. The consolidated complaint alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were allegedly false and/or misleading during the class period. On September 11, 2020, the court granted in part, and denied in part, defendants’ motion to dismiss. On July 16, 2021, the court in the Colorado Action certified a class consisting of investors who purchased or acquired Maxar stock between May 9, 2018 and October 30, 2018, inclusive. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00613564-00CP in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. On November 15, 2019, Mr. O’Brien and another Maxar stockholder resident in Canada issued a new putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00631107-00CP, naming Maxar and certain members of management and the board of directors as defendants as well as Maxar’s auditor, KPMG LLP. On February 7, 2020, the January 2019 lawsuit was discontinued. The Statement of Claim alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were false and/or misleading during the class period and claims damages of $700 million. On April 24, 2020, the plaintiffs served their motion record for leave under the Securities Act (Ontario) and to certify the action as a class proceeding, which motion is currently pending. The Company believes that these cases are without merit and intends to vigorously defend against them.

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

The Company maintains insurance policies for settlements and judgments, as well as legal defense costs, for lawsuits such as those described in the preceding paragraphs. The Company is a party to various other legal proceedings and claims that arise in the ordinary course of business as either a plaintiff or defendant. As a matter of course, the Company is prepared both to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities. The Company has established accrued liabilities for these matters where losses are deemed probable and reasonably estimable. The outcome of any of these other proceedings, either individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company expenses legal fees related to contingencies as incurred.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

17.	SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$73	$122
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	12	41

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

RECENT DEVELOPMENTS

Common stock offering

On March 22, 2021, we completed an underwritten public offering of 10 million shares of our common stock, par value $0.0001 per share, at a public offering price of $40 per share (“Offering”). We received proceeds of $380 million, net of $20 million of transaction fees as of March 31, 2021. The underwriters did not exercise the option to purchase an additional 1.5 million shares of our common stock prior to the expiration of the option.

On March 26, 2021, we redeemed $350 million aggregate principal of our 2023 Notes using a portion of the net proceeds from the Offering. Additionally, we paid premiums of approximately $34 million related to the early redemption.

COVID-19 operational posture and current impact

We have begun to transition from our pandemic crisis response plan, while maintaining a focus on the protection of the health and safety of our employees, families, customers and communities. All our locations continue to operate through a combination of work from home and personnel working on-site, though in some cases capacity utilization and productivity are below normalized levels. We continue to monitor and assess the actual and potential COVID-19 impacts on employees, customers, suppliers and the productivity of the work being done, all of which, to some extent, will affect revenues, estimated costs to complete projects, earnings and cash flow. Our results of operations for the three and six months ended June 30, 2021, were not materially impacted by COVID-19.

WorldView Legion satellite constellation update

We have continued to encounter certain issues with component suppliers and subsystems (including software, integration and testing) related to our WorldView Legion satellite constellation, which have led to delays from our expected timetable. We have resolved some of the supplier issues and continue to make progress on the other issues identified. While we will continue to search for ways to accelerate our launch, we have decided to delay the launch of our WorldView Legion satellites and now expect a launch timeframe between March and June of 2022.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Revenues:
Product	$190	$157	$33	21%	$332	$264	$68	26
Service	283	282	1	0	533	556	(23)	(4)
Total revenues	473	439	34	8	$865	$820	$45	5
Costs and expenses:
Product costs, excluding depreciation and amortization	156	144	12	8	304	289	15	5
Service costs, excluding depreciation and amortization	100	87	13	15	193	180	13	7
Selling, general and administrative	88	79	9	11	172	147	25	17
Depreciation and amortization	73	89	(16)	(18)	147	179	(32)	(18)
Impairment loss	—	—	—	*	—	14	(14)	(100)
Operating income	$56	$40	$16	40%	$49	$11	$38	*
Interest expense, net	24	48	(24)	(50)	102	97	5	5
Other income, net	(3)	(4)	1	(25)	(4)	(7)	3	(43)
Income (loss) before taxes	$35	$(4)	$39	* %	$(49)	$(79)	$30	(38)
Income tax benefit	(10)	(2)	(8)	*	(10)	—	(10)	*
Equity in income from joint ventures, net of tax	—	(2)	2	(100)	—	(1)	1	(100)
Income (loss) from continuing operations	45	—	45	*	$(39)	$(78)	$39	(50)
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	2	(2)	(100)	—	32	(32)	(100)
Gain on disposal of discontinued operations, net of tax	—	304	(304)	(100)	—	304	(304)	(100)
Income from discontinued operations, net of tax	—	306	(306)	(100)	—	336	(336)	(100)
Net income (loss)	$45	$306	$(261)	(85)%	$(39)	$258	$(297)	(115)

* Not meaningful.

Product and service revenues

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Product revenues	$190	$157	$33	21%	$332	$264	$68	26%
Service revenues	283	282	1	0	533	556	(23)	(4)
Total revenues	$473	$439	$34	8%	$865	$820	$45	5%

Total revenues increased to $473 million from $439 million, or by $34 million, for the three months ended June 30, 2021, compared to the same period of 2020. The increase was primarily driven by a $33 million increase in revenue in our Space Infrastructure segment. We also had an increase in revenue in our Earth Intelligence segment; however, the increase was partially offset by a $30 million decrease in the recognition of deferred revenue related to the EnhancedView Contract.

Total revenues increased to $865 million from $820 million, or by $45 million, for the six months ended June 30, 2021, compared to the same period of 2020. The increase was primarily driven by a $68 million increase in revenue in the Space Infrastructure segment which was partially offset by a $23 million decrease in the Earth Intelligence segment. We also had an increase in revenue in our Earth Intelligence segment, however; the increase was partially offset by a $60 million decrease in the recognition of deferred revenue related to the EnhancedView Contract.

Further discussion of the drivers behind changes in revenues is included within the “Results by Segment” section below.

See Note 11, “Revenue” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for product and service revenue by segment.

Product and service costs

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Product costs, excluding depreciation and amortization	$156	$144	$12	8%	$304	$289	$15	5%
Service costs, excluding depreciation and amortization	100	87	13	15	193	180	13	7
Total costs	$256	$231	$25	11%	$497	$469	$28	6%

Total costs of product and services increased to $256 million from $231 million, or by $25 million, for the three months ended June 30, 2021, compared to the same period of 2020. The increase in costs was driven by an increase in product costs within our Space Infrastructure segment and an increase in service costs within our Earth Intelligence segment.

Total costs of product and services increased to $497 million from $469 million, or by $28 million, for the six months ended June 30, 2021, compared to the same period of 2020. The increase in costs was driven by an increase in products costs within our Space Infrastructure segment and an increase in service costs within our Earth Intelligence segment.

Selling, general and administrative

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Selling, general and administrative	$88	$79	$9	11%	$172	$147	$25	17%

Selling, general and administrative costs increased to $88 million from $79 million, or by $9 million, for the three months ended June 30, 2021, compared to the same period of 2020. The increase was primarily due to an increase in labor related expenses of $6 million driven by an increase in headcount and employee compensation.

Selling, general and administrative costs increased to $172 million from $147 million, or by $25 million, for the six months ended June 30, 2021, compared to the same period of 2020. The increase was primarily due to an increase in labor related expenses of $14 million and an increase in stock-based compensation expense of $8 million. The increase in labor related expenses was primarily driven by an increase in headcount and employee compensation. Stock-based compensation expense increased primarily due to a higher stock price which increased the fair market value of equity awards granted in addition to the incremental expense related to liability classified awards for the six months ended June 30, 2021.

Depreciation and amortization

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Property, plant and equipment	$21	$23	$(2)	(9)%	$44	$47	$(3)	(6)%
Intangible assets	52	66	(14)	(21)	103	132	(29)	(22)
Depreciation and amortization expense	$73	$89	$(16)	(18)%	$147	$179	$(32)	(18)%

Depreciation and amortization expense decreased to $73 million from $89 million, or by $16 million, for the three months ended June 30, 2021, compared to the same period of 2020. The decrease was primarily driven by a decrease in amortization expense for backlog acquired as part of the acquisition of DigitalGlobe, Inc. on October 5, 2017. We recognized a full quarter of amortization expense for the three months ended June 30, 2020, compared to none for the three months ended June 30, 2021, as all of the U.S. government acquired backlog was fully amortized as of October 2020. This decrease was partially offset by the inclusion of depreciation and amortization expense from property, plant and equipment and intangible assets acquired as part of Vricon, Inc. (“Vricon Acquisition”) on July 1, 2020, compared to no such expense in the same period of 2020.

Depreciation and amortization expense decreased to $147 million from $179 million, or by $32 million, for the six months ended June 30, 2021, compared to the same period of 2020. The decrease was primarily driven by a decrease in amortization expense for backlog acquired as part of the acquisition of DigitalGlobe, Inc. on October 5, 2017. We recognized two full quarters of amortization expense for the six months ended June 30, 2020, compared to none for the six months ended June 30, 2021, as all of the U.S. government acquired backlog was fully amortized as of October 2020. This decrease was partially offset by the inclusion of depreciation and amortization expense from property, plant and equipment and intangible assets acquired as part of Vricon, Inc. (“Vricon Acquisition”) on July 1, 2020, compared to no such expense in the same period of 2020.

Impairment loss

	Three Months Ended June 30,		$	%		Six Months Ended June 30,		$	%
	2021	2020	Change	Change		2021	2020	Change	Change
($ millions)
Impairment loss	$—	$—	$—	*	%	$—	$14	$(14)	(100)%

* Not meaningful.

There were no impairment losses recorded for the three or six months ended June 30, 2021. For the six months ended June 30, 2020, the impairment loss of $14 million related to our orbital receivables. This impairment loss was primarily due to a decrease in credit ratings associated with our largest orbital customer. There were no impairment losses recorded for the three months ended June 30, 2020.

Interest expense, net

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Interest expense:
Interest on long-term debt	$33	$48	$(15)	(31)%	$77	$102	$(25)	(25)%
Loss on debt extinguishment	—	7	(7)	(100)	41	7	34	*
Interest on orbital securitization liability	1	2	(1)	(50)	2	3	(1)	(33)
Imputed interest and other	—	—	—	*	1	—	1	*
Interest expense on advance payments from customers[1]	—	1	(1)	(100)	—	3	(3)	(100)
Capitalized interest	(10)	(10)	—	—	(19)	(18)	(1)	6
Interest expense, net	$24	$48	$(24)	(50)%	$102	$97	$5	5%

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

Interest expense, net decreased to $24 million from $48 million, or by $24 million, for the three months ended June 30, 2021, compared to the same period in 2020. The decrease was primarily driven by a $15 million decrease in interest on long-term debt primarily due to lower principal balances on Term Loan B and the 2023 Notes due to a repayment made on Term Loan B in the second quarter of 2020 as well as a redemption made on the 2023 Notes in the first quarter of 2021. The decrease was also driven by a $7 million loss on debt extinguishment for the three months ended June 30, 2020, compared to no loss on debt extinguishment for the three months ended June 30, 2021.

Interest expense, net increased to $102 million from $97 million, or by $5 million, for the six months ended June 30, 2021, compared to the same period in 2020. The increase was primarily due to a $41 million loss on debt extinguishment from the partial redemption of our 2023 Notes using proceeds from the Offering. The increase was partially offset by a $25 million decrease in interest on long-term debt primarily driven by lower principal balances on Term Loan B and the 2023 Notes due to a repayment made on Term Loan B in the second quarter of 2020 as well as a redemption made on the 2023 Notes in the first quarter of 2021. There was also a decrease in interest expense on advance payments from customers of $3 million.

Income tax expense

	Three Months Ended June 30,		$	%		Six Months Ended June 30,		$	%
	2021	2020	Change	Change		2021	2020	Change	Change
($ millions)
Income tax (benefit) expense	$(10)	$(2)	$(8)	*	%	$(10)	$—	$(10)	*	%

*Not meaningful.

Income tax expense changed to a benefit of $10 million from a benefit of $2 million, or by $8 million, for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to a change in the 2020 estimated Base Erosion and Anti-Abuse Tax driven by a change in tax strategy enabled by a reduction in forecasted interest expense and tax on foreign earnings. During both comparative quarters, we have a valuation allowance recorded for the U.S. deferred tax assets that are more-than-likely to not be recognized. In computing income tax benefit for the three months ended June 30, 2021 and June 30, 2020, we applied the estimated AETR to the pre-tax income (loss) and adjusted the valuation allowance accordingly.

Income tax expense changed to a benefit of $10 million from $0 million, or by $10 million, for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to a change in the estimated 2020 Base Erosion and Anti-Abuse Tax driven by a change in tax strategy enabled by a reduction in forecasted interest expense and tax on foreign earnings. During both comparative quarters, we have a valuation allowance recorded for the U.S. deferred tax assets that are more-than-likely to not be recognized. In computing income tax benefit for the six months ended June 30, 2021 and June 30, 2020, we applied the estimated AETR to the pre-tax income (loss) and adjusted the valuation allowance accordingly.

Discontinued operations

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Discontinued operations:
Income from operations of discontinued operations, net of tax	$—	$2	$(2)	(100)%	$—	$32	$(32)	(100)%
Gain on disposal of discontinued operations, net of tax	—	304	—	—	—	304	(304)	(100)
Income from discontinued operations, net of tax	$—	$306	$(2)	(1)%	$—	$336	$(336)	(100)%

There was no income from discontinued operations, net of tax for the three or six months ended June 30, 2021 as the MDA Business was disposed of in the second quarter of 2020.

There was $306 million in income from discontinued operations, net of tax for the three months ended June 30, 2020, primarily due to the $304 million after-tax gain on disposal of the MDA Business and $2 million in income from operations of discontinued operations net of tax.

There was $336 million in income from discontinued operations, net of tax for the six months ended June 30, 2020, primarily due to the $304 million after-tax gain on disposal of the MDA Business. Income from discontinued operations, net of tax was also impacted by a $39 million recovery of a previously recorded liability in relation to the Company’s dispute with a Ukrainian customer. The recovery was partially offset by decreases in program margins driven by EAC growth and lower volumes and an impairment loss of $12 million related to MDA’s investment in a privately held company.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on two reportable segments: Earth Intelligence and Space Infrastructure. Intrasegment transactions have been eliminated from the segmented financial information discussed below.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Revenues:
Earth Intelligence	$283	$278	$5	2%	$533	$549	$(16)	(3)%
Space Infrastructure	206	184	22	12	361	316	45	14
Intersegment eliminations	(16)	(23)	7	(30)	(29)	(45)	16	(36)
Total revenues	$473	$439	$34	8%	$865	$820	$45	5%

Adjusted EBITDA:
Earth Intelligence	$131	$146	$(15)	(10)%	$238	$279	$(41)	(15)%
Space Infrastructure	27	11	16	145	15	(28)	43	(154)
Intersegment eliminations	(7)	(7)	—	—	(12)	(14)	2	(14)
Corporate and other expenses	(19)	(12)	(7)	58	(42)	(22)	(20)	91
Total Adjusted EBITDA	$132	$138	$(6)	(4)%	$199	$215	$(16)	(7)%

Total Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA disclosures.

Earth Intelligence

The following table provides selected financial information for the Earth Intelligence segment.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Total revenues	$283	$278	$5	2%	$533	$549	$(16)	(3)%

Adjusted EBITDA	$131	$146	$(15)	(10)%	$238	$279	$(41)	(15)%
Adjusted EBITDA margin (as a % of total revenues)	46.3%	52.5%			44.7%	50.8%

For the three months ended June 30, 2021, Earth Intelligence segment revenues increased to $283 million from $278 million, or by $5 million, compared to the same period in 2020. The increase was primarily driven by a $24 million increase in revenue from international defense and intelligence customers, a $6 million increase from new commercial programs and a $5 million increase in revenue from new contracts with the U.S. government. These increases were partially offset by a $30 million decrease in the recognition of deferred revenue related to the EnhancedView Contract. We recognized $30 million of deferred revenue from the EnhancedView Contract for the three months ended June 30, 2020, compared to none for the three months ended June 30, 2021, as it was fully recognized as of August 31, 2020.

For the six months ended June 30, 2021, Earth Intelligence segment revenues decreased to $533 million from $549 million, or by $16 million, compared to the same period in 2020. The decrease was primarily driven by a $60 million decrease in the recognition of deferred revenue related to the EnhancedView Contract. We recognized $60 million of deferred revenue from the EnhancedView Contract for the six months ended June 30, 2020, compared to none for the six months ended June 30, 2021, as it was fully recognized as of August 31, 2020. The decrease was partially offset by a

$28 million increase in revenue from international defense and intelligence customers, a $10 million increase in new and expanded commercial programs and a $5 million increase in revenue from new contracts with the U.S. government.

Adjusted EBITDA decreased to $131 million from $146 million, or by $15 million, for the three months ended June 30, 2021, as compared to the same period of 2020. The decrease was primarily driven by a decrease in the recognition of deferred revenue related to the EnhancedView Contract as mentioned above. The decrease was also driven by an increase in service costs and selling, general and administrative costs for the three months ended June 30, 2021, as compared to the same period of 2020. These decreases were partially offset by growth on contracts with international defense and intelligence customers and the U.S. government.

Adjusted EBITDA decreased to $238 million from $279 million, or by $41 million, for the six months ended June 30, 2021, as compared to the same period of 2020. The decrease was primarily driven by a decrease in the recognition of deferred revenue related to the EnhancedView Contract as mentioned above. The decrease was also driven by an increase in service costs and selling, general and administrative costs for the six months ended June 30, 2021, as compared to the same period of 2020. These decreases were partially offset by growth on contracts with international defense and intelligence customers and the U.S. government.

Space Infrastructure

The following table provides selected financial information for the Space Infrastructure segment.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Total revenues	$206	$184	$22	12%	$361	$316	$45	14%

Adjusted EBITDA	$27	$11	$16	145	$15	$(28)	$43	(154)%
Adjusted EBITDA margin (as a % of total revenues)	13.1%	6.0%			4.2%	(8.9)%

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

Revenues from the Space Infrastructure segment increased to $206 million from $184 million, or by $22 million, for the three months ended June 30, 2021, compared to the same period in 2020. Revenues increased primarily as a result of an increase in revenues from commercial programs of $36 million due to higher volumes related to new programs and lower EAC growth and no COVID-19 program impacts for the three months ended June 30, 2021. The increase is partially offset by a $14 million decrease in revenues from U.S. government contracts.

Revenues from the Space Infrastructure segment increased to $361 million from $316 million, or by $45 million, for the six months ended June 30, 2021, compared to the same period in 2020. Revenues increased primarily as a result of an increase in revenues from commercial programs of $73 million due to higher volumes related to new programs and lower EAC growth primarily due to no COVID-19 program impacts for the six months ended June 30, 2021. Revenues were negatively impacted by a $14 million decrease year over year related to our contract with Sirius XM Holdings Inc. (“Sirius XM”). The six months ended June 30, 2021, included a $25 million cumulative adjustment to revenue primarily related to the loss of final milestone and expected orbital payments due to the non-performance of the SXM-7 satellite and other adjustments that was recorded in the first quarter. After exhausting efforts to fully recover the satellite and further discussions with Sirius XM, in April 2021, we made the determination to record the cumulative adjustment to revenue. In addition, there were $3 million of costs incurred in the first quarter related to attempts to repair and fully recover the SXM-7 satellite. The aggregate impact for the six months ended June 30, 2021, was $28 million which compares favorably to the previously disclosed potential exposure of $38 million. The $28 million decrease was partially offset by the non-reoccurrence of a $14 million adjustment to revenue due to the identification of a design anomaly on the commercial satellite program, which was recorded for the six months ended June 30, 2020. In addition, the total increase was also partially offset by a $13 million decrease in revenues from U.S. government contracts.

Adjusted EBITDA increased to $27 million from $11 million, or by $16 million, for the three months ended June 30, 2021, compared to the same period of 2020. The increase in the Space Infrastructure segment was primarily related to a $24 million increase in commercial program margins due to new programs and fewer negative EAC impacts during the period as compared to the three months ended June 30, 2020, which included negative EAC impacts due to COVID-19. The increase in commercial program margins has been driven by a change in program mix related to the completion of less profitable programs offset by new, more profitable programs. The remaining $8 million change is related to an increase in indirect costs and selling, general and administrative costs.

Adjusted EBITDA increased to $15 million from a loss of $28 million, or by $43 million, for the six months ended June 30, 2021, compared to the same period of 2020. The increase in the Space Infrastructure segment was primarily related to a $68 million increase in commercial program margins due to new programs and fewer negative EAC impacts during the period as compared to the six months ended June 30, 2020, which included negative EAC impacts due to COVID-19. The increase in commercial program margins has been driven by a change in program mix related to the completion of less profitable programs offset by new, more profitable programs. These increases were partially offset by the $14 million reduction in revenue related to the above-mentioned SXM-7 satellite impacts and a $9 million increase in indirect costs and selling, general and administrative costs.

Corporate and other expenses

Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, retention costs and fees for legal and consulting services.

Corporate and other expenses for the three months ended June 30, 2021 increased to $19 million from $12 million, or by $7 million, compared to the same period in 2020. The increase was primarily driven by a $6 million increase in selling, general and administrative costs primarily due to an increase in labor related expenses driven by an increase in headcount and employee compensation.

Corporate and other expenses for the six months ended June 30, 2021 increased to $42 million from $22 million, or by $20 million, compared to the same period in 2020. The increase was primarily driven by an $11 million increase in selling, general and administrative costs primarily due to an increase in labor related expenses driven by an increase in headcount and employee compensation. There was also an increase in stock-based compensation expense of $4 million primarily driven by a higher stock price. The increase was also driven by a $1 million foreign exchange loss for the six months ended June 30, 2021, compared to a $2 million foreign exchange gain for the six months ended June 30, 2020.

Intersegment eliminations

Intersegment eliminations are related to projects between our segments, including our WorldView Legion satellite constellation. Intersegment eliminations were $7 million for the three months ended June 30, 2021 and June 30, 2020, respectively.

Intersegment eliminations have decreased to $12 million from $14 million, or by $2 million, for the six months ended June 30, 2021, compared to the same period in 2020, primarily related to a decrease in intersegment satellite construction activity.

BACKLOG

Our backlog by segment from continuing operations is as follows:

	June 30,	December 31,
	2021	2020
($ millions)
Earth Intelligence	$752	$880
Space Infrastructure	797	1,024
Total backlog	1,549	1,904
Unfunded contract options	918	856
Total	$2,467	$2,760

Order backlog, representing the estimated dollar value of firm contracts for which work has not yet been performed (also known as the remaining performance obligations on a contract), was $1.5 billion as of June 30, 2021 compared to $1.9 billion as of December 31, 2020. Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts.

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

Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of June 30, 2021 were primarily comprised of the option years in the EnhancedView Contract (September 1, 2021 through August 31, 2023). This contract may be replaced by other contracting vehicles prior to the exercise of existing contract options.

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

While our first maturity of long-term debt is in the fourth quarter of 2023, we had a significant debt redemption in the first quarter of 2021 using proceeds from our Offering. On March 26, 2021, we redeemed $350 million aggregate principal of our 2023 Notes using a portion of the net proceeds from the Offering.

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

We also have short and long-term requirements to fund our pension plans within the Space Infrastructure segment. Funding requirements under applicable laws and regulations are a major consideration in making contributions to our pension plans. Failure to satisfy the minimum funding thresholds with respect to appropriate laws and regulations could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our qualified pension plan, we intend to contribute annually not less than the required minimum funding thresholds. In December 2020, we prefunded $16 million related to our qualified pension plan. Due to the December 2020 prefunding, there are no required contributions for our qualified pension plan for the year ended December 31, 2021. In addition, the American Rescue Plan Act of 2021 includes provisions for pension funding relief in future periods. We intend to take advantage of these provisions and anticipate lower required contributions for our qualified pension plan in the upcoming fiscal years.

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

Summary of Cash Flows

Summary of cash flows
	Six Months Ended June 30,
	2021	2020
($ millions)
Cash provided by operating activities - continuing operations	$50	$66
Cash used in operating activities - discontinued operations	—	(30)
Cash provided by operating activities	50	36
Cash used in investing activities - continuing operations	(105)	(108)
Cash provided by investing activities - discontinued operations	—	723
Cash (used in) provided by investing activities	(105)	615
Cash provided by (used in) financing activities - continuing operations	33	(549)
Cash used in financing activities - discontinued operations	—	(24)
Cash provided by (used in) financing activities	33	(573)
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	(5)
Cash, cash equivalents, and restricted cash, beginning of year	32	110
Cash, cash equivalents, and restricted cash, end of period	$10	$183

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

Cash provided by operating activities from continuing operations decreased to $50 million from $66 million, or by $16 million, for the six months ended June 30, 2021 compared to the corresponding period in 2020, respectively. This change was primarily driven by unfavorable changes in working capital for the period ended June 30, 2021, compared to the same period in 2020, offset by a decrease of $49 million in cash paid interest for the six months ended June 30, 2021, compared to the same period in 2020.

Investing activities

Cash used in investing activities from continuing operations decreased to $105 million from $108 million, or by $3 million, for the six months ended June 30, 2021 compared to the corresponding period in 2020, respectively. The primary investing activities included expenditures on property, plant and equipment of $57 million and $88 million for the six months ended June 30, 2021 and 2020, respectively, and investments in intangible assets primarily related to internally developed software of $48 million and $40 million for the six months ended June 30, 2021 and 2020, respectively. Property, plant and equipment expenditures for the six months ended June 30, 2021 and 2020 primarily related to the build of our WorldView Legion satellite constellation. Cash used in investing activities for the six months ended June 30, 2020 was partially offset by a return of capital from discontinued operations of $20 million.

Financing activities

Cash provided by financing activities from continuing operations for the six months ended June 30, 2021 increased to $33 million compared to cash used in financing activities for the six months ended June 30, 2020 of $549 million, or by $582 million. During the six months ended June 30, 2021, cash provided by financing activities from continuing operations primarily included net proceeds from the issuance of common stock of $380 million and $53 million in net proceeds from the Revolving Credit Facility. These were partially offset by cash used from financing activities from the partial redemption of the 2023 Notes of $384 million including approximately $34 million related to the early redemption, settlement of the securitization liability of $6 million and repayments of long term debt of $4 million. During the six months ended June 30, 2020, cash used in financing activities from continuing operations included by debt repayments of $521 million, a repurchase of the 2023 notes of $169 million and settlement of the securitization liability of $7 million. These payments were partially offset by net proceeds from the issuance of the 2027 Notes of $147 million.

Long-term debt

The following table summarizes our long-term debt:

	June 30,	December 31,
	2021	2020
($ millions)
Syndicated Credit Facility:
Revolving Credit Facility	$53	$—
Term Loan B	1,444	1,444
2023 Notes	500	850
2027 Notes	150	150
Deferred financing	29	32
Debt discount and issuance costs	(45)	(57)
Obligations under finance leases and other	3	3
Total long-term debt	$2,134	$2,422

As of June 30, 2021 and December 31, 2020, we were in compliance with our debt covenants.

Syndicated Credit Facility

As of June 30, 2021, the senior secured syndicated credit facility (“Original Syndicated Credit Facility”, as amended prior to December 31, 2019, including as described below, the “Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility maturing in December 2023 (“Revolving Credit Facility”) and (ii) a senior secured first lien term B facility maturing in October 2024 (“Term Loan B”). The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of June 30, 2021 and December 31, 2020, we had $28 million and $31 million, respectively, of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

Senior Secured Notes due 2023

In December 2019, we issued $1.0 billion in principal amount of 2023 Notes in a private placement to institutional buyers. The 2023 Notes were issued at a price of 98% and are recorded as long-term debt in our consolidated financial statements. The 2023 Notes bear interest at the rate of 9.75% per year, payable semi-annually in cash in arrears, for which interest payments commenced in June 2020. The 2023 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility. As of June 30, 2021, we had $500 million of our 2023 Notes outstanding.

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

Leaseback Deferred Financing

In December 2019, we completed the sale and subsequent leaseback of our owned properties in Palo Alto, California for proceeds of $291 million. We determined that the leaseback terms were off-market. In accordance with ASC 842 – Leases, we accounted for the excess of the leaseback payments over the present value of market rental payments as additional financing, separate from the lease liability. This resulted in recognition of a deferred financing liability of $33 million which is repayable over the 10-year leaseback term.

See Note 8, “Long-term debt and interest expense, net” to the Consolidated Financial Statements in Part I, Item 1, “Financial Information” for further details on our long-term debt.

Securitization liability

We have in place, a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less, discounted to face value using prevailing market rates. There were no sales of eligible receivables executed in the three and six months ended June 30, 2021 or 2020, respectively.

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

Interest rate swaps

In April 2021, $500 million of our interest rate swaps matured. On June 15, 2021, we entered into interest rate swaps at a notional value of $500 million. In total, an aggregate amount of $1.0 billion of our variable rate long-term debt is fixed at an average rate of 1.43% (excluding the margin specified in the Syndicated Credit Facility). In April 2022 and June 2023, we will have interest rate swap maturities of $500 million, respectively.

Off-balance sheet arrangements

As of June 30, 2021, we had no outstanding foreign exchange sales contracts. As of June 30, 2021, we had certain letters of credit guaranteed by the Syndicated Credit Facility, while indemnified by us. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

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

We define EBITDA as earnings before interest, taxes, depreciation and amortization, Adjusted EBITDA as EBITDA adjusted for certain items affecting comparability as specified in the calculation and Adjusted EBITDA margin as Adjusted EBITDA divided by revenue. Certain items affecting comparability include restructuring, impairments, satellite insurance recovery, gain (loss) on sale of assets, CEO severance and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Management believes that exclusion of these items assists in providing a more complete understanding of our underlying results and trends, and management uses these measures along with the corresponding U.S. GAAP financial measures to manage our business, evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. Adjusted EBITDA is a measure being used as a key element of our incentive compensation plan. The Syndicated Credit Facility also uses Adjusted EBITDA in the determination of our debt leverage covenant ratio. The definition of Adjusted EBITDA in the Syndicated Credit Facility includes a more comprehensive set of adjustments that may result in a different calculation therein.

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

The table below reconciles our net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
($ millions)
Net income (loss)	$45	$306	$(39)	$258
Income tax benefit	(10)	(2)	(10)	—
Interest expense, net	24	48	102	97
Interest income	—	—	(1)	(1)
Depreciation and amortization	73	89	147	179
EBITDA	$132	$441	$199	$533
Income from discontinued operations, net of tax	—	(306)	—	(336)
Transaction and integration related expense	—	3	—	4
Impairment loss	—	—	—	14
Adjusted EBITDA	$132	$138	$199	$215

Adjusted EBITDA:
Earth Intelligence	131	146	238	279
Space Infrastructure	27	11	15	(28)
Intersegment eliminations	(7)	(7)	(12)	(14)
Corporate and other expenses	(19)	(12)	(42)	(22)
Adjusted EBITDA	$132	$138	$199	$215

Net income (loss) margin	9.5%	69.7%	(4.5)%	31.5%
Adjusted EBITDA margin	27.9%	31.4%	23.0%	26.2%

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 and as updated in this Quarterly Report on Form 10-Q.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, results of operations and stock price.
●	The future revenue and operating results of the Space Infrastructure segment are dependent on our ability to generate a sustainable order rate for the satellite and space manufacturing operations and develop new technologies to meet the needs of our customers or potential new customers.
●	Our business with various governmental entities is subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.
●	Our revenue, results of operations and reputation may be negatively impacted if our programs fail to meet contractual requirements or our products contain defects or fail to operate in the expected manner.
●	Satellites are subject to construction and launch delays, launch failures, damage or destruction during launch, the occurrence of which can materially and adversely affect our operations.
●	If our satellites fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.
●	Loss of, or damage to, a satellite and the failure to obtain data or alternate sources of data for our products may have an adverse impact on our results of operations and financial condition.
●	Interruption or failure of our infrastructure or national infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.
●	Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, and security threats could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.
●	We are a party to legal proceedings, investigations and other claims or disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any of which could adversely affect our business.
●	Acquisitions or divestitures could result in adverse impacts on our operations.
●	Our business with various governmental entities is concentrated in a small number of primary contracts. The loss or reduction in scope of any one of our primary contracts would materially reduce our revenue.

●	Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.
●	Changes in U.S. government policy regarding use of commercial data or Space Infrastructure providers, or material delay or cancellation of certain U.S. government programs, may have a material adverse effect on our revenue and our ability to achieve our growth objectives.
●	We operate in highly competitive industries and in various jurisdictions across the world, which may cause us to have to reduce our prices or to lose market share.
●	We may be required to recognize impairment charges.
●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.
●	Our business involves significant risks and uncertainties that may not be covered by insurance.
●	We often rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.
●	We are dependent on our ability to attract, train and retain employees. Our inability to do so, or the loss of key personnel, would cause serious harm to our business.
●	Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
●	Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, including funding future satellites, or we may be able to do so only on terms that significantly restrict our ability to operate our business.
●	Our ability to obtain additional debt or equity financing or government grants to finance operating working capital requirements and growth initiatives may be limited or difficult to obtain, which could adversely affect our operations and financial condition.
●	Our indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.
●	Our current financing arrangements contain certain restrictive covenants that impact our future operating and financial flexibility.
●	Our actual operating results may differ significantly from our guidance.
●	We could be adversely impacted by actions of activist stockholders, and such activism could impact the value of our securities.
●	The price of our common stock has been volatile and may fluctuate substantially.
●	Our operations in the U.S. government market are subject to significant regulatory risk.
●	Failure to comply with the requirements of the National Industrial Security Program Operating Manual could result in interruption, delay or suspension of our ability to provide our products and services, and could result in loss of current and future business with the U.S. government.
●	Our business is subject to various regulatory risks that could adversely affect our operations.
●	Changes in tax law, in our tax rates or in exposure to additional income tax liabilities or assessments may materially and adversely affect our financial condition, results of operations and cash flows.

●	Our ability to use our U.S. federal and state net operating loss carryforwards and certain other tax attributes may be limited.
●	Our operations are subject to governmental law and regulations relating to environmental matters, which may expose us to significant costs and liabilities that could negatively impact our financial condition.

Risks Related to Our Business

We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, results of operations and stock price.

The COVID-19 outbreak, declared a pandemic by the World Health Organization, has impacted nearly all regions of the world. Preventative measures taken to contain or mitigate the outbreak have affected, and continue to affect, the global economy, the U.S. economy and the global financial markets causing significant volatility, including the market price of our common stock, and have raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and preventative measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have resulted in a general slowdown in the global economy, the effects of which have adversely impacted our business and the businesses of our customers, including the U.S. and foreign governments, and suppliers.

Our supply chain is under stress inside and outside of the U.S., and we continue to monitor and assess the actual and potential COVID-19 or related force majeure impacts on the supply chain, our operations and customer commitments. There is a risk that these schedule delays could result in obligations for material liquidated damages owed to our customers.

Our customers have been, and may continue to be, affected by COVID-19 and the business slowdown caused by preventative measures, which has resulted in a variation in the consumption of access minutes; however, this could be more significant in the future, which could negatively impact revenue. Additionally, to the extent our international customers experience political or economic disruption as a result of COVID-19 and/or the business slowdown caused by preventative measures, their funding for our products and services could be materially impacted. We believe that COVID-19 represents a force majeure event and as such, we have notified certain customers that we will be exercising our contractual legal rights given the uncertain nature of the current pandemic and its near and long-term impacts on the cost and schedule of the numerous programs in our existing backlog. Additionally, our customers may slow down their development of new projects or may be in financial difficulties impacting their ability to fund projects already in backlog.

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

Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic have resulted in inefficiencies or delays of our projects, impacts to service level contracts, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning or employees working remotely. We have begun to transition more of our employees back into Maxar worksites and will continue to do so over the coming months. As a result of this transition, we may experience disruptions to our business operations and manufacturing processes which could adversely impact our business, sales, financial condition, liquidity and results of operations.

We cannot predict the degree to which, or the time period that, global economic conditions and our sales and operations will continue to be affected by this outbreak and the resulting preventative measures. The degree to which COVID-19 will continue to impact us will depend on numerous factors and future developments, including, but not limited to, the unknown duration of the pandemic, the success and efficacy of the COVID-19 vaccines, the impact of potential future resurgences and new virus variants and any actions that may be taken by governmental authorities to minimize the spread of the pandemic or to stimulate the economy. We also cannot predict the degree to which the disruption of global financial markets could have a negative impact on our ability to raise capital in the future. The long-term impacts of COVID-19 on government budgets and funding priorities that impact demand for our products and services are difficult to predict.

Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of any economic downturn, recession or depression that has occurred or may occur in the future. The effects of these risks on our business, sales, financial condition, liquidity and results of operations could be material.

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

Delays in the construction of satellites and the procurement of requisite components and launch vehicles, limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals, satellite damage or destruction during launch, launch failures, or incorrect orbital placement could have a material adverse effect on our business, financial condition and results of operations. The loss of, or damage to, a satellite due to a launch failure could result in significant delays in anticipated revenue to be generated by that satellite. Any significant delay in the commencement of service of a satellite would delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of a satellite were to occur, we may not be able to accommodate affected customers with our other satellites or data from another source until a replacement satellite is available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. We may also dispute with customers the extent and consequences of any loss or delay. Any launch delay, launch failure, underperformance, delay or perceived delay could have a material adverse effect on our results of operations, business prospects and financial condition.

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

We cannot offer assurances that each of our satellites will remain in operation. Our satellites have certain redundant systems which can fail partially or in their entirety and accordingly satellites may operate for extended periods without all redundant systems in operation, but with single points of failure. The failure of satellite components could cause damage to or loss of the use of a satellite before the end of its expected operational life. Certain of our satellites are nearing the end of their expected operational lives and we can offer no assurance that our satellites will maintain their prescribed orbits or remain operational and we may not have replacement satellites that are immediately available.

Interruption or failure of our infrastructure or national infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.

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

The availability of many of our products and services depends on the continuing operation of our satellite operations infrastructure, satellite manufacturing operations, information technology, communications systems and national infrastructure. Any downtime, damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, aging infrastructure, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. We do not currently maintain a back-up production facility from which we can continue to collect, process and deliver imagery in the event of the loss of our primary facility. In the event we are unable to collect, process and deliver imagery from our facility, our daily operations and operating results would be materially and adversely affected. In addition, our ground terminal centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, aging infrastructure, telecommunications failures and similar events. Our satellite manufacturing operations are located in California in proximity to the San Andreas fault line, one of the longest and most heavily populated earthquake-prone rifts in the world. Our satellite manufacturing facilities are also subject to risks associated with an aging infrastructure. An infrastructure failure could result in the destruction of satellites under construction or inventory, manufacturing delays or additional costs incurred. We do not maintain back-up manufacturing facilities or operations. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our financial condition and results of operations.

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

Our operations, products, solutions, analysis and intellectual property are inherently at risk of loss, inappropriate access, or tampering by both insider threats and external bad actors. In particular, our operations face various cyber and other security attacks and threats, including attempts to gain unauthorized access to sensitive information, intellectual property, mission operations and networks. Our systems (internal, customer and partner systems) and assets may also be subject to damage or interruption from natural and other disaster events or disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics or pandemics, acts of domestic or foreign terrorism, workplace violence, power shortages and blackouts, aging infrastructures and telecommunications failures. In addition, insider threats, threats to the safety of our directors and employees, threats to the security of our facilities, infrastructure and supply chain and threats from terrorist acts or other acts of aggression, including the spreading of inaccurate, misleading or deceptive information, could have a material adverse impact on our business.

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

For instance, in January 2019, a Maxar stockholder filed a putative class action lawsuit in the Federal District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were false or misleading in violation of the Securities and Exchange Act of 1934 and seeking monetary damages. An amended consolidated complaint was filed in that case in October 2019. On September 11, 2020, the court granted in part, and denied in part, Maxar’s motion to dismiss. On July 16, 2021, the Federal District Court of Colorado certified a class consisting of investors who purchased or acquired Maxar stock between May 9, 2018 and October 30, 2018, inclusive. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in our public disclosures and seeking monetary damages under Canadian securities laws. In November 2019, a second putative class action lawsuit was issued by the same Maxar stockholder resident in Canada, adding a second representative plaintiff and three additional defendants, including Maxar’s auditor KPMG LLP. The second claim expands the proposed class period and the breadth of the allegations against us. In February 2020, the January 2019 Canadian lawsuit was discontinued. In October 2019, a Maxar stockholder filed a putative class action lawsuit in California state court, naming Maxar and certain members of management and the board of directors as defendants. The lawsuit is based upon many of the same underlying factual allegations as the federal putative class action but asserts claims under the Securities Act of 1933. An amended complaint was filed in April 2020. In November 2019, a purported derivative complaint was filed against Maxar, certain current and former members of management and the board of directors in the Federal District Court of Delaware, also based on the same factual allegations as the federal putative class action. On September 18, 2020, a second purported derivative case was filed in the Federal District Court of Delaware, based on the same allegations as the earlier derivative case. The two derivative cases have been consolidated and are stayed.

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

The acceptance of our imagery services may not continue and our historic growth rates should not be relied upon as an indicator of future growth.

We cannot accurately predict the extent of the market acceptance of our services or whether there will continue to be a market for our services on terms we find acceptable. Market acceptance of our commercial high-resolution Earth imagery and related services depends on a number of factors, including the quality, scope, timeliness, sophistication, price and the availability of substitute services. Changes in the market acceptance of our offerings, or other services that utilize our imagery, failure of new markets to develop or our need to make significant investments to achieve acceptance by the market would negatively affect our business, financial condition and results of operations. We may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund other liquidity needs and our business prospects, financial condition and results of operations could be materially and adversely affected.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

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

Uncertainty with respect to the cessation of the London Interbank Offered Rate (“LIBOR”) at the end of 2021 could impact our cost of borrowing and interest rate risk

We have outstanding debt and interest rate swaps with variable interest rates using LIBOR as a factor to determine the interest rates. In July 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 5, 2021, the ICE Benchmark Administration confirmed its intention to cease publication of (i) one week and two month USD LIBOR settings after December 31, 2021 and (ii) the remaining USD LIBOR settings after June 30, 2023. It is unclear if at that time whether or not LIBOR will cease. Recent proposals for alternative overnight and term rates may result in the establishment of new methods of calculating one or more alternative benchmark rates.

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

The cessation of LIBOR, including the exact timing of its cessation, as well as its transition to another benchmark rate, or rates, could have adverse impacts on our outstanding interest rate swaps maturing in 2022 and 2023 and our Syndicated Credit Facility maturing in 2023 and 2024. This change may necessitate updates to our swaps and Syndicated Credit Facility, and ultimately, adversely affect our financial condition and results of operations.

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

On March 27, 2020 the U.S. enacted the CARES Act which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact to our income tax expense for the three and six months ended June 30, 2021.

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

California has temporarily suspended the net operating loss carryover utilization, and capped the use of business incentive tax credits, for three years by the enactment of Assembly Bill 85 on June 29, 2020. This change in California tax law did not have a material impact to our income tax expense for the three and six months ended June 30, 2021.

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

Our U.K. operations service customers in the U.K. as well as in other countries in the EU, and these operations could be disrupted by Brexit. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In particular, the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation. In June 2021, the European Union determined that the United Kingdom’s Data Protection Act was adequate to permit the flow of certain data between the European Union and the United Kingdom without additional restrictions for a period of up to four years. This decision temporarily reduces the uncertainty surrounding how data transfers between the European Union and the United Kingdom will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, capital and people between the United Kingdom, the European Union and elsewhere.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Delaware Secretary of State.	8-K	001-38228	3.1	1/2/2019

3.2	Second Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.1	10/29/2020

10.1*	Second Amendment to the Maxar Technologies Inc. 2019 Incentive Award Plan	8-K	001-38228	10.1	5/13/2021

31.1	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

32.1†	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
Exhibit 104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

†	Furnished herewith.
*	Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2021	Maxar Technologies Inc.
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