Form 10-Q
period 2021-09-30
Maxar Technologies Inc.
filed 2021-11-03
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

As of October 27, 2021, there were 72,662,438 shares of the registrant’s common stock, at $0.0001 par value, outstanding.

Maxar Technologies Inc.

Quarterly Report on Form 10-Q

For the period ended September 30, 2021

PART I. FINANCIAL INFORMATION

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Product	$166	$161	$498	$425
Service	271	275	804	831
Total revenues	437	436	1,302	1,256
Costs and expenses:
Product costs, excluding depreciation and amortization	144	145	448	434
Service costs, excluding depreciation and amortization	93	95	286	275
Selling, general and administrative	89	90	261	237
Depreciation and amortization	74	95	221	274
Impairment loss	—	—	—	14
Reduction of gain on sale leaseback	—	4	—	4
Operating income	37	7	86	18
Interest expense, net	25	36	127	133
Other income, net	(2)	(91)	(6)	(98)
Income (loss) before taxes	14	62	(35)	(17)
Income tax benefit	—	(22)	(10)	(22)
Equity in income from joint ventures, net of tax	—	—	—	(1)
Income (loss) from continuing operations	14	84	(25)	6
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	—	—	32
Gain on disposal of discontinued operations, net of tax	—	1	—	305
Income from discontinued operations, net of tax	—	1	—	337
Net income (loss)	$14	$85	$(25)	$343

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.19	$1.38	$(0.36)	$0.10
Income from discontinued operations, net of tax	—	0.02	—	5.56
Basic net income (loss) per common share	$0.19	$1.40	$(0.36)	$5.66

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.19	$1.32	$(0.36)	$0.10
Income from discontinued operations, net of tax	—	0.02	—	5.39
Diluted net income (loss) per common share	$0.19	$1.34	$(0.36)	$5.49

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$14	$85	$(25)	$343
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(1)	(49)
Reclassification of currency translation adjustment to gain on disposal of discontinued operations	—	—	—	(64)
Unrealized gain (loss) on interest rate swaps	3	7	13	(8)
Gain on pension and other postretirement benefit plans	1	—	3	1
Other comprehensive income (loss), net of tax	4	7	15	(120)
Comprehensive income (loss), net of tax	$18	$92	$(10)	$223

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Balance Sheets

(In millions)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$36	$27
Trade and other receivables, net	365	327
Inventory, net	42	31
Advances to suppliers	17	24
Prepaid and other current assets	51	59
Total current assets	511	468
Non-current assets:
Orbital receivables, net	324	361
Property, plant and equipment, net	902	883
Intangible assets, net	812	895
Non-current operating lease assets	143	163
Goodwill	1,627	1,627
Other non-current assets	95	86
Total assets	$4,414	$4,483
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$92	$115
Accrued liabilities	72	65
Accrued compensation and benefits	81	105
Contract liabilities	259	278
Current portion of long-term debt	18	8
Current operating lease liabilities	42	41
Other current liabilities	42	51
Total current liabilities	606	663
Non-current liabilities:
Pension and other postretirement benefits	183	192
Operating lease liabilities	136	158
Long-term debt	2,064	2,414
Other non-current liabilities	95	120
Total liabilities	3,084	3,547
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized; 72.6 million and 61.2 million issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	—	—
Additional paid-in capital	2,224	1,818
Accumulated deficit	(790)	(763)
Accumulated other comprehensive loss	(105)	(120)
Total Maxar stockholders' equity	1,329	935
Noncontrolling interest	1	1
Total stockholders' equity	1,330	936
Total liabilities and stockholders' equity	$4,414	$4,483

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In millions)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows (used in) provided by:
Operating activities:
Net (loss) income	$(25)	$343
Income from operations of discontinued operations, net of tax	—	32
Gain on disposal of discontinued operations, net of tax	—	305
(Loss) income from continuing operations	(25)	6
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	221	274
Stock-based compensation expense	31	24
Amortization of debt issuance costs and other non-cash interest expense	11	12
Gain from remeasurement of Vricon equity interest	—	(85)
Loss from extinguishment of debt	41	7
Cumulative adjustment to SXM-7 revenue	30	—
Impairment loss	—	14
Deferred income tax expense (benefit)	2	(17)
Other	(3)	3
Changes in operating assets and liabilities:
Trade and other receivables	(33)	(3)
Accounts payable and liabilities	(57)	(35)
Contract liabilities	(20)	1
Other	(12)	(20)
Cash provided by operating activities - continuing operations	186	181
Cash used in operating activities - discontinued operations	(1)	(49)
Cash provided by operating activities	185	132
Investing activities:
Purchase of property, plant and equipment and development or purchase of software	(156)	(224)
Acquisition, net of cash acquired	—	(118)
Return of capital from discontinued operations	—	20
Cash used in investing activities - continuing operations	(156)	(322)
Cash provided by investing activities - discontinued operations	—	723
Cash (used in) provided by investing activities	(156)	401
Financing activities:
Repurchase of 2023 Notes, including premium	(384)	(169)
Net proceeds from issuance of common stock	380	—
Net proceeds from issuance of 2027 Notes	—	147
Settlement of securitization liability	(9)	(7)
Repayments of long-term debt	(7)	(523)
Other	(4)	2
Cash used in financing activities - continuing operations	(24)	(550)
Cash used in financing activities - discontinued operations	—	(24)
Cash used in financing activities	(24)	(574)
Increase (decrease) in cash, cash equivalents, and restricted cash	5	(41)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	—	(5)
Cash, cash equivalents, and restricted cash, beginning of year	31	110
Cash, cash equivalents, and restricted cash, end of period	$36	$64

Reconciliation of cash flow information:
Cash and cash equivalents	$36	$60
Restricted cash included in prepaid and other current assets	—	4
Restricted cash included in other non-current assets	—	—
Total cash, cash equivalents, and restricted cash	$36	$64

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In millions)

Three and nine months ended September 30, 2021:

	Common Stock		Additional	Accumulated	Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	Deficit	comprehensive income (loss)	interest	equity
Balance as of December 31, 2020	61.2	$—	$1,818	$(763)	$(120)	$1	$936
Common stock issuance, net of transaction fees	10.0	—	380	—	—	—	380
Common stock issued under employee stock purchase plan	0.1	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.4	—	7	—	—	—	7
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive (loss) income	—	—	—	(84)	6	—	(78)
Balance as of March 31, 2021	71.7	$—	$2,207	$(847)	$(114)	$1	$1,247
Common stock issued under employee stock purchase plan	0.1	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.6	—	2	—	—	—	2
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive income	—	—	—	45	5	—	50
Balance as of June 30, 2021	72.4	$—	$2,211	$(803)	$(109)	$1	$1,300
Common stock issued under employee stock purchase plan	0.1	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.1	—	11	—	—	—	11
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive income	—	—	—	14	4	—	18
Balance as of September 30, 2021	72.6	$—	$2,224	$(790)	$(105)	$1	$1,330

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In millions)

Three and nine months ended September 30, 2020:

	Common Stock		Additional	Accumulated	Accumulated other	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	Deficit	comprehensive income (loss)	interest	equity
Balance as of December 31, 2019	59.9	$—	$1,784	$(1,064)	$41	$1	$762
Common stock issued under employee stock purchase plan	0.2	—	2	—	—	—	2
Equity classified stock-based compensation expense	—	—	4	—	—	—	4
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	(48)	(63)	—	(111)
Balance as of March 31, 2020	60.1	$—	$1,790	$(1,112)	$(22)	$1	$657
Reclassification of equity classified stock-based compensation awards to liability classified	—	—	(2)	—	—	—	(2)
Equity-settled stock-based compensation recovery from disposal of discontinued operations	—	—	(1)	—	—	—	(1)
Common stock issued under employee stock purchase plan	0.2	—	1	—	—	—	1
Equity classified stock-based compensation expense	0.4	—	6	—	—	—	6
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive income (loss)	—	—	—	306	(64)	—	242
Balance as of June 30, 2020	60.7	$—	$1,794	$(807)	$(86)	$1	$902
Common stock issued under employee stock purchase plan	0.2	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.1	—	4	—	—	—	4
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive income	—	—	—	85	7	—	92
Other	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2020	61.0	$—	$1,800	$(723)	$(79)	$—	$998

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

Basis of presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Maxar Technologies Inc., and all consolidated subsidiary entities. The Company’s Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All intercompany balances and transactions are eliminated on consolidation.

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

Recent Accounting Guidance Not Yet Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which together with subsequent amendments is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

reference rates. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company expects that it will elect to apply some of the expedients and exceptions in ASU 2020-04 and subsequent amendments. The Company has completed its preliminary analysis and does not expect that the adoption of ASU 2020-04 and subsequent amendments will have a material impact on the Company's financial statements.

3.	DISCONTINUED OPERATIONS

On April 8, 2020, the Company completed the sale of its former Canadian subsidiary (“MDA Business”) to Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. (“MDA Purchaser”), for an aggregate purchase price of $729 million ($1.0 billion Canadian dollars) (“MDA Transaction”). The Company recognized an after-tax gain on disposal of discontinued operations of $317 million, net of $12 million in taxes, on the MDA Transaction for the year ended December 31, 2020. The operating results and cash flows related to the MDA Business are reflected as discontinued operations in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020. There was no activity within discontinued operations for the three or nine months ended September 30, 2021.

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

Income from discontinued operations, net of tax for the MDA Business in the Unaudited Condensed Consolidated Statement of Operations consists of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020[1]
Revenues:
Product	$—	$44
Service	—	42
Total revenues	—	86
Costs and expenses:
Product costs, excluding depreciation and amortization	—	38
Service costs, excluding depreciation and amortization	—	24
Selling, general and administrative	—	13
Depreciation and amortization	—	4
Impairment loss	—	12
Operating loss	—	(5)
Interest expense, net	—	1
Other income, net[2]	—	(34)
Income before taxes	—	28
Income tax benefit	—	(4)
Income from operations of discontinued operations, net of tax	—	32
Gain on disposal of discontinued operations, net of tax[3]	1	305
Income from discontinued operations, net of tax	$1	$337

[1]	For the nine months ended September 30, 2020, MDA results are presented through April 7, 2020.
[2]	Other income, net includes the $39 million recovery of the previously recorded liability in relation to the Company’s dispute with a customer for the nine months ended September 30, 2020.
[3]

For the three months ended September 30, 2020, the $1 million Gain on disposal of discontinued operations, net of tax, was driven by a reduction of the income tax on the gain on disposal of the MDA Business.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

4.	BUSINESS COMBINATION

The Company did not close any transactions qualifying as business combinations during the nine months ended September 30, 2021.

On July 1, 2020, the Company closed the acquisition of Vricon, Inc. (“Vricon”) by purchasing the remaining 50% ownership interest in Vricon (“Vricon Acquisition”) for $143 million or, excluding Vricon cash on hand of $23 million, for $120 million. Vricon is a global leader in satellite-derived 3D data for defense and intelligence markets, with software and products that enhance 3D mapping, Earth intelligence data, military simulation and training and precision-guided munitions. Vricon was formed as a joint venture between Maxar and Saab AB in 2015 to combine patented Saab AB intellectual property with our commercial satellite imagery to build highly accurate, immersive 3D products at scale. Prior to the closing of the acquisition, Vricon was the Company’s most significant joint venture.

To fund the Vricon Acquisition, the Company issued $150 million in aggregate principal amount of senior secured notes due 2027. See Note 9 for additional details on the issuance of the senior secured notes. As part of the acquisition agreement, Vricon’s stock-based awards vested at the time of the Vricon Acquisition were settled in cash for $26 million. The unvested awards were forfeited.

The Vricon Acquisition was achieved in stages, which required the Company to remeasure its previously held equity interest in Vricon at its acquisition date fair value. As no material control premium was determined to exist, the call option purchase price of $117 million paid in the Vricon Acquisition was used to estimate the fair value of the previously held equity interest. The Company performed a business enterprise valuation to corroborate the resulting total implied purchase consideration. This remeasurement resulted in a gain of approximately $85 million which was recorded in Other (income) expense within the Company’s Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

The operating results of Vricon are included in the Company’s Unaudited Condensed Consolidated Statements of Operations beginning July 1, 2020. Vricon results are consolidated within the Earth Intelligence Segment.

The following table presents unaudited pro forma financial information as if Vricon had been included in the Company’s financial results as of January 1, 2020, through the date of acquisition:

Nine Months Ended
September 30, 2020
Revenues	$1,267
Net income	$342

Purchase Price Allocation

The following table summarizes the fair value of the consideration transferred and the fair values of the major classes of assets acquired and liabilities assumed at the acquisition date. The fair value of the intangible assets acquired has been determined using valuation techniques that require significant judgement, including the amount and timing of future net cash flows and discount rates. During the three months ended March 31, 2021, the Company finalized the purchase price allocation related to the Vricon Acquisition. There were no adjustments from the preliminary purchase price allocation determined as of December 31, 2020.

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

The goodwill of $172 million is attributable primarily to the synergies expected to be achieved from integrating Vricon with the Company’s existing capabilities. Due to the nature of the Vricon Acquisition, the Company did not receive a step-up in tax basis on the fixed assets, intangible assets or goodwill recorded in the purchase price allocation.

5.	TRADE AND OTHER RECEIVABLES, NET

	September 30,	December 31,
	2021	2020
Billed	$161	$181
Unbilled	150	95
Total trade receivables	311	276
Orbital receivables, current portion	49	49
Other	5	3
Allowance for doubtful accounts	—	(1)
Trade and other receivables, net	$365	$327

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

During the first quarter of 2021, the Company reduced its outstanding receivables related to the SXM-7 satellite for the final milestone and expected orbital payments by $15 million and $14 million, respectively. See Note 12 for additional details regarding the adjustment to revenue.

As of September 30, 2021 and December 31, 2020, non-current orbital receivables, net of allowance for expected credit losses were $324 million and $361 million, respectively.

The Company had orbital receivables from 13 customers for which the largest customer’s value represents 21% and 19% of the stated current and non-current balance sheet values as of September 30, 2021 and December 31, 2020, respectively.

The changes in allowance for expected credit losses related to non-current orbital receivables for the nine months ended September 30, 2021, consist of the following:

Orbital Receivables Allowance
Allowance as of December 31, 2020	$(49)
Additions	—
Allowance as of September 30, 2021	$(49)

Securitization liabilities as of September 30, 2021 and December 31, 2020, are as follows:

	September 30,	December 31,
	2021	2020
Current portion	$15	$14
Non-current portion	37	47
Total securitization liabilities	$52	$61

6.	INVENTORY, NET

	September 30,	December 31,
	2021	2020
Raw materials	$38	$22
Work in process	5	9
Total	$43	$31
Inventory reserve	(1)	—
Total inventory, net	$42	$31

7.PROPERTY, PLANT AND EQUIPMENT, NET

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

	September 30,	December 31,
	2021	2020
Satellites	$397	$397
Equipment	218	207
Computer hardware	96	78
Leasehold improvements	83	81
Furniture and fixtures	15	15
Construction in process[1]	622	572
Property, plant and equipment, at cost	1,431	1,350
Accumulated depreciation	(529)	(467)
Property, plant and equipment, net	$902	$883

1Construction in process is primarily related to the construction of the Company’s WorldView-Legion satellites.

Depreciation expense for property, plant and equipment was $23 million and $24 million for the three months ended September 30, 2021 and 2020, respectively, and $67 million and $71 million for the nine months ended September 30, 2021 and 2020, respectively.

8.	INTANGIBLE ASSETS

	September 30, 2021			December 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$615	$(179)	$436	$615	$(146)	$469
Technologies	367	(260)	107	369	(211)	158
Software	366	(155)	211	298	(125)	173
Backlog	129	(104)	25	129	(79)	50
Image library	80	(68)	12	80	(58)	22
Trade names and other	37	(16)	21	38	(15)	23
Intangible assets	$1,594	$(782)	$812	$1,529	$(634)	$895

Amortization expense related to intangible assets was $51 million and $71 million for the three months ended September 30, 2021 and 2020, respectively, and $154 million and $203 million for the nine months ended September 30, 2021 and 2020, respectively.

9.	LONG-TERM DEBT AND INTEREST EXPENSE, NET

	September 30,	December 31,
	2021	2020
Syndicated Credit Facility:
Term Loan B	$1,444	$1,444
2023 Notes	500	850
2027 Notes	150	150
Deferred financing	27	32
Debt discount and issuance costs	(42)	(57)
Obligations under finance leases and other	3	3
Total long-term debt	2,082	2,422
Current portion of long-term debt	(18)	(8)
Non-current portion of long-term debt	$2,064	$2,414

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

The maximum consolidated debt leverage ratios permitted under the Syndicated Credit Facility are 7.50x at the end of each fiscal quarter until the fiscal quarter ending September 30, 2021, 7.25x at the end of each fiscal quarter thereafter until the quarter ending September 30, 2022, 6.25x at the end of each fiscal quarter thereafter until the fiscal quarter ending March 31, 2023, and 5.50x for each fiscal quarter thereafter (subject to a 0.25x reduction in each maximum level upon a disposition of a business line for greater than $500 million).

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of September 30, 2021 and December 31, 2020, the Company had $28 million and $31 million, respectively, of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

On December 2, 2019, the Company issued $1.0 billion in aggregate principal amount of 9.75% Senior Secured Notes due 2023 (“2023 Notes”). The 2023 Notes were offered and sold to qualified institutional buyers in the U.S. pursuant to Rule 144A and outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended. The 2023 Notes were issued at a price of 98% and are recorded as long-term debt in the consolidated financial statements. The 2023 Notes bear interest at the rate of 9.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2020. The 2023 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility.

On June 25, 2020, the Company repurchased $150 million aggregate principal amount of its 2023 Notes using proceeds from the MDA Transaction. The 2023 Notes were repurchased (“2023 Notes Repurchase”) at a price of approximately 112.45% of the principal amount repurchased.

On March 26, 2021, the Company redeemed $350 million aggregate principal amount of its 2023 Notes using a portion of the net proceeds from an underwritten offering of 10 million shares of its common stock (“Offering”). The Company paid premiums of approximately $34 million related to the early redemption. This resulted in a loss on debt extinguishment of $41 million that was recorded in the first quarter of 2021, which is included as part of Interest expense, net within the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021. See Note 11 for additional details on the Offering.

On June 25, 2020, the Company issued $150 million in aggregate principal amount of 7.54% Senior Secured Notes due 2027 (“2027 Notes”). The 2027 Notes were offered and sold to qualified institutional buyers in the U.S. pursuant to Rule 144A and outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended. The 2027 Notes were issued at a price of 98.25% and are recorded as long-term debt in the consolidated financial statements. The 2027 Notes bear interest at the rate of 7.54% per year, payable semi-annually in cash in arrears, for which interest payments commenced December 2020. The 2027 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility and the 2023 Notes.

The Company accounted for the 2027 Notes and 2023 Notes Repurchase as debt modifications. As a result, the 12.45% premium paid on the repurchase of the $150 million aggregate principal amount of 2023 Notes is accounted for as an incremental discount that is amortized over the life of the 2027 Notes. Separately, the previously incurred unamortized debt discount and debt issuance costs are amortized over the remaining life of the outstanding 2023 Notes.

Interest expense, net on long-term debt and other obligations is as follows:

Three Months Ended September 30,	Nine Months Ended September 30,

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

	2021	2020	2021	2020
Interest on long-term debt	$33	$44	$110	$146
Loss on debt extinguishment	—	—	41	7
Interest on orbital securitization liability	1	1	3	4
Imputed interest and other	1	2	2	2
Interest expense on advance payments from customers	—	—	—	3
Capitalized interest	(10)	(11)	(29)	(29)
Interest expense, net	$25	$36	$127	$133

10.	FINANCIAL INSTRUMENTS AND FAIR VALUE DISCLOSURES

Factors used in determining the fair value of financial assets and liabilities are summarized into three categories in accordance with Accounting Standards Codification 820 - Fair Value Measurements:

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

	Recurring Fair Value Measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$1	$—	$1
	$—	$1	$—	$1
Liabilities
Interest rate swaps	$—	$8	$—	$8
Long-term debt[1]	—	2,138	—	2,138
	$—	$2,146	$—	$2,146

	Recurring Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$20	$—	$20
Long-term debt[1]	—	2,556	—	2,556
	$—	$2,576	$—	$2,576

[1]

Long-term debt excludes finance leases, borrowings under the Revolving Credit Facility, deferred financing and other and is carried at amortized cost. The outstanding carrying value was $2,052 million and $2,387 million at September 30, 2021 and December 31, 2020, respectively. The carrying value of borrowings under the Revolving Credit Facility approximates their fair value.

In April 2021, $500 million of the Company’s interest rate swaps matured. On June 15, 2021, the Company entered into interest rate swaps at a notional value of $500 million. In total, an aggregate amount of $1.0 billion of the Company’s

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

variable rate long-term debt is fixed at an average rate of 1.43% (excluding the margin specified in the Syndicated Credit Facility). In both April 2022 and June 2023, the Company will have interest rate swap maturities of $500 million.

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

There were no transfers into or out of each of the levels of the fair value hierarchy during the periods ended September 30, 2021 and December 31, 2020.

11.	STOCKHOLDERS’ EQUITY

On March 22, 2021, the Company completed the Offering of 10 million shares of common stock at a public offering price of $40 per share. The Company received proceeds of $380 million, net of $20 million of transaction fees.

As of December 31, 2020, the Company had 2.4 million shares authorized and no shares outstanding of the Series A Preferred Stock. On May 17, 2021, the Company filed a Certificate of Elimination of Series A Junior Participating Preferred Stock with the Delaware Secretary of State, thereby removing the Certificate of Designations of the Series A Preferred Stock from the Company’s Amended and Restated Certificate of Incorporation. Therefore, as of September 30, 2021, the Company had no shares authorized and no shares outstanding of the Series A Preferred Stock.

Changes in the components of Accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments	Unrealized Loss on Interest Rate Swaps	Loss on Pension and Other Postretirement Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$1	$(20)	$(101)	$(120)
Other comprehensive (loss) income	(1)	6	1	6
Tax benefit (expense)	—	—	—	—
Balance as of March 31, 2021	$—	$(14)	$(100)	$(114)
Other comprehensive income	—	4	1	5
Tax benefit (expense)	—	—	—	—
Balance as of June 30, 2021	$—	$(10)	$(99)	$(109)
Other comprehensive income	—	3	1	4
Tax benefit (expense)	—	—	—	—
Balance as of September 30, 2021	$—	$(7)	$(98)	$(105)

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

12.	REVENUES

On September 30, 2021, the Company had $2.1 billion of remaining performance obligations, which represents the transaction price of firm orders less inception-to-date revenues recognized. Remaining performance obligations generally exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenues relating to existing performance obligations of approximately $0.4 billion, $1.1 billion and $0.6 billion for the remaining three months ended December 31, 2021, the year ending December 31, 2022 and thereafter, respectively.

Contract liabilities by segment are as follows:

As of September 30, 2021	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$34	$225	$259

As of December 31, 2020	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$45	$234	$279

The decrease in contract liabilities is primarily due to revenues recognized based upon the satisfaction of performance obligations on commercial contracts in both the Earth Intelligence and Space Infrastructure segments. The Company did not have a balance for non-current contract liabilities at September 30, 2021. The Company had $1 million of non-current contract liabilities at December 31, 2020. Non-current contract liabilities are included in Other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company’s primary sources of revenues are as follows:

Three Months Ended September 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$166	$—	$166
Service revenues	271	—	—	271
Intersegment	—	14	(14)	—
	$271	$180	$(14)	$437

Three Months Ended September 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$161	$—	$161
Service revenues	274	1	—	275
Intersegment	—	19	(19)	—
	$274	$181	$(19)	$436

Nine Months Ended September 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$498	$—	$498
Service revenues	804	—	—	804
Intersegment	—	43	(43)	—
	$804	$541	$(43)	$1,302

Nine Months Ended September 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$425	$—	$425
Service revenues	823	8	—	831
Intersegment	—	64	(64)	—
	$823	$497	$(64)	$1,256

Certain of the Company’s contracts with customers in the Space Infrastructure segment include a significant financing component since payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital interest revenue of $6 million and $20 million for the three and nine months ended September 30, 2021, respectively, as compared to $8 million and $22 million for the three and nine months ended September 30, 2020, related to these contracts, which is included in product revenues.

Revenue in the Space Infrastructure segment is primarily generated from long-term construction contracts. Due to the long-term nature of these contracts, the Company generally recognizes revenue over time using the cost-to-cost method of accounting to measure progress. Under the cost-to-cost method of accounting, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). Revenue recognition is also contingent on estimated contractual consideration. An EAC includes all direct costs and indirect costs directly attributable to a program or allocable based on program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes to an EAC or estimated contractual consideration are recorded as a cumulative adjustment to revenue.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company recognized a cumulative adjustment to revenue of $5 million and $30 million for the three and nine months ended September 30, 2021, respectively, related to the Sirius XM contract with Sirius XM Holdings Inc. (“Sirius XM”). This resulted primarily from adjusting the EAC transaction price for the amount of the final milestone and expected orbital payments from Sirius XM due to the non-performance of the SXM-7 satellite and other adjustments. In addition to the cumulative adjustment recognized for the nine months ended September 30, 2021, incremental costs of $3 million were incurred related to the SXM-7 recovery efforts during the first quarter of 2021. See Note 5 for additional details regarding the adjustment to trade and other receivables.

The Company did not incur COVID-19 related EAC growth during the three and nine months ended September 30, 2021, compared to $3 million and $27 million of COVID-19 related EAC growth incurred for the three and nine months ended September 30, 2020, respectively.

The Company has certain programs in the Space Infrastructure segment which contain significant development efforts that have experienced delays and cost growth primarily due to the complexity of the programs resulting in an overall loss position. The Company recorded $3 million and $26 million in EAC adjustments on loss contracts during the three and nine months ended September 30, 2021, respectively. The Company recorded $6 million and $42 million in EAC adjustments on a commercial satellite loss contract which included significant development efforts further delayed by COVID-19 for the three and nine months ended September 30, 2020, respectively.

Revenues based on the geographic location of customers are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$363	$358	$1,058	$1,016
Asia	25	25	67	75
Australia	9	9	57	26
Europe	18	25	54	67
Middle East	13	12	40	38
South America	6	4	13	19
Other	3	3	13	15
Total revenues	$437	$436	$1,302	$1,256

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Revenues from significant customers are as follows:

Three Months Ended September 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$174	$51	$—	$225
Commercial and other	97	129	(14)	212
Total revenues	$271	$180	$(14)	$437

Three Months Ended September 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$198	$69	$—	$267
Commercial and other	76	112	(19)	169
Total revenues	$274	$181	$(19)	$436

Nine Months Ended September 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$525	$178	$—	$703
Commercial and other	279	363	(43)	599
Total revenues	$804	$541	$(43)	$1,302

Nine Months Ended September 30, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$600	$208	$—	$808
Commercial and other	223	289	(64)	448
Total revenues	$823	$497	$(64)	$1,256

The Company had revenues from a commercial customer in the Space Infrastructure segment that represented 18% and 19% of total revenues for the three and nine months ended September 30, 2021, respectively. The revenues from this commercial customer in the Space Infrastructure segment were less than 10% of the Company’s total revenues for the three and nine months ended September 30, 2020.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The following table summarizes the operating performance of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Revenues:
Earth Intelligence	$271	$274	$804	$823
Space Infrastructure	180	181	541	497
Intersegment eliminations	(14)	(19)	(43)	(64)
Total revenues	$437	$436	$1,302	$1,256

Adjusted EBITDA:
Earth Intelligence	$124	$128	$362	$407
Space Infrastructure	14	12	29	(16)
Intersegment eliminations	(5)	(7)	(17)	(21)
Corporate and other expenses	(20)	(21)	(62)	(43)
Transaction and integration related expense	(1)	(2)	(1)	(6)
Impairment loss	—	—	—	(14)
Reduction of gain on sale leaseback	—	(4)	—	(4)
Gain on remeasurement of Vricon equity interest [1]	—	85	—	85
Depreciation and amortization	(74)	(95)	(221)	(274)
Interest expense, net	(25)	(36)	(127)	(133)
Interest income [2]	1	2	2	3
Equity in income from joint ventures, net of tax	—	—	—	(1)
Income (loss) from continuing operations before taxes	$14	$62	$(35)	$(17)

1 As a result of the Vricon Acquisition, the Company was required to remeasure its previously held equity interest in Vricon at its acquisition date fair value which resulted in a gain of $85 million for the three and nine months ended September 30, 2020. The gain is included in Other (income) expense, net on the Unaudited Condensed Consolidated Statements of Operations.

[2]	Included in Other income, net on the Unaudited Condensed Consolidated Statements of Operations.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

The Company’s capital expenditures are as follows:

Three Months Ended September 30, 2021	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$19	$3	$5	$27
Intangible assets	22	—	2	24
	$41	$3	$7	$51

Three Months Ended September 30, 2020	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$53	$6	$11	$70
Intangible assets	23	—	3	26
	$76	$6	$14	$96

Nine Months Ended September 30, 2021	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$47	$11	$26	$84
Intangible assets	64	—	8	72
	$111	$11	$34	$156

Nine Months Ended September 30, 2020	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$115	$14	$29	$158
Intangible assets	59	—	7	66
	$174	$14	$36	$224

Substantially all of the Company’s long-lived tangible assets were in the United States as of September 30, 2021 and December 31, 2020.

14.	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit income for the Company’s pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest cost	$3	$4	$10	$13
Expected return on plan assets	(7)	(7)	(21)	(20)
Amortization of net loss	1	—	4	1
Expenses paid	1	1	2	2
Net periodic benefit income	$(2)	$(2)	$(5)	$(4)

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

Contributions

The funding policy for the Company’s pension plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. In December 2020, the Company prefunded approximately $16 million to its qualified pension plan. Due to the December 2020 prefunding, there are no required contributions for the Company’s qualified pension plan for the year ending December 31, 2021.

15.	INCOME TAXES

For the three months ended September 30, 2021 and 2020, the effective tax rate on pre-tax income from continuing operations was 0% and (35.5)%, respectively. For the nine months ended September 30, 2021 and 2020, the effective tax rate on pre-tax loss from continuing operations was 28.6% and 129.4%, respectively. The effective tax rates for the three and nine months ended September 30, 2021 and 2020 differ from the statutory U.S. federal income tax rate of 21.0% primarily due to the release of a $17 million valuation allowance related to the deferred tax liability recorded in connection with the Vricon Acquisition on July 1, 2020, a change in the estimated 2020 Base Erosion and Anti-Abuse Tax driven by a change in tax strategy enabled by a reduction in forecasted interest expense, estimated permanent differences, tax on foreign earnings and changes in valuation allowance. The Company does not anticipate a significant change to the Company’s gross unrecognized tax benefits within the next 12 months.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

16.	NET INCOME (LOSS) PER COMMON SHARE

The following table includes the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Income (loss) from continuing operations	$14	$84	$(25)	$6
Income from discontinued operations, net of tax	—	1	—	337
Net income (loss)	$14	$85	$(25)	$343

Weighted average number of common shares outstanding-basic	72.6	61.0	69.9	60.6
Weighted dilutive effect of equity awards	2.1	2.4	—	1.9
Weighted average number of common shares outstanding-diluted	74.7	63.4	69.9	62.5

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.19	$1.38	$(0.36)	$0.10
Income from discontinued operations, net of tax	—	0.02	—	5.56
Basic net income (loss) per common share	$0.19	$1.40	$(0.36)	$5.66

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.19	$1.32	$(0.36)	$0.10
Income from discontinued operations, net of tax	—	0.02	—	5.39
Diluted net income (loss) per common share	$0.19	$1.34	$(0.36)	$5.49

The weighted average number of common shares outstanding for the three and nine months ended September 30, 2021 includes 10 million shares of the Company’s common stock issued in connection with the Offering completed on March 22, 2021. See Note 11 for further details.

For the three months ended September 30, 2021 and 2020, approximately 2 million and 1 million awards, respectively, and for the nine months ended September, 30 2021 and 2020, approximately 4 million and 1 million awards, respectively, were excluded from the diluted weighted average number of ordinary common shares outstanding calculation because their effect would have been anti-dilutive.

17.	COMMITMENTS AND CONTINGENCIES

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

Risks and uncertainties related to COVID-19

The near and long-term impacts of the current pandemic on the cost and schedule of the numerous programs in the Company’s existing backlog and the timing of new awards remain uncertain. The Company is observing stress in its supplier base inside and outside the U.S. and will continue to monitor and assess the actual and potential COVID-19 impacts on employees, customers, suppliers and the productivity of the work being done, all of which to some extent will affect revenues, estimated costs to complete projects, earnings and cash flow. The Company has received some force majeure claims from suppliers related to COVID-19; however, at this time the Company does not expect the claims to result in a material financial impact.

In many instances, COVID-19 represents a force majeure event and as such, the Company has notified certain customers that it will be exercising its legal rights, and in some instances the Company has made claims exercising such rights, given the uncertain nature of the current pandemic and the near and long-term impacts on the cost and schedule of the numerous programs in the existing backlog.

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

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al., No. I9CV35070 in the Superior Court of the State of California, County of Santa Clara, naming Maxar, and certain members of management and the board of directors as defendants. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Company’s June 2, 2017 Registration Statement and Prospectus (“Offering Materials”) filed in anticipation of its October 5, 2017 merger with DigitalGlobe, Inc. (the “DigitalGlobe Merger”). On April 30, 2020, the plaintiff filed an amended complaint alleging the same causes of action against the same set of defendants as set forth in his original complaint. The lawsuit is based upon many of the same underlying factual allegations as the Colorado Action. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. On January 24, 2021, the court granted in part, and denied in part, defendants’ motion to dismiss. On August 20, 2021, the court certified a class consisting of investors who acquired Maxar stock in exchange for DigitalGlobe stock pursuant to the Offering Materials issued in connection with the DigitalGlobe Merger. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions of United States dollars, except per share amounts)

On September 15, 2021, a derivative action was filed against Maxar and certain current and former members of management and the board of directors in the Court of Chancery of the State of Delaware, captioned as Egan, on behalf of Maxar Technologies, Inc., v. Lance et al., C.A. No. 2021-0796-PAF. The complaint concerns the same factual allegations as asserted in the Colorado Action.

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

18.	SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$88	$127
Income tax refunds	13	—
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	13	13

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

RECENT DEVELOPMENTS

Common stock offering

On March 22, 2021, we completed an underwritten public offering of 10 million shares of our common stock at a public offering price of $40 per share (“Offering”). We received proceeds of $380 million, net of $20 million of transaction fees. The underwriters did not exercise the option to purchase an additional 1.5 million shares of our common stock prior to the expiration of the option.

On March 26, 2021, we redeemed $350 million aggregate principal amount of our 9.75% Senior Secured Notes due 2023 (“2023 Notes”) using a portion of the net proceeds from the Offering. Additionally, we paid premiums of approximately $34 million related to the early redemption.

COVID-19 operational posture and current impact

We continue to monitor and adapt our pandemic crisis response plan, while maintaining a focus on the protection of the health and safety of our employees, families, customers and communities. All our locations continue to operate through a combination of work from home and personnel working on-site, though in some cases capacity utilization and productivity are below normalized levels. We are observing stress in our supplier base inside and outside the U.S. and will continue to monitor and assess the actual and potential COVID-19 impacts on employees, customers, suppliers and the productivity of the work being done, all of which to some extent will affect revenues, estimated costs to complete projects, earnings and cash flow. Our results of operations for the three and nine months ended September 30, 2021, were not materially impacted by COVID-19.

We are in the process of complying with the September 9, 2021 Presidential Executive Order on “Ensuring Adequate COVID Safety Protocols for Federal Contractors” which requires federal contractors and subcontractors to comply with COVID-19 safety protocols, including a requirement that U.S. based employees be fully vaccinated against COVID-19 by December 8, 2021. Exceptions to the federal vaccine requirement will be limited to team members who are legally entitled to a medical or religious exemption that can be reasonably accommodated. All U.S. Maxar employees who do not qualify for an exemption and accommodation are required to comply with the requirements, including our remote employees. While we expect employee submission of proof of vaccination to continue through December 8, 2021, to date, we have received evidence that approximately 92% of our U.S. based employees have been vaccinated. It is uncertain to what extent compliance with the vaccine mandate may result in employee turnover for us or our suppliers. If turnover is significant, our operations and ability to execute on our contracts could be adversely affected. We will continue to monitor and comply with any potential changes to COVID-19 government requirements.

WorldView Legion satellites update

We encountered certain issues with component suppliers and subsystems (including software, integration and testing) related to our WorldView Legion satellites, which led to delays from our expected timetable. We have resolved some of the supplier issues and continue to make progress on the other issues identified. We currently expect the first launch timeframe of our WorldView Legion satellites to be between March and June of 2022. We continue to expect the remainder of the WorldView Legion satellites to launch three to six months after the first.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Revenues:
Product	$166	$161	$5	3%	$498	$425	$73	17%
Service	271	275	(4)	(1)	804	831	(27)	(3)
Total revenues	437	436	1	0	$1,302	$1,256	$46	4%
Costs and expenses:
Product costs, excluding depreciation and amortization	144	145	(1)	(1)	448	434	14	3
Service costs, excluding depreciation and amortization	93	95	(2)	(2)	286	275	11	4
Selling, general and administrative	89	90	(1)	(1)	261	237	24	10
Depreciation and amortization	74	95	(21)	(22)	221	274	(53)	(19)
Impairment loss	—	—	—	*	—	14	(14)	(100)
Reduction of gain on sale leaseback	—	4	(4)	(100)	—	4	(4)	(100)
Operating income	$37	$7	$30	* %	$86	$18	$68	* %
Interest expense, net	25	36	(11)	(31)	127	133	(6)	(5)
Other income, net	(2)	(91)	89	(98)	(6)	(98)	92	(94)
Income (loss) before taxes	$14	$62	$(48)	(77)%	$(35)	$(17)	$(18)	106%
Income tax benefit	—	(22)	22	(100)	(10)	(22)	12	(55)
Equity in income from joint ventures, net of tax	—	—	—	*	—	(1)	1	(100)
Income (loss) from continuing operations	14	84	(70)	(83)	$(25)	$6	$(31)	*
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	—	—	*	—	32	(32)	(100)
Gain on disposal of discontinued operations, net of tax	—	1	(1)	(100)	—	305	(305)	(100)
Income from discontinued operations, net of tax	—	1	(1)	(100)	—	337	(337)	(100)
Net income (loss)	$14	$85	$(71)	(84)%	$(25)	$343	$(368)	(107)%

* Not meaningful.

Product and service revenues

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Product revenues	$166	$161	$5	3%	$498	$425	$73	17%
Service revenues	271	275	(4)	(1)	804	831	(27)	(3)
Total revenues	$437	$436	$1	0%	$1,302	$1,256	$46	4%

Total revenues remained relatively unchanged as they increased to $437 million from $436 million, or by $1 million, for the three months ended September 30, 2021, compared to the same period of 2020. Revenue in our Earth Intelligence segment was inclusive of a $20 million decrease in the recognition of deferred revenue related to the EnhancedView Contract.

Total revenues increased to $1,302 million from $1,256 million, or by $46 million, for the nine months ended September 30, 2021, compared to the same period of 2020. The increase was primarily driven by an increase in revenue in the Space Infrastructure segment. The increase was partially offset by a decrease in revenue in our Earth Intelligence segment inclusive of an $80 million decrease in the recognition of deferred revenue related to the EnhancedView Contract.

Further discussion of the drivers behind changes in revenues is included within the “Results by Segment” section below.

See Note 12, “Revenue” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for product and service revenue by segment.

Product and service costs

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Product costs, excluding depreciation and amortization	$144	$145	$(1)	(1)%	$448	$434	$14	3%
Service costs, excluding depreciation and amortization	93	95	(2)	(2)	286	275	11	4
Total costs	$237	$240	$(3)	(1)%	$734	$709	$25	4%

Total costs of product and services decreased to $237 million from $240 million, or by $3 million, for the three months ended September 30, 2021, compared to the same period of 2020. The decrease in costs was primarily driven by a decrease in service costs within our Earth Intelligence segment and a decrease in product costs within our Space Infrastructure segment.

Total costs of product and services increased to $734 million from $709 million, or by $25 million, for the nine months ended September 30, 2021, compared to the same period of 2020. The increase in costs was driven by an increase in product costs within our Space Infrastructure segment and an increase in service costs within our Earth Intelligence segment.

Selling, general and administrative

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Selling, general and administrative	$89	$90	$(1)	(1)%	$261	$237	$24	10%

Selling, general and administrative costs remained relatively unchanged as they decreased to $89 million from $90 million, or by $1 million, for the three months ended September 30, 2021, compared to the same period of 2020.

Selling, general and administrative costs increased to $261 million from $237 million, or by $24 million, for the nine months ended September 30, 2021, compared to the same period of 2020. The increase was primarily due to an increase in labor related expenses of $13 million, an increase in stock-based compensation expense of $7 million and an increase in other expenses of $4 million. The increase in labor related expenses was primarily driven by an increase in headcount and employee compensation. Stock-based compensation expense increased primarily due to a higher stock price which increased the fair market value of equity awards granted in addition to the incremental expense related to liability classified awards for the nine months ended September 30, 2021.

Depreciation and amortization

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Property, plant and equipment	$23	$24	$(1)	(4)%	$67	$71	$(4)	(6)%
Intangible assets	51	71	(20)	(28)	154	203	(49)	(24)
Depreciation and amortization expense	$74	$95	$(21)	(22)%	$221	$274	$(53)	(19)%

Depreciation and amortization expense decreased to $74 million from $95 million, or by $21 million, for the three months ended September 30, 2021, compared to the same period of 2020. The decrease was primarily driven by a decrease in amortization expense for backlog acquired as part of the acquisition of DigitalGlobe, Inc. on October 5, 2017. We recognized a full quarter of amortization expense for the three months ended September 30, 2020, compared to none for the three months ended September 30, 2021, as all of the U.S. government acquired backlog was fully amortized as of October 2020.

Depreciation and amortization expense decreased to $221 million from $274 million, or by $53 million, for the nine months ended September 30, 2021, compared to the same period of 2020. The decrease was primarily driven by a decrease in amortization expense for backlog acquired as part of the acquisition of DigitalGlobe, Inc. on October 5, 2017. We recognized three full quarters of amortization expense for the nine months ended September 30, 2020, compared to none for the nine months ended September 30, 2021, as all of the U.S. government acquired backlog was fully amortized as of October 2020. The decrease was also driven by a decrease in depreciation expense related to the extension of the useful lives of two satellites in the fourth quarter of 2020. These decreases were partially offset by the inclusion of three quarters of depreciation and amortization expense from property, plant and equipment and intangible assets acquired as part of Vricon, Inc. (“Vricon Acquisition”) on July 1, 2020, compared to one quarter of expense in the same period of 2020.

Impairment loss

	Three Months Ended September 30,		$	%		Nine Months Ended September 30,		$	%
	2021	2020	Change	Change		2021	2020	Change	Change
($ millions)
Impairment loss	$—	$—	$—	*	%	$—	$14	$(14)	(100)%

* Not meaningful.

There were no impairment losses recorded for the three or nine months ended September 30, 2021. For the nine months ended September 30, 2020, the impairment loss of $14 million related to our orbital receivables. This impairment loss was primarily due to a decrease in credit ratings associated with our largest orbital customer. There were no impairment losses recorded for the three months ended September 30, 2020.

Reduction of gain on sale leaseback

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Reduction of gain on sale leaseback	$—	$4	$(4)	(100)%	$—	$4	$(4)	(100)%

There were no reductions of the gain on sale leaseback during the three or nine months ended September 30, 2021.

During the three and nine months ended September 30, 2020, we recognized a $4 million reduction in the gain on our sale and subsequent leaseback of our owned properties in Palo Alto, California due to the extension of our lease term on one of the properties. The sale and subsequent leaseback occurred on December 10, 2019 and resulted in a gain on the sale of properties of $136 million.

Interest expense, net

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Interest expense:
Interest on long-term debt	$33	$44	$(11)	(25)%	$110	$146	$(36)	(25)%
Loss on debt extinguishment	—	—	—	*	41	7	34	*
Interest on orbital securitization liability	1	1	—	—	3	4	(1)	(25)
Imputed interest and other	1	2	(1)	(50)	2	2	—	—
Interest expense on advance payments from customers[1]	—	—	—	*	—	3	(3)	(100)
Capitalized interest	(10)	(11)	1	(9)	(29)	(29)	—	—
Interest expense, net	$25	$36	$(11)	(31)%	$127	$133	$(6)	(5)%

* Not meaningful.

[1]

Under the EnhancedView Follow-On agreement (“EnhancedView Contract”), we received advanced payments from the U.S. government during the construction phase of the WorldView-1 satellite, which was more than one year before capacity was made available to them. The effect of imputing interest on these advanced payments was to increase contract liabilities with an offsetting charge to interest expense. As capacity was provided to the customer, revenue was recognized and the contract liabilities balance decreased. The remaining revenue was fully recognized as of August 31, 2020.

Interest expense, net decreased to $25 million from $36 million, or by $11 million, for the three months ended September 30, 2021, compared to the same period in 2020. The decrease was primarily driven by an $11 million decrease in interest on long-term debt primarily due to a lower principal balance on the 2023 Notes due to a partial redemption of the 2023 Notes in the first quarter of 2021.

Interest expense, net decreased to $127 million from $133 million, or by $6 million, for the nine months ended September 30, 2021, compared to the same period in 2020. The decrease was primarily due to a $36 million decrease in interest on long-term debt primarily driven by lower principal balances on the 2023 Notes and Term Loan B due to a repurchase of a portion of the 2023 Notes in the second quarter of 2020, a partial redemption of the 2023 Notes in the first quarter of 2021 and a repayment made on Term Loan B in the second quarter of 2020. There was also a decrease in interest expense on advance payments from customers of $3 million. These decreases were partially offset by a $41 million loss on debt extinguishment from the partial redemption of our 2023 Notes using proceeds from the Offering for the nine months ended September 30, 2021, compared to a $7 million loss on debt extinguishment for the same period in 2020.

Other income, net

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Other income, net	$(2)	$(91)	$89	(98)%	$(6)	$(98)	$92	(94)%

Other income, net decreased to $2 million from $91 million, or by $89 million, for the three months ended September 30, 2021, compared to the same period in 2020. The decrease was primarily driven by a gain of $85 million recorded as a result of the remeasurement of our previously held equity interest in Vricon due to the Vricon Acquisition for the three months ended September 30, 2020.

Other income, net decreased to $6 million from $98 million, or by $92 million, for the nine months ended September 30, 2021, compared to the same period in 2020. The decrease was primarily driven by a gain of $85 million recorded as a result of the remeasurement of our previously held equity interest in Vricon due to the Vricon Acquisition for the nine months ended September 30, 2020. In addition, this decrease was driven by a $2 million foreign exchange loss for the nine months ended September 30, 2021 compared to a $4 million foreign exchange gain for the nine months ended September 30, 2020.

Income tax benefit

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Income tax benefit	$—	$(22)	$22	(100)%	$(10)	$(22)	$12	(55)%

Income tax benefit changed to $0 million from $22 million, or by $22 million, for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to the release of a $17 million valuation allowance related to the deferred tax liability recorded in connection with the Vricon Acquisition on July 1, 2020 and the reversal of the federal Base Erosion and Anti-Abuse Tax (“BEAT”) estimated at December 31, 2019.

Income tax benefit changed to $10 million from $22 million, or by $12 million, for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to the release of a $17 million valuation allowance related to the deferred tax liability recorded in connection with the Vricon Acquisition on July 1, 2020, the reversal of the BEAT estimated at December 31, 2019 and tax on foreign earnings. The change was partially offset by a change in the estimated 2020 BEAT driven by a change in tax strategy enabled by a reduction in forecasted interest expense.

During all comparative quarters, we have a valuation allowance recorded for the U.S. deferred tax assets that are more-than-likely to not be recognized. In computing income tax benefit for the nine months ended September 30, 2021 and September 30, 2020, we applied the estimated annual effective tax rate to the pre-tax income (loss) and adjusted the valuation allowance accordingly.

Discontinued operations

	Three Months Ended September 30,		$	%		Nine Months Ended September 30,		$	%
	2021	2020	Change	Change		2021	2020	Change	Change
($ millions)
Discontinued operations:
Income from operations of discontinued operations, net of tax	$—	$—	$—	*	%	$—	$32	$(32)	(100)%
Gain on disposal of discontinued operations, net of tax	—	1	—	—		—	305	(305)	(100)
Income from discontinued operations, net of tax	$—	$1	$—	—%		$—	$337	$(337)	(100)%

* Not meaningful.

There was no income from discontinued operations, net of tax for the three or nine months ended September 30, 2021 as the sale of our former Canadian subsidiary (the “MDA Business”) was completed in the second quarter of 2020.

There was $1 million in income from discontinued operations, net of tax for the three months ended September 30, 2020, driven by a reduction of the tax on the gain on disposal of the MDA Business.

There was $337 million in income from discontinued operations, net of tax for the nine months ended September 30, 2020, primarily due to the $305 million after-tax gain on disposal of the MDA Business. Income from discontinued operations, net of tax was also impacted by a $39 million recovery of a previously recorded liability in relation to the Company’s dispute with a Ukrainian customer. The recovery was partially offset by decreases in program margins driven by our estimated total costs-at-completion (“EAC”) growth and lower volumes and an impairment loss of $12 million related to the investment by the MDA Business in a privately held company.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on two reportable segments: Earth Intelligence and Space Infrastructure. Intrasegment transactions have been eliminated from the segmented financial information discussed below.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Revenues:
Earth Intelligence	$271	$274	$(3)	(1)%	$804	$823	$(19)	(2)%
Space Infrastructure	180	181	(1)	(1)	541	497	44	9
Intersegment eliminations	(14)	(19)	5	(26)	(43)	(64)	21	(33)
Total revenues	$437	$436	$1	0%	$1,302	$1,256	$46	4%

Adjusted EBITDA:
Earth Intelligence	$124	$128	$(4)	(3)%	$362	$407	$(45)	(11)%
Space Infrastructure	14	12	2	17	29	(16)	45	*
Intersegment eliminations	(5)	(7)	2	(29)	(17)	(21)	4	(19)
Corporate and other expenses	(20)	(21)	1	(5)	(62)	(43)	(19)	44
Total Adjusted EBITDA	$113	$112	$1	1%	$312	$327	$(15)	(5)%

* Not meaningful.

See also Note 13, “Segment Information” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” in this Quarterly Report on Form 10-Q for additional information about how we use Adjusted EBITDA to measure the performance of each of our segments. In addition, Total Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA disclosures.

Earth Intelligence

The following table provides selected financial information for the Earth Intelligence segment.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Total revenues	$271	$274	$(3)	(1)%	$804	$823	$(19)	(2)%

Adjusted EBITDA	$124	$128	$(4)	(3)%	$362	$407	$(45)	(11)%
Adjusted EBITDA margin (as a % of total revenues)	45.8%	46.7%			45.0%	49.5%

Revenues from the Earth Intelligence segment decreased to $271 million from $274 million, or by $3 million, for the three months ended September 30, 2021, compared to the same period in 2020. The decrease was primarily driven by a $20 million decrease in the recognition of deferred revenue related to the EnhancedView Contract and a $6 million decrease in revenues from U.S. government contracts. We recognized $20 million of deferred revenue from the EnhancedView Contract for the three months ended September 30, 2020, compared to none for the three months ended September 30, 2021, as it was fully recognized as of August 31, 2020. The decrease was partially offset by a $20 million increase in commercial programs primarily driven by the expansion of contracts with existing customers and a $4 million increase in revenue from international defense and intelligence customers.

Revenues from the Earth Intelligence segment decreased to $804 million from $823 million, or by $19 million, for the nine months ended September 30, 2021, compared to the same period in 2020. The decrease was primarily driven by a $80 million decrease in the recognition of deferred revenue related to the EnhancedView Contract. We recognized $80 million of deferred revenue from the EnhancedView Contract for the nine months ended September 30, 2020, compared to none for the nine months ended September 30, 2021, as it was fully recognized as of August 31, 2020. The decrease was partially offset by a $32 million increase in revenue from international defense and intelligence customers and a $30 million increase in new and expanded commercial programs. Revenue from the U.S. government remained relatively unchanged for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Adjusted EBITDA decreased to $124 million from $128 million, or by $4 million, for the three months ended September 30, 2021, as compared to the same period of 2020. The decrease was primarily driven by a decrease in the recognition of deferred revenue related to the EnhancedView Contract as mentioned above. The decrease was also driven by an increase in service costs for the three months ended September 30, 2021, as compared to the same period of 2020. These decreases were partially offset by the expansion of contracts with existing commercial and international defense and intelligence customers contributing to positive program margin growth.

Adjusted EBITDA decreased to $362 million from $407 million, or by $45 million, for the nine months ended September 30, 2021, as compared to the same period of 2020. The decrease was primarily driven by a decrease in the recognition of deferred revenue related to the EnhancedView Contract as mentioned above. These decreases were partially offset by the expansion of contracts with existing commercial and international defense and intelligence customers contributing to positive program margin growth.

Space Infrastructure

The following table provides selected financial information for the Space Infrastructure segment.

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
($ millions)
Total revenues	$180	$181	$(1)	(1)%	$541	$497	$44	9%

Adjusted EBITDA	$14	$12	$2	17	$29	$(16)	$45	*	%
Adjusted EBITDA margin (as a % of total revenues)	7.8%	6.6%			5.4%	(3.2)%

* Not meaningful.

Changes in revenues from year to year are influenced by the size, timing and number of satellite contracts awarded in the current and preceding years and the length of the construction period for satellite contracts awarded. Revenues on satellite contracts are recognized using the cost-to-cost method of accounting to determine the percentage of completion over the construction period, which typically ranges between 20 to 36 months, and up to 48 months in certain situations. Adjusted EBITDA margins can vary from quarter to quarter due to the mix of our revenues and changes in our EACs as our risks are retired and as our EACs are increased or decreased based on contract performance. Adjusted EBITDA margins are also impacted by estimated contractual consideration.

Revenues from the Space Infrastructure segment decreased to $180 million from $181 million, or by $1 million, for the three months ended September 30, 2021, compared to the same period in 2020. Revenues decreased primarily as a result of a $16 million decrease in revenues from U.S. government contracts. The decrease is partially offset by an increase in revenues from commercial programs of $14 million due to higher volumes related to new programs and lower EAC growth for the three months ended September 30, 2021.

Revenues from the Space Infrastructure segment increased to $541 million from $497 million, or by $44 million, for the nine months ended September 30, 2021, compared to the same period in 2020. Revenues increased primarily as a result of an increase in revenues from commercial programs of $92 million due to higher volumes related to new programs and lower EAC growth primarily due to no COVID-19 program impacts for the nine months ended September 30, 2021. Revenues were negatively impacted by a $19 million decrease year over year related to our contract with Sirius XM Holdings Inc. (“Sirius XM”). The nine months ended September 30, 2021, included a $30 million cumulative adjustment to revenue primarily related to the loss of final milestone and expected orbital payments from Sirius XM due to the non-performance of the SXM-7 satellite and other adjustments that were recorded in 2021. After exhausting efforts to fully recover the satellite and further discussions with Sirius XM, in April 2021, we made the determination to record the cumulative adjustment to revenue. In addition, there were $3 million of costs incurred in the first quarter related to attempts to repair and fully recover the SXM-7 satellite. The aggregate impact for the nine months ended September 30, 2021, was $33 million which compares favorably to the previously disclosed potential exposure of $38 million. The $33 million decrease was partially offset by the non-reoccurrence of a $14 million adjustment to revenue due to the identification of a design anomaly on the commercial satellite program, which was recorded for the nine months ended September 30, 2020. In addition, the total increase in revenues from the Space Infrastructure segment was partially offset by a $30 million decrease in revenues from U.S. government contracts.

Adjusted EBITDA increased to $14 million from $12 million, or by $2 million, for the three months ended September 30, 2021, compared to the same period of 2020. The increase in the Space Infrastructure segment was primarily related to a $10 million increase driven by increased volumes on commercial programs which resulted in increased margins and fewer negative EAC impacts during the period as compared to the three months ended September 30, 2020. The increase in commercial program margins has been driven by a change in program mix related to the completion of less profitable programs offset by more profitable programs. The remaining $8 million change is related to an increase in indirect costs and selling, general and administrative costs.

Adjusted EBITDA increased to $29 million from a loss of $16 million, or by $45 million, for the nine months ended September 30, 2021, compared to the same period of 2020. The increase in the Space Infrastructure segment was primarily related to a $83 million increase driven by increased volumes on commercial programs which resulted in increased margins and fewer negative EAC impacts during the period as compared to the nine months ended September 30, 2020, which included negative EAC impacts due to COVID-19. The increase in commercial program margins has been driven by a change in program mix related to the completion of less profitable programs offset by new, more profitable programs. These increases were partially offset by the $19 million reduction in revenue related to the above-mentioned SXM-7 satellite impacts and a $18 million increase in indirect costs and selling, general and administrative costs.

Corporate and other expenses

Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, retention costs and fees for legal and consulting services.

Corporate and other expenses remained relatively unchanged as they decreased to $20 million from $21 million, or by $1 million, for the three months ended September 31, 2021, compared to the same period in 2020.

Corporate and other expenses for the nine months ended September 30, 2021 increased to $62 million from $43 million, or by $19 million, compared to the same period in 2020. The increase was primarily driven by an $8 million increase in selling, general and administrative costs primarily due to an increase in labor related expenses driven by an increase in headcount and employee compensation. There was also an increase in stock-based compensation expense of $4 million primarily driven by a higher stock price. The increase was also driven by a $2 million foreign exchange loss for the nine months ended September 30, 2021, compared to a $4 million foreign exchange gain for the nine months ended September 30, 2020.

Intersegment eliminations

Intersegment eliminations are related to projects between our segments, including the construction of our WorldView Legion satellites. Intersegment eliminations decreased to $5 million from $7 million, or by $2 million, for the three months ended September 30, 2021, compared to the same period in 2021, primarily related to a decrease in intersegment satellite construction activity.

Intersegment eliminations have decreased to $17 million from $21 million, or by $4 million, for the nine months ended September 30, 2021, compared to the same period in 2020, primarily related to a decrease in intersegment satellite construction activity.

BACKLOG

Our backlog by segment from continuing operations is as follows:

	September 30,	December 31,
	2021	2020
($ millions)
Earth Intelligence	$1,016	$880
Space Infrastructure	1,038	1,024
Total backlog	2,054	1,904
Unfunded contract options	588	856
Total	$2,642	$2,760

Order backlog, representing the estimated dollar value of firm contracts for which work has not yet been performed (also known as the remaining performance obligations on a contract), was $2.1 billion as of September 30, 2021 compared to $1.9 billion as of December 31, 2020. Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts.

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

Our unfunded contract options totaled $0.6 billion and $0.9 billion as of September 30, 2021 and December 31, 2020, respectively. Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of September 30, 2021 were primarily comprised of the option year in the EnhancedView Contract (September 1, 2022 through August 31, 2023). This contract may be replaced by other contracting vehicles prior to the exercise of existing contract options. Unfunded contracts options primarily decreased as a result of the execution of option periods associated with the EnhancedView Contract and the Global Enhanced GEOINT Delivery program, which increased total backlog.

LIQUIDITY & CAPITAL RESOURCES

Our sources of liquidity include cash provided by operations, access to existing credit facilities, collection or securitization of orbital receivables and, when available and efficient, access to the capital markets. We generally maintain limited cash on hand and use available cash to pay down borrowings on our Syndicated Credit Facility (as defined below). Our primary short-term cash requirements are to fund working capital, including requirements on long-term construction contracts (including our geostationary satellite contracts), fixed overhead costs, and to fund increased capital expenditures, including the construction of our WorldView Legion satellites. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term construction contracts.

Our medium-term to long-term cash requirements are to service and repay debt and make investments, including in facilities, equipment, technologies, and research and development for growth initiatives. These capital investments include investments to replace the capability or capacity of satellites which have or will go out of service in the future.

Over the near-term to medium-term, it is also possible that our customers may fully or partially fund the construction of additional Legion satellites. Cash is also used to pay dividends and finance other long-term strategic business initiatives.

Our first maturity of long-term debt is in the fourth quarter of 2023 and relates to the 2023 Notes and Revolving Credit Facility. We had a significant partial debt redemption of the 2023 Notes in the first quarter of 2021 using proceeds from our Offering. On March 26, 2021, we redeemed $350 million aggregate principal amount of our 2023 Notes using a portion of the net proceeds from the Offering.

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

We also have short and long-term requirements to fund our pension plans within the Space Infrastructure segment. Funding requirements under applicable laws and regulations are a major consideration in making contributions to our pension plans. Failure to satisfy the minimum funding thresholds with respect to appropriate laws and regulations could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our qualified pension plan, we intend to contribute annually not less than the required minimum funding thresholds. In December 2020, we prefunded $16 million related to our qualified pension plan. Due to the December 2020 prefunding, there are no required contributions for our qualified pension plan for the year ending December 31, 2021. In addition, the American Rescue Plan Act of 2021 includes provisions for pension funding relief in future periods. We intend to take advantage of these provisions and anticipate lower required contributions for our qualified pension plan in the upcoming fiscal years.

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

Summary of cash flows

	Nine Months Ended September 30,
	2021	2020
($ millions)
Cash provided by operating activities - continuing operations	$186	$181
Cash used in operating activities - discontinued operations	(1)	(49)
Cash provided by operating activities	185	132
Cash used in investing activities - continuing operations	(156)	(322)
Cash provided by investing activities - discontinued operations	—	723
Cash (used in) provided by investing activities	(156)	401
Cash used in financing activities - continuing operations	(24)	(550)
Cash used in financing activities - discontinued operations	—	(24)
Cash used in financing activities	(24)	(574)
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	(5)
Cash, cash equivalents, and restricted cash, beginning of year	31	110
Cash, cash equivalents, and restricted cash, end of period	$36	$64

Operating activities

Cash flows from operating activities can vary significantly from period to period as a result of our working capital requirements, given our portfolio of large construction programs and the timing of milestone receipts and payments with customers and suppliers in the ordinary course of business. Investment in working capital is also necessary to build our business and manage lead times in construction activities. We expect working capital account balances to continue to vary from period to period. We fund our working capital requirements with the Revolving Credit Facility (as defined below) as needed.

Cash provided by operating activities from continuing operations increased to $186 million from $181 million, or by $5 million, for the nine months ended September 30, 2021 compared to the corresponding period in 2020. This change was primarily driven by a decrease of $39 million in interest cash payments and an increase in tax refunds received of $11 million for the nine months ended September 30, 2021, compared to the same period in 2020, partially offset by unfavorable changes in working capital for the period ended September 30, 2021, compared to the same period in 2020. The unfavorable changes in working capital were primarily driven by an increase in trade receivables from the recognition of revenue from a commercial customer and the timing of payments made on outstanding payables for the nine months ended September 30, 2021, compared to the same period in 2020.

Investing activities

Cash used in investing activities from continuing operations decreased to $156 million from $322 million, or by $166 million, for the nine months ended September 30, 2021 compared to the corresponding period in 2020. The primary investing activities included expenditures on property, plant and equipment of $84 million and $158 million for the nine months ended September 30, 2021 and 2020, respectively, and investments in intangible assets primarily related to internally developed software of $72 million and $66 million for the nine months ended September 30, 2021 and 2020, respectively. Property, plant and equipment expenditures for the nine months ended September 30, 2021 and 2020 primarily related to the construction of our WorldView Legion satellites. During the nine months ended September 30, 2020, we used cash of $118 million, net of cash received, to acquire the remaining interest in Vricon. Cash used in investing activities for the nine months ended September 30, 2020 was partially offset by a return of capital from discontinued operations of $20 million.

Financing activities

Cash used in financing activities from continuing operations decreased to $24 million from $550 million, or by $526 million, for the nine months ended September 30, 2021 compared to the corresponding period in 2020. During the nine months ended September 30, 2021, cash used in financing activities from continuing operations included the partial redemption of the 2023 Notes of $384 million including approximately $34 million related to the early redemption, settlement of the securitization liability of $9 million and repayments of long-term debt of $7 million. These payments were partially offset by net proceeds from the issuance of common stock of $380 million. During the nine months ended September 30, 2020, cash used in financing activities from continuing operations included debt repayments of $523 million, a repurchase of the 2023 Notes of $169 million and settlement of the securitization liability of $7 million. These payments were partially offset by net proceeds from the issuance of the 2027 Notes of $147 million.

Long-term debt

The following table summarizes our long-term debt:

	September 30,	December 31,
	2021	2020
($ millions)
Syndicated Credit Facility:
Term Loan B	$1,444	$1,444
2023 Notes	500	850
2027 Notes	150	150
Deferred financing	27	32
Debt discount and issuance costs	(42)	(57)
Obligations under finance leases and other	3	3
Total long-term debt	$2,082	$2,422

As of September 30, 2021 and December 31, 2020, we were in compliance with our debt covenants.

Syndicated Credit Facility

As of September 30, 2021, the senior secured syndicated credit facility (the “Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility in an aggregate capacity of up to $500 million maturing in December 2023 (“Revolving Credit Facility”) and (ii) a senior secured first lien term B facility in an original aggregate principal amount of $2.0 billion maturing in October 2024 (“Term Loan B”). The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of September 30, 2021 and December 31, 2020, we had $28 million and $31 million, respectively, of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

Senior Secured Notes due 2023

In December 2019, we issued $1.0 billion in aggregate principal amount of 9.75% Senior Secured Noted due 2023 (2023 Notes”) in a private placement to institutional buyers. The 2023 Notes were issued at a price of 98% and are recorded as long-term debt in our consolidated financial statements. The 2023 Notes bear interest at the rate of 9.75% per year, payable semi-annually in cash in arrears, for which interest payments commenced in June 2020. The 2023 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility.

Senior Secured Notes due 2027

In June 2020, we issued $150 million in aggregate principal amount of 7.54% Senior Secured Notes due 2027 (“2027 Notes”) in a private placement to institutional buyers. The 2027 Notes were issued at a price of 98.25% and are recorded as long-term debt in our consolidated financial statements. The 2027 Notes bear interest at the rate of 7.54% per year, payable semi-annually in cash in arrears, for which interest payments commenced in December 2020. The 2027 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility and the 2023 Notes.

Leaseback Deferred Financing

In December 2019, we completed the sale and subsequent leaseback of our owned properties in Palo Alto, California for proceeds of $291 million. We determined that the leaseback terms were off-market. In accordance with Accounting Standards Codification 842 – Leases, we accounted for the excess of the leaseback payments over the present value of market rental payments as additional financing, separate from the lease liability. This resulted in recognition of a deferred financing liability of $33 million which is repayable over the 10-year leaseback term.

See Note 9, “Long-term debt and interest expense, net” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” in this Quarterly Report on Form 10-Q for further details on our long-term debt.

Securitization liability

We have in place, a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less, discounted to face value using prevailing market rates. There were no sales of eligible receivables executed in the three and nine months ended September 30, 2021 or 2020.

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

Interest rate swaps

In April 2021, $500 million of our interest rate swaps matured. On June 15, 2021, we entered into interest rate swaps at a notional value of $500 million. In total, an aggregate amount of $1.0 billion of our variable rate long-term debt is fixed at an average rate of 1.43% (excluding the margin specified in the Syndicated Credit Facility). In both April 2022 and June 2023, we will have interest rate swap maturities of $500 million.

Off-balance sheet arrangements

As of September 30, 2021, we had no outstanding foreign exchange sales contracts. As of September 30, 2021, we had certain letters of credit guaranteed by the Syndicated Credit Facility, while indemnified by us. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

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

NON-GAAP FINANCIAL MEASURES

In addition to results reported in accordance with U.S. GAAP, we use certain non-GAAP financial measures as supplemental indicators of our financial and operating performance. These non-GAAP financial measures include EBITDA, Adjusted EBITDA and Adjusted EBITDA margin.

We define EBITDA as earnings before interest, taxes, depreciation and amortization, Adjusted EBITDA as EBITDA adjusted for certain items affecting the comparability of our ongoing operating results as specified in the calculation and Adjusted EBITDA margin as Adjusted EBITDA divided by revenue. Certain items affecting the comparability of our ongoing operating results between periods include restructuring, impairments, satellite insurance recovery, gain (loss) on sale of assets, CEO severance and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Management believes that exclusion of these items assists in providing a more complete understanding of our underlying results and trends, and management uses these measures along with the corresponding U.S. GAAP financial measures to manage our business, evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. Adjusted EBITDA is a measure being used as a key element of our incentive compensation plan. The Syndicated Credit Facility also uses Adjusted EBITDA in the determination of our debt leverage covenant ratio. The definition of Adjusted EBITDA in the Syndicated Credit Facility includes a more comprehensive set of adjustments that may result in a different calculation therein.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are not recognized terms under U.S. GAAP and may not be defined similarly by other companies. EBITDA and Adjusted EBITDA should not be considered alternatives to net (loss) income as indications of financial performance or as alternate to cash flows from operations as measures of liquidity. EBITDA and Adjusted EBITDA have limitations as an analytical tool and should not be considered in isolation or as a substitute for our results reported under U.S. GAAP.

The table below reconciles our net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
($ millions)
Net income (loss)	$14	$85	$(25)	$343
Income tax benefit	—	(22)	(10)	(22)
Interest expense, net	25	36	127	133
Interest income	(1)	(2)	(2)	(3)
Depreciation and amortization	74	95	221	274
EBITDA	$112	$192	$311	$725
Income from discontinued operations, net of tax	—	(1)	—	(337)
Transaction and integration related expense	1	2	1	6
Impairment loss	—	—	—	14
Reduction of gain on sale leaseback	—	4	—	4
Gain on remeasurement of Vricon equity interest	—	(85)	—	(85)
Total Adjusted EBITDA	$113	$112	$312	$327

Adjusted EBITDA:
Earth Intelligence	124	128	362	407
Space Infrastructure	14	12	29	(16)
Intersegment eliminations	(5)	(7)	(17)	(21)
Corporate and other expenses	(20)	(21)	(62)	(43)
Total Adjusted EBITDA	$113	$112	$312	$327

Net income (loss) margin	3.2%	19.5%	(1.9)%	27.3%
Total Adjusted EBITDA margin	25.9%	25.7%	24.0%	26.0%

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our supply chain is under stress inside and outside of the U.S., and we continue to monitor and assess the actual and potential COVID-19 or related force majeure impacts on the supply chain, our operations and customer commitments. There is a risk that these schedule delays could result in obligations for material liquidated damages owed to our customers. The Company has received some force majeure claims from suppliers related to COVID-19; however, at this time the Company does not expect the claims to result in a material financial impact.

Our customers have been, and may continue to be, affected by COVID-19 and the business slowdown caused by preventative measures, which has resulted in a variation in the consumption of access minutes; however, this could be more significant in the future, which could negatively impact revenue. Additionally, to the extent our international customers experience political or economic disruption as a result of COVID-19 and/or the business slowdown caused by preventative measures, their funding for our products and services could be materially impacted. In many instances, COVID-19 represents a force majeure event and as such, we have notified certain customers that we will be exercising our contractual legal rights, and in some instances we have made claims exercising such rights, given the uncertain nature of the current pandemic and its near and long-term impacts on the cost and schedule of the numerous programs in our existing backlog. Additionally, our customers may slow down their development of new projects or may be in financial difficulties impacting their ability to fund projects already in backlog.

We are both receiving and seeking reimbursement of COVID-19-related costs under our U.S. Government contracts under Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which allows federal agencies to reimburse contractors at the minimum applicable contract billing rate for costs to keep its employees or subcontractors in a ready state. Reimbursement of any costs under Section 3610 of the CARES Act increases sales, but is not fee bearing. Section 3610 of the CARES Act expired on September 30, 2021 and has not been extended, however; we continue to monitor other legislation that may reinstate Section 3610.

Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic have resulted in inefficiencies or delays of our projects, impacts to service level contracts, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning or employees working remotely. We have delayed transition of our employees back into Maxar worksites due to increases in COVID-19 cases in the broad population. We are in the process of complying with the September 9, 2021 Presidential Executive Order on “Ensuring Adequate COVID Safety Protocols for Federal Contractors” which requires federal contractors and subcontractors to comply with COVID-19 safety protocols, including a requirement that U.S. based employees be fully vaccinated against COVID-19 by December 8, 2021. Exceptions to the federal vaccine requirement will be limited to team members who are legally entitled to a medical or religious exemption that can be reasonably accommodated. All U.S. Maxar employees who do not qualify for an exemption and accommodation are required to comply with the requirements, including our remote employees. While we expect employee submission of proof of vaccination to continue through December 8, 2021, to date, we have received evidence that approximately 92% of our U.S. based employees have been vaccinated. It is uncertain to what extent compliance with the vaccine mandate may result in employee turnover for us or our suppliers. If turnover is significant, our operations and ability to execute on our contracts could be adversely affected. We will continue to monitor and comply with any potential changes to COVID-19 government requirements.

We cannot predict the degree to which, or the time period that, global economic conditions and our sales and operations will continue to be affected by this outbreak and the resulting preventative measures. The degree to which COVID-19 will continue to impact us will depend on numerous factors and future developments, including, but not limited to, the unknown duration of the pandemic, the impact of potential future resurgences and new virus variants and any actions that may be taken by governmental authorities to minimize the spread of the pandemic or to stimulate the economy. We also cannot predict the degree to which the disruption of global financial markets could have a negative impact on our ability to raise capital in the future. The long-term impacts of COVID-19 on government budgets and funding priorities that impact demand for our products and services are difficult to predict.

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

We employ sophisticated design and testing processes and practices, which include a range of stringent factory and on-site acceptance tests with criteria and requirements that are jointly developed with customers. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the satellites, products, hardware and software we sell or resolve any delays or availability issues in the launch services we procure. Failure to do so could result in increased costs, lost revenue and damage to our reputation and may adversely affect our ability to win new contract awards. We manufacture satellites with the intention of receiving full contractual value for builds; however, due to the inherent complexity, a number of adverse variables could negatively impact our ability to collect on the full amount of contractual consideration including circumstances where we may work in advance of customer funding. Such variables include, among others, schedule delays, including those caused by suppliers or major subcontractors, contractual disputes, failure to meet technological requirements and customer solvency concerns. These variables could lead to termination for convenience or default on our contracts which could have a material adverse effect on our financial results. Historically, we have experienced significant delays in the building of certain satellites. We are currently experiencing a number of schedule delays, some of which are significant, in our satellite builds due to a number of factors, inclusive of COVID-19 delays, subcontractor issues and technological requirements and we are working closely with our customers as we continue to address these delays. We have, where appropriate, asserted force majeure provisions in our contracts but these can be subject to dispute.

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

We are vulnerable to natural disasters and significant disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics or pandemics, acts of domestic or foreign terrorism, workplace violence, power shortages and blackouts, aging infrastructures and telecommunications failures. Furthermore, climate change has increased, and may continue to increase, the rate, size and scope of these natural disasters. In the event of such a natural disaster or other disruption, we could experience: disruptions to our operations or the operations of suppliers, subcontractors, distributors or customers; destruction of facilities; and/or loss of life.

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

For instance, in January 2019, a Maxar stockholder filed a putative class action lawsuit in the Federal District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were false or misleading in violation of the Securities Exchange Act of 1934 and seeking monetary damages. An amended consolidated complaint was filed in that case in October 2019. On September 11, 2020, the court granted in part, and denied in part, Maxar’s motion to dismiss. On July 16, 2021, the Federal District Court of Colorado certified a class consisting of investors who purchased or acquired Maxar stock between May 9, 2018 and October 30, 2018, inclusive. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in our public disclosures and seeking monetary damages under Canadian securities laws. In November 2019, a second putative class action lawsuit was issued by the same Maxar stockholder resident in Canada, adding a second representative plaintiff and three additional defendants, including Maxar’s auditor KPMG LLP. The second claim expands the proposed class period and the breadth of the allegations against us. In February 2020, the January 2019 Canadian lawsuit was discontinued. In October 2019, a Maxar stockholder filed a putative class action lawsuit in California state court, naming Maxar and certain members of management and the board of directors as defendants. The lawsuit is based upon many of the same underlying factual allegations as the federal class action but asserts claims under the Securities Act of 1933. An amended complaint was filed in April 2020. On August 20, 2021, the court certified a class consisting of investors who acquired Maxar stock in exchange for DigitalGlobe stock pursuant to the Company’s June 2, 2017 Registration Statement and Prospectus issued in connection with Maxar’s October 2017 merger and acquisition of DigitalGlobe. In November 2019, a purported derivative complaint was filed against Maxar, certain current and former members of management and the board of directors in the Federal District Court of Delaware, also based on the same factual allegations as the federal putative class action. On September 18, 2020, a second purported derivative case was filed in the Federal District Court of Delaware, based on the same allegations as the earlier derivative case. The two derivative cases pending in the Federal District Court of Delaware have been consolidated and are stayed. On September 15, 2021, a third purported derivative complaint was filed against Maxar, certain current and former members of management and the board of directors in the Court of Chancery of the State of Delaware, also based on the same factual allegations as the federal class action.

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

We have historically insured satellites in our constellation to the extent that insurance was available on acceptable premiums and other terms. The insurance proceeds received in connection with a partial or total loss of the functional capacity of any of our satellites would not be sufficient to cover the replacement cost, if we choose to do so, of an equivalent high-resolution satellite. In addition, this insurance will not protect us against all losses to our satellites due to specified exclusions, deductibles and material change limitations customary in the industry and it may be difficult or impossible to insure against certain risks, including a partial deterioration in satellite performance and satellite re-entry.

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

Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services, such as construction of satellites and launch vehicles and management of certain remote ground terminals and direct access facilities. In addition, our manufacturing operations depend on specific technologies and companies for which there may be a limited number of vendors. We are increasingly dependent upon subcontractors and suppliers which subjects our business and results of operations to risks of supplier interruption. If these vendors are unable to meet our needs because they fail to perform adequately, are unable to match new technological requirements or problems, or are unable to dedicate engineering and other resources necessary to provide the services contracted for, our business, financial position and results of operations may be adversely affected. While alternative sources for these products, services and technologies may exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to operate our business. Furthermore, these vendors may request changes in pricing, payment terms or other contractual obligations, which could cause us to make substantial additional investments.

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

Our current financing arrangements contain certain restrictive covenants that may impact our future operating and financial flexibility. Our debt funding is provided under our financing agreements, which contains a series of positive and negative covenants with which we must comply, including financial and non-financial covenants. If we fail to comply with any covenants and are unable to obtain a waiver or other cure thereof, the lenders under the Syndicated Credit Facility or the holders of the 2023 Notes or 2027 Notes may be able to take certain actions with respect to the amounts owing under such agreements or notes, as applicable, including requiring early payment thereof. Any such actions could have a material adverse effect on our financial condition. These covenants could also have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

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

Uncertainty with respect to the cessation of the London Interbank Offered Rate (“LIBOR”) at the end of 2021 could impact our cost of borrowing and interest rate risk.

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

Certain provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent a third-party from acquiring control of us, even if a change in control would be beneficial to our existing stockholders. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	the exclusive right of the Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board of Directors;
●	the ability of the Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders;
●	the requirement that a special meeting of stockholders may be called only by the chairman of the Board of Directors or two or more stockholders who hold, in the aggregate, at least ten percent (10%) of the voting power of our outstanding shares, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
●	a supermajority vote of our stockholders to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation; and
●	advance notice procedures that stockholders must comply with in order to nominate candidates to the Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our business.

These provisions could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.

In addition, our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware (the “Delaware Exclusive Forum Provision”). Our amended and restated bylaws further provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1933, as amended.

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

On March 27, 2020 the U.S. enacted the CARES Act which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact to our income tax expense for the three and nine months ended September 30, 2021.

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

California has temporarily suspended the net operating loss carryover utilization, and capped the use of business incentive tax credits, for three years by the enactment of Assembly Bill 85 on June 29, 2020. This change in California tax law did not have a material impact to our income tax expense for the three and nine months ended September 30, 2021.

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

Our United Kingdom operations service customers in the United Kingdom as well as in other countries in the EU, and these operations could be disrupted by Brexit. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In particular, the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation. In June 2021, the European Union determined that the United Kingdom’s Data Protection Act was adequate to permit the flow of certain data between the European Union and the United Kingdom without additional restrictions for a period of up to four years. This decision temporarily reduces the uncertainty surrounding how data transfers between the European Union and the United Kingdom will be regulated.

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

November 3, 2021	Maxar Technologies Inc.
By: /s/ Daniel L. Jablonsky Daniel L. Jablonsky Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

By: /s/ Biggs C. Porter Biggs C. Porter Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By: /s/ Carolyn K. Pittman Carolyn K. Pittman Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)