Form 10-K
period 2021-12-31
Maxar Technologies Inc.
filed 2022-02-22
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging Growth Company ☐

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

At June 30, 2021, the aggregate market value of the registrant’s common stock, par value of $0.0001 per share, held by non-affiliates of the registrant was approximately $2,890 million (based upon the closing sale price of the common stock on June 30, 2021 on The New York Stock Exchange).

As of February 16, 2022, there were 72,808,326 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Maxar Technologies Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

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

ITEM 1. BUSINESS

Maxar is a provider of comprehensive space solutions and secure, precise, geospatial intelligence. Maxar helps government and commercial customers monitor, understand and navigate our changing planet; deliver global broadband communications; and explore and advance the use of space. Our approach combines decades of deep mission understanding and a proven commercial and defense foundation to deploy solutions and deliver insights with speed, scale and cost effectiveness. Maxar’s stock trades on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) under the symbol “MAXR.”

Segments

We serve our customers and organize our businesses through the following two operating and reportable segments:

●	Earth Intelligence—a global leader in high-resolution, high accuracy Earth imagery and other geospatial data sourced from our own advanced satellite constellation and third-party providers to our public sector and enterprise customers, as well as a provider of advanced geospatial information, applications and analytic services for national security and commercial solutions.
●	Space Infrastructure—a supplier of space-based infrastructure, robotics, subsystems and information solutions to satellite operators and government agencies.

The following is a description of our reportable segments.

Earth Intelligence

Overview

In the Earth Intelligence segment, we are a global leader in high-resolution space-based Earth observation imagery products and analytics. We launched the world’s first high-resolution commercial imaging satellite in 1999 and currently operate a four-satellite imaging constellation, providing us with over two decades and approximately 137 petabytes of imagery over our history (referred to as our “Image Library”) of the highest resolution, commercially available imagery. Our imagery solutions provide customers with timely, accurate and mission-critical information about our changing planet and support a wide variety of government and enterprise applications, including mission planning, mapping and analysis, environmental monitoring, disaster management, crop management, oil and gas exploration and infrastructure management. We continue to innovate as demands for new satellite technology and advanced analytic tools increase. The U.S. government is the largest customer of our Earth Intelligence segment through the EnhancedView Follow On contract (“EnhancedView Contract”), Global Enhanced GEOINT Delivery (“G-EGD”) and One World Terrain (“OWT”) programs and various classified and unclassified contract vehicles. In the commercial satellite Earth observation industry, we are a leader across U.S. government agencies, international government agencies and enterprise customer verticals.

We also provide geospatial services that combine imagery, analytic expertise and innovative technology to deliver intelligence solutions to customers. Our approximately 1,700 cleared personnel support analytic solutions that accurately document change and enable geospatial modeling and analysis that help predict where events will occur. Our primary customer of geospatial services is the U.S. government, but we also support intelligence requirements for other U.S. allied governments, global development organizations and enterprise customers. Through our acquisition of Vricon, Inc. (“Vricon”) in 2020, we are also a global leader in satellite-derived 3D data for defense and intelligence markets, with software and products that enhance 3D mapping, Earth intelligence data, military simulation and training and precision-guided munitions. See Note 5, “Business Combination” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional detail on the Vricon acquisition.

Our Offerings

Customers can license our imagery and data archives or place custom orders to task our satellites for a specific area of interest. We process our imagery to varying levels according to our customers’ specifications and deliver our products using the distribution methods and subscription services that are designed to best suit our customers’ needs. We offer a number of Earth Intelligence solutions, including:

●	Satellite access—direct collection and access to our satellite constellation anywhere in the world. The Direct Access Program (“DAP”) enables customers to directly task our satellites using the customer’s own ground station for secure, real-time imagery acquisition and downlink. The Rapid Access Program (“RAP”) allows customers to virtually control our constellation through priority tasking, predictable access and imaging operations with a web interface, while we own and manage the ground infrastructure. Additionally, we support the U.S. government with direct tasking utilizing our integrated imagery production, distribution and operations with U.S. government systems. This offering is currently contracted under our existing EnhancedView Contract. In November 2021, the National Reconnaissance Office (“NRO”) announced the release of the Electro-Optical Commercial Layer (“EOCL”) contract Request for Proposal (“RFP”), which is expected to replace the existing EnhancedView Contract. In December 2021, we submitted our response to the EOCL RFP and we anticipate the NRO to award EOCL contracts prior to the expiration of the EnhancedView Contract, including remaining option years.

●	Geospatial foundation—highest quality foundational satellite imagery, basemaps and 3D data over any location on Earth. This foundation allows our customers to fully understand, immerse and strategically plan outcomes before setting foot in a specific location or to immediately use our robust imagery for their artificial intelligence (“AI”) / machine learning (“ML”) models, real-world metaverse applications and/or training purposes. Our Vivid imagery basemaps stitch high-resolution satellite imagery together into a single cloudless global view that provides an accurate, consistent and actionable foundation to support the leading mapping apps, global-scale environmental governance analytics and risk management decisions. High-definition (“HD”) imagery leverages our proprietary HD technology to improve visual clarity of our native 30cm imagery to 15cm, giving analysts and ML models cleaner and more accurate data to analyze and deliver results. This technology allows us to provide best-in-class accuracy of the world’s terrain in GPS-denied environments or when ground conditions are not ideal for human assessment or navigation. Analysis-Ready Data (“ARD”) is preprocessed time-series stacks of imagery that are aligned and produced at a set standard to provide templated imagery and associated meta data for change detection, mapping and monitoring use cases. Our Precision3D offerings leverage our over two decades high-resolution Image Library to construct an accurate, consistent and fully immersive 3D visualizations at global scale, including 3D surface models, 3D vectors, digital surface models and digital terrain models.

●	Precision mapping—GIS-ready datasets for expedited analysis. These offerings include Persistent-Change Monitoring (“PCM”), BaseVue and Human Landscape. PCM leverages our Image Library and ML models running on our approximately 3.8 million square kilometer daily take to identify change indicators, historical patterns of development and infrastructure changes and provide actionable insights to our customers. BaseVue is the global standard for land classification, including for natural resource management and environmental impact monitoring. Human Landscape utilizes key human geography features to enable analysts to better understand and develop responses that reduce operating costs and enable timely decision making.

●	On-demand intelligence—industry-leading technology, data and expertise to help solve the most complex geospatial challenges. We offer a variety of subscription-based services that maximize the value of our imagery, information products and analytic outputs for a diverse set of customer needs. Our flexible subscription options include cloud-based access to our global image archive, in-house tools to search, exploit and share imagery and simplified integration for existing workflows. These offerings include SecureWatch, Spatial On Demand, Crow’s Nest, WeatherDesk, SeaStar Information Service and our analytic reports. SecureWatch is a subscription SaaS offering that provides customers a cloud-based source of near real-time global imagery basemaps, optical and radar imagery and analytics on features (e.g. roads, railways) and objects (e.g. cars, planes). This includes supporting the U.S. government with G-EGD.

●	Geospatial services—We provide advanced geospatial information and analytic services to national security and enterprise customers that combine Maxar imagery and other sources of geospatial data, such as low-resolution satellite imagery, radar, weather and oceanographic data, elevation and social media, to reveal insights that help our customers make better decisions. We also develop applications to support global Intelligence, Surveillance and Reconnaissance (“ISR”) missions with constellation modeling, simulation and mission management, secure ground systems, data analytics to automate object detection, feature extraction, mission planning and predictive analytics. We deploy these services through various cloud and on-premise computing platforms. Our intellectual property portfolio, including U.S. and foreign patents, and Small Business Innovation Research (“SBIR”) Phase III data rights, supports the unique technology we provide to our customers.

Additionally, we support people, organizations and initiatives dedicated to improving the health and sustainability of our planet. Through our purpose partners, we contribute geospatial data and expertise to nonprofits that significantly benefit from using our data to achieve their missions. These purpose partners include the Amazon Conservation Team, Jane Goodall Institute, International Justice Mission, Team Rubicon and Humanitarian OpenStreetMap Team. With our open data program, when crises occur, we support humanitarian organizations and communities with critical information to assist response efforts. The Maxar News Bureau is a partnership program with trusted media organizations around the world. We provide satellite imagery as visual evidence of ground truth to promote global transparency and expose injustice. Access to our high-resolution satellite imagery has enabled journalists to accurately report on areas that are too remote or dangerous to visit or are otherwise inaccessible.

Our Constellation

As of December 31, 2021, we operated a constellation of four in-orbit and fully commissioned satellites: GeoEye-1, WorldView-1, WorldView-2 and WorldView-3. Our annual collection capacity is approximately 1.4 billion square kilometers. We have collected, and have available for use, approximately 137 petabytes in our Image Library.

We re-evaluate the depreciable lives of our satellites annually based on established methodologies used for accounting purposes. The lives we assign for depreciation purposes are typically shorter than the lives we use for planning purposes and our history shows that in most cases the estimated useful lives of our satellites have increased from the initial lives determined upon launch.

The following table summarizes the primary characteristics of the in-orbit and fully-commissioned satellites in our constellation as of December 31, 2021:

Satellite	Launch Date	Expected End of Depreciable Life	Best Ground Resolution	Orbital Altitude (kilometers)
WorldView-3	August 2014	Q1 2026	31-centimeters black and white, or color 1.24-meter multi-spectral	618
WorldView-2	October 2009	Q4 2023	46-centimeters black and white, or color 1.84-meter multi-spectral	770
WorldView-1	September 2007	Q4 2023	50-centimeters panchromatic	496
GeoEye-1	September 2008	Q3 2023	41-centimeters black and white, or color 1.64-meter multi-spectral	681

WorldView Legion will be a fleet of six high performing satellites for which our Space Infrastructure segment is acting as prime contractor. With a first launch planned in June to July of 2022, we expect that WorldView Legion, in addition to our current constellation, will revisit rapidly changing areas up to 15 times per day, an increase from four times per day currently, which will more than triple both our capacity to collect 30 cm class imagery and our overall capacity in high demand areas.

Our satellites have advanced technical capabilities, such as maneuverability, size of collection area, collection speed, revisit time, resolution, accuracy and spectral diversity. Additionally, our satellites are designed, manufactured and operated in the U.S. for assurance of U.S. national security missions and data protection.

We procure insurance to protect us from the risks associated with our satellite operations, including the partial or total loss of the functional capacity of the satellite. We insure satellites in our constellation to the extent that insurance is available at acceptable premiums. As of December 31, 2021, we maintained the following insurance coverage on our in-orbit and fully-commissioned satellite constellation:

Satellite	Policy Period	Coverage (in millions)
WorldView-3	10/2021-10/2022	$255
WorldView-2	10/2021-10/2022	220
WorldView-1	10/2021-10/2022	220
GeoEye-1	10/2021-10/2022	38

Additionally, as of December 31, 2021, we have procured insurance for our WorldView Legion satellite launches of $520 million. These policies cover the launches plus the first year in orbit. Following the first year in orbit, we will seek to obtain in-orbit coverage similar to the coverage we currently have on our in-orbit and fully-commissioned satellite constellation noted in the table above.

Competitive Conditions and Trends in Industry Demands

Our Earth Intelligence business operates in a highly competitive and rapidly growing industry. Our major existing and potential competitors for our Earth Intelligence business include commercial satellite imagery companies, state-owned imagery providers, aerial imagery companies, free sources of imagery, unmanned aerial vehicles and companies that provide geospatial analytic information and services to the U.S. government, including defense prime contractors.

We compete on the basis of several factors, including: the technical capabilities of our satellites, such as size of collection area, collection speed, revisit time, resolution, accuracy and spectral diversity; satellite availability for tasked orders; the size, comprehensiveness and relevance of our Image Library; on-demand platforms and tools that enable customers to easily access and integrate imagery; value-added services, including harnessing advancements in ML by applying computer vision and pattern analysis technology to geospatial problems; and derivative products such as 3D models and map vector data.

The Earth observation market includes the collection and processing of optical and non-optical imagery data of the Earth. Specifically, the market is segmented into Data, Value-Added Services (“VAS”), Information Products and Big Data Analytics. The Data segment consists of raw imagery transmitted from the satellite to the ground station and products, such as stereo imaging and basic corrections (radiometric and geometric). VAS includes processing through layering or data fusion (such as with traffic information and street names). Big Data Analytics includes statistical analysis, change detection and predictive modeling using large quantities of imagery and meta-data overlays to provide insights over a given period of time.

Our Earth Intelligence business provides Earth observation services to customers in a variety of sectors, including defense and intelligence, energy and natural resources, industrials, social media, mapping, managed living resources (such as agriculture and forestry), public authorities, services (such as finance, insurance, news and media) and weather. Providers of imagery and data in this market generally compete on resolution, accuracy, revisit frequency, delivery (cloud versus traditional) and pricing.

Euroconsult reports that the commercial market for Earth observation data was $1.6 billion in 2020 and is forecasted to top $2.5 billion by 2030, a compound annual growth rate of 4%. According to Euroconsult, defense represents approximately 70% of the Earth observation data, and sales to non-U.S. defense markets are forecasted to be the most significant driver of revenue growth, driven by higher revisit constellations with higher resolutions. Euroconsult reports the commercial market for Earth observation VAS was $2.5 billion in 2020 and is forecasted to top $5 billion by 2030, a compound annual growth rate of 7%. We believe it is increasingly likely that value for the Earth observation services will be driven by downstream services and AI-enabled data analytics.

In addition to the demands for commercial Earth observation data and VAS, we believe our Earth Intelligence offerings address a number of multi-billion dollar military use-cases and sectors, including 3D mapping, precision guided munitions and military simulation and virtual training. Additionally, as we further develop our 3D offerings, we see additional commercial market opportunities for our data and services, particularly within the immersive 3D environments of the augmented reality (“AR”)/virtual reality (“VR”) accessed metaverse. As consumers spend more time in virtual or AR environments for education, gaming, entertainment, news, networking, shopping and more, our global 3D models can help bridge the physical and digital worlds with increased accuracy and realism.

Space Infrastructure

Overview

In the Space Infrastructure segment, we provide solutions for communications, Earth observation, remote sensing, on-orbit servicing, robotic assembly and space exploration. We address a broad spectrum of needs for our customers, including mission systems engineering, product design, spacecraft manufacturing, assembly, integration and testing. Our principal customers in the Space Infrastructure segment are commercial satellite operators and government agencies worldwide. Our approach combines proven success gained over six decades in the industry with the nimbleness and agility of a smaller space company.

Our Offerings

Our products, which are designed and manufactured in the U.S., include:

●	Communications and imaging satellites and payloads;
●	Platforms for space exploration and hosting instruments for Earth science;
●	Space subsystems for power, propulsion and communication;
●	Satellite ground systems and support services;

●	Space-based remote sensing-solutions;
●	Space robotics; and
●	Defense systems.

Spacecraft

Today, more than 287 custom Maxar-built spacecraft, including 81 low Earth orbit (“LEO”) satellites, have launched with a combined 2,850 years of service, the majority of the spacecraft are highly complex Geosynchronous Equatorial Orbit (“GEO”) satellites for global communications customers.

Maxar continues as a world leader in commercial GEO communication satellites and a global leader in commercial satellite manufacturing. With three decades of on-orbit heritage, our 1300 spacecraft platform is the world’s most popular GEO satellite; 90 spacecraft are currently in service, providing 99.9993% uptime availability for our customers. We continue to provide a high level of value and partnership to communications customers around the globe. Key platform features include a scalable, lightweight and high-strength structure, fuel-efficient attitude and station-keeping subsystems, high-efficiency and reliable solar arrays and batteries and advanced command and control subsystems. A growing application for commercial geostationary communication satellites is the delivery of data-centric applications (such as consumer broadband, in-flight communication, maritime and 4G/5G cellular backhaul) via high-capacity spot beam satellites commonly referred to as high throughput satellites (or “HTS”). We introduced the first HTS satellite in 2005, which used the 1300 bus, and believe it offers the highest capability for the cost. Maxar is building JUPITER 3, a transformational Ultra High Density Satellite, for Hughes Network Systems (“Hughes”) to be designated EchoStar XXIV. This satellite is expected to be the world’s largest commercial communications satellite when it launches, and will power future generations of Hughes consumer, enterprise and aeronautical services across the Americas.

In addition to continued leadership in the commercial communications sector, we collaborate closely with customers to design and deliver smaller satellites to address growing demand for LEO and medium Earth orbit (“MEO”) constellations. We believe Maxar’s LEO capabilities will be effective for applications that require a multiple satellite constellation of identical satellites produced in a cost-efficient manner.

The 1300 platform is key to our continued and growing partnership with NASA as well. The Psyche mission is a journey to a unique metal asteroid, named 16 Psyche, that appears to be the exposed metal core of an early planet–a building block of a solar system. The spacecraft bus leverages the 1300 platform and solar electric propulsion system, the highly efficient SPT-140. In addition, Maxar is hosting NASA’s Tropospheric Emissions: Monitoring of Pollution (“TEMPO”)— a commercially hosted pollution monitoring payload on a commercial communications satellite Maxar is building for satellite operator Intelsat. By hosting payloads on its commercial satellites, Maxar can help government agencies obtain access to space for instruments, sensors and other small missions without the cost of building a dedicated spacecraft. Similarly, the hosted payload helps commercial customers share the cost of the satellite bus, launch and operations.

Competitive Conditions and Trends in Industry Demands

Our principal customers in the Space Infrastructure segment are commercial satellite operators and government agencies worldwide.

We sell our products and technologies in a highly competitive industry and we compete on the basis of cost, reliability, design life and technological capabilities and efficiencies. Our primary competitors for satellite manufacturing contracts are: The Boeing Company, Lockheed Martin Corporation and Northrop Grumman Corporation in the United States; Thales S.A. and Airbus Defence and Space, a subsidiary of the Airbus Group, in Europe; and Mitsubishi Electric Corporation in Japan. Additionally, we face competition from newer entrants. In addition, many of our competitors are larger and have greater resources than we do. We may also face competition in the future from emerging low-cost competitors in India, Russia and China.

GEO satellites track with the rotation of the Earth and remain over a fixed point over the Earth’s surface. GEO satellites cover more area from a higher vantage point to tend to carry more advanced sensor or communication suites, as used in broad area communications and global-scale weather payloads. Due to this unique property of their orbit, GEO orbit slots are limited, which motivates operators to maximize the use of their slot, leading to generally larger satellites to support the required power and bandwidth, as well as a longer design life to maximize return on investment. Due to their greater distance from earth; however, there is increased latency.

The satellite industry has undergone a significant change with the proliferation of LEO satellites, which have been primarily used for both Earth observation and communications payloads. Typically, LEO constellation satellites are cheaper to launch as they are significantly smaller and require less fuel to reach orbit. Additionally, due to the lower orbital altitude, LEO observation satellites enable higher resolution imagery. This factor also enables LEO communication satellites to reduce latency but require a much larger constellation to ensure coverage over a given area as unlike GEO satellites, LEO satellites move in and out of view of ground locations as they complete their orbit. In addition to altitude class, satellites are classified by functions, such as communications or Earth observation.

Euroconsult projects satellite demand will experience a four and half-fold increase over the next ten years. While LEO and MEO are expected to account for the majority of the demand, Euroconsult expects an average of 13 GEO commercial satellite orders per year over the next ten years, representing one-third of the total market value. According to Euroconsult, the total market for manufacturing and launch services is expected to reach $320 billion over the next decade, a 39% increase from the previous decade of $230 billion in revenue.

LEO proliferation is expected to greatly increase access to space, thus enabling new commercial customers across diversified industries including oil & gas, insurance, agriculture and asset management firms, as well as nonprofit organizations, to benefit from satellite imagery.

Discontinued Operations

On April 8, 2020, we completed the sale of our former Canadian subsidiary (“MDA Business”) to Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. See Note 4, “Discontinued Operations”, to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding our sale of the MDA Business.

Industry Overview

Large and Growing Addressable Market

We believe that there is potential for growth among three key components of our addressable market: the U.S. government, other governments and commercial customers. For both the U.S. and other governments, drivers of growth include persistent global security threats, defense budgets, demand for high-quality imagery and value-added services and a focus on space as an investment. We believe that the U.S. government is interested in expanding the use of commercial alternatives to owned assets and that other governments present an opportunity for growth. We seek to align our products and services with the U.S. Department of Defense (“DoD”)’s National Defense Strategy needs, as well as growing international defense and intelligence demand. For civil customers, in particular NASA, growth is being driven by space exploration programs such as Artemis and Earth science projects. For commercial customers, drivers of growth include strong demand for 3D imagery and more frequent imagery refreshes, as well as insights driven by AI and ML, space-based remote sensing, GEO replacement demand and LEO communications programs.

Diverse Solutions for Diverse End-Market Users

While traditionally spending in space has been dominated by military defense programs and the communications industry, the proliferation of technology and cheaper access to space has led to a diversification in end-market users.

ML, AI and cloud computing have given rise to multiple use cases across industries, such as mobility and logistics, insurance, finance, ESG, non-governmental organizations and emerging technologies in simulation, gaming, AR/VR and the metaverse. Concurrently, geopolitical competition in space as a contested domain is leading to further investment by global militaries. We have evolved with this changing environment to serve a multitude of customers.

Government Investment in Space Programs

With more than half of our revenues coming from U.S. government customers, we expect that our Space Infrastructure and Earth Intelligence segments will benefit from growing defense and space infrastructure budgets. We expect the proliferation of space-based intelligence, surveillance and reconnaissance and communications to drive increased government investments in the sector through the mid-2020s.

Global

Euroconsult reports that government space budgets reached $92.5 billion in 2021, an 8% increase over 2020 figures. Additionally, Euroconsult reports the gap between civil and defense space budgets is decreasing, with civil budgets totaling $53.5 billion and defense space programs totaling $38.9 billion in 2021. Euroconsult expects world defense spending to average over 2.5% growth per year until 2030, driven by increasing government defense budgets, an emphasis on space security and a generalized trend of the militarization of space.

United States

In the U.S., there is a concerted effort by the government to accelerate space investment. According to the Congressional Research Service, the President’s fiscal year (“FY”) 2022 budget requested $15.3 billion for the National Security Space (“NSS”) programs, representing growth of 13% from the aggregate funding for NSS programs of $13.5 billion for FY 2021. On December 20, 2019, with the enactment of the FY 2020 National Defense Authorization Act, the U.S. Space Force (“USSF”) was established. The mission of the USSF is to organize, train and equip space forces in order to protect the U.S. and allied interests in space and to provide space capabilities to the joint force.

The NSS budget generally excludes funding for the NRO and NGA. Specific funding levels for these organizations, which are long-term historical customers of our Earth Intelligence segment, are generally classified. However, the NRO and NGA are included in the funding for the National Intelligence Program (“NIP”). The aggregate funding for the NIP was $60.2 billion in FY 2019, $62.7 billion in FY 2020 and $60.8 billion in FY 2021. The NIP funding request for FY 2022 is $62.3 billion. Additionally, the aggregate funding for the Military Intelligence Program (“MIP”) was $21.5 billion in FY 2019, $23.1 billion in FY 2020 and $23.3 billion in FY 2021. The MIP funding request for FY 2022 is $23.3 billion.

Furthermore, NASA requested $24.8 billion in FY 2022, an increase of 7% from FY 2021. The NASA budget further highlights an effort by the government to invest in space exploration and development, with $8.3 billion of the total allocated for deep space exploration systems and space technology. These include the key components of OSAM-1 and the Artemis program that will send astronauts to the Moon and beyond, including the Lunar Gateway.

Growth Strategy

Our vision is to hold leading positions in each of the sectors we serve. We aim to achieve this by applying innovative technologies and capabilities that provide value to our customers across their entire value chain, including components, subsystems, systems, data and services. Specific elements of our strategy across our two segments include:

Earth Intelligence

Driving revenue growth through improvements in our products— we seek to improve and develop new Earth intelligence products with WorldView Legion by productizing technologies and derivative content developed in support of individual customer contracts, such as using more artificial intelligence and machine learning to extract features, detect objects and detect change in our satellite imagery and complementary content. We believe we provide imagery with better than three times the accuracy of the nearest small-sat competitor and we believe that our accuracy advantage is even greater in areas where we have leveraged our 3D and elevation capabilities. We believe we will be able to provide even greater quality imagery and with higher revisit rates upon deployment of our WorldView Legion constellation. The revisit rate and increase in capacity enables a clearer understanding of on ground conditions, allowing for more real time, actionable analysis to deliver insights on rapidly changing environments and populations, while providing for more frequent monitoring for defense and intelligence applications, enhanced emergency responsiveness and maritime surveillance, among other applications. We have developed technology used to enhance the quality and usability of imagery (e.g. eliminate atmospheric distortions, increase positional accuracy, improved interpretability, etc.), create information derivatives (e.g. road vectors, material types, land classification, etc.), fuse multiple types of content (e.g. Internet of Things, optical imagery, synthetic aperture radar imagery, radio frequency information, vectors, social media, etc.), to detect change, understand patterns of life and gain early warning of trending events. We believe this type of high resolution, highly accurate collection capacity will power wide-area, artificial intelligence and machine learning modeling, sensor-to-shooter applications and a reference globe for AR/VR metaverse applications. Additionally, we believe our resolution and accuracy are key enablers for deriving highly accurate and lifelike 3D models, which will allow customers to transition from 2D to 3D capabilities that address critical missions such as GPS-denied navigation, digital twin simulations, synthetic and real-world training environments, autonomous vehicle routing and telco network planning. We believe that creating standard products using this technology will grow our product-based revenue with customers in the technology, defense and intelligence, civil government and global development organization sectors.

Expanding our relationship with the U.S. government—the U.S. government is the largest customer of our Earth Intelligence segment through the EnhancedView Contract, G-EGD and OWT programs and various classified and unclassified contract vehicles. Demand for geospatial intelligence and services continues to grow given the geopolitical environment and the confluence of high-performance computing and machine learning algorithms that allow for insights to be extracted from ever greater levels of data being produced by Earth observation sensors and national and commercial satellite assets. The U.S. government has expressed interest in increasingly relying on commercial partners to harness the rapid pace of commercial innovation more effectively, including the continued use of geospatial data given cost affordability and advances in technology that provide high quality imagery. We seek to grow our business with the U.S. government by leveraging the investments we have made across our capability set, including in ML and AI and our strong record of historic performance.

Growing our installed base and penetration of international defense and intelligence customers—we currently provide service to U.S.-allied nations through our DAP, RAP, SecureWatch, Precision 3D products. These customers use our imagery in their civil and intelligence related missions. Our imagery and services are either complementary to national assets owned by these countries, or in some cases defer the need for a country to invest in owned and operated national assets. We believe there are many prospective customers that have both the mission need and budget for our services which we seek to add to our installed base. We also seek to further penetrate existing customers through the provision of additional data and services. Lastly, we believe there are opportunities to provide our services to U.S. allied nations who might seek a complement to national capabilities in geospatial analytics. Our strategy focuses on those countries that currently have deep and longstanding relationships with our Earth Intelligence segment and other close U.S. allies.

Growing with and expanding our installed base among enterprise customers—we have over 400 enterprise customers that use our data in their products and applications across a variety of industries including technology, telecom, transportation, mining, mapping, social media and oil and gas. The confluence of high-performance computing and ML algorithms are allowing for insights to be extracted from ever greater quantities of imagery and meta data, which in turn is driving innovation across our customer base. We expect this trend to continue, and we seek to grow with our existing customers as well as to grow our install-base in new industry verticals by leveraging our sector leading imagery capabilities. Furthermore, we believe our capabilities in ML, AI and Big Data Analytics products will position us to sell additional solutions and services to our commercial customers.

Providing products that leverage machine learning and artificial intelligence— AI and ML enable us to extract greater insight from our geospatial data to deliver actionable intelligence to our customers. We have continued to refine and improve our approach to AI and ML, which benefit from our large volumes of historical training data and high quality imagery. Productization of this capability will enable delivery of higher value, enriched geospatial data that we expect will facilitate deeper penetration of the U.S. government, international governments and commercial markets.

Delivering 3D products to global defense, intelligence and commercial customers – through Maxar’s acquisition of Vricon, we are expanding the demand for global scale 3D products. 3D products allow decision makers to understand their operational environment in 3D – developing new insights that enable them to make better, faster decisions. We see a growing opportunity to sell 3D data and software products to the military and intelligence community to support virtual training environments and provide better information to the warfighter. U.S. and allied defense and intelligence customers are seeking solutions to support intelligence fusion, maneuver and other mission requirements. We also see significant opportunity with our commercial customers as they look for more accurate 3D geodata to deliver their products through new mediums like AR and VR. Additionally, we have entered into license arrangements related to certain consumer applications. The current investment in 5G networks and Internet of Things provides a unique opportunity to deliver network operators a better data solution to improve their future networks. Additional use cases continue to grow as 3D products and precision data sets become better understood.

Space Infrastructure

Driving revenue through improvement in our products and manufacturing and program capabilities— we are developing differentiated capabilities that are designed for future space exploration, including propulsion, power and robotics. We believe these elements will be critical to helping our customers operate in an increasingly contested space environment and in achieving successful space exploration missions. We are also developing our satellite architectures and manufacturing capabilities as we strive to assure that we can successfully fulfill both government and commercial customer requirements on future programs, including high volume / low mix and variable volume / high mix programs. We plan to team with providers of digital payload technology to enhance our offering if our customers express interest in it. We are also developing relationships across the supply chain to assure that we can seamlessly provide a broad-breadth of mission sets to our customers. Finally, we are working to transform our operations (e.g. location strategy, workforce shaping, technology and systems investment and CAS / FAR compliance) so that we can address a larger set of opportunities across our government and commercial customers.

Growing our U.S. and international civil exposure—we have a long history with civil space programs dating back to the Apollo missions. Current NASA programs include the Power Propulsion Element for the Lunar Gateway, OSAM-1, Psyche and TEMPO. We have also built robotic arms on six of NASA’s Mars rovers and landers. We seek to leverage our investments and expertise in propulsion, power and robotics, as well as our strong legacy of performance, when pursuing further civil work in the U.S. and abroad.

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

Providing flexible platforms to our commercial customers—we currently provide components, subsystems and system architectures to our customers for communications and Earth observation satellites in LEO, MEO and GEO orbits. In communications, we offer flexible platforms across various architecture platforms and mission payloads from standard analog to high throughput, and we are investing in digital solutions. In Earth observation, we also offer flexible solutions across various architecture platforms and mission payloads, including electro-optic. Our goal is to be positioned well to compete for future single satellite or full constellation build orders from our customers, across a wide range of the architectures, payloads or Earth orbit chosen to fulfill mission requirements.

Government Contracts and Compliance with Government Regulations

Our operations are heavily regulated under various federal, state, local and international laws. Our operations in the U.S. government market are subject to significant government regulation. We contract with numerous U.S. government agencies and entities, including branches of the U.S. military and NASA. We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. government and other governments’ contracts, including foreign governments. Compliance with legislation or regulations promulgated by these authorities could result in material adverse effects on our capital expenditures, earnings and competitive position. In addition, noncompliance with legislation or regulations promulgated by these authorities could result in limitations on, or the suspension or revocation of, our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any government policy changes, which may be substantial, could increase regulatory uncertainty. The adoption or modification of laws or regulations relating to our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the manner in which regulations or legislation in these areas may be interpreted and enforced cannot be precisely determined, which in turn could have an adverse effect on our business, financial condition and results of operations. Additional information about the government regulations affecting our business and the risks relating to government contracts and regulations appears in "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

U.S. Government Contracts

All of our reportable segments have contracts with various governmental entities, which are concentrated in a small number of primary contracts. The U.S. government may terminate or suspend our contracts, including the EnhancedView Contract with the U.S. government in our Earth Intelligence segment, at any time with or without cause. The EnhancedView Contract includes three option years that commenced on September 1, 2020. The second option year was exercised on July 15, 2021 for a one-year term ending on August 31, 2022. The final option year, if exercised by the U.S. government, has a term from September 1, 2022 through July 12, 2023. In November 2021, the NRO announced the release of the EOCL RFP, which is expected to replace the existing EnhancedView Contract. In December 2021, we submitted our response to the EOCL RFP and anticipate the NRO to award EOCL contracts prior to the expiration of the EnhancedView Contract, including remaining option years. Any changes in the size, scope or term of the EnhancedView Contract, or any award we receive for the EOCL, could impact our satellite replenishment strategy and our ability to repay or refinance our long-term debt. Although our U.S. government contracts generally involve fixed annual minimum commitments, such commitments, along with all other contracts with the U.S. government, are subject to annual Congressional appropriations and the federal budget process and as a result, the U.S. government may not continue to fund these contracts at current or anticipated levels. The loss or reduction in scope of any one of our primary U.S. government contracts would materially reduce our revenue and adversely impact our operating results and competitive position.

Foreign Operations

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

Raw Materials

Our businesses are generally engaged in limited manufacturing activities and have minimal near-term exposure to fluctuations in the supply of raw materials. For those businesses that manufacture and sell products and systems, most of the value that we provide is labor oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities as well as third-party suppliers and subcontractors. Certain aspects of our manufacturing activities require relatively scarce raw materials or specialty component parts; occasionally, we have experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes. Recent supply shortages related to electronic chips is an example of some of the challenges we face with materials. As we have several firm fixed price contracts, we bear some risk to supply chain delivery issues and price increases.

Research and Development

We have a history of investing in development of technological advancements in our field of aerospace. We have both internally and externally funded research and development projects. Our current and future business is dependent on developing new enhancements and technology that go into our existing and future products and services. Our annual research and development expenses from continuing operations were $27 million in 2021, $15 million in 2020 and $10 million in 2019. We intend to continue our focus on research and development and product and service enhancements as a key strategy for innovation and growth. One of our current areas of focus is our development of the WorldView Legion program, a capital project, and other new offerings within our Earth Intelligence segment, including 3D technology. In our Space Infrastructure segment, we are also focused on the further development of components to be used in a variety of our products. Our efforts will continue to be directed into fields that we believe offer the greatest opportunities for long-term growth and profitability.

Human Capital

We endeavor to cultivate a positive employee experience as we deliver on Maxar and customer missions by attracting, engaging and growing current and future Maxar team members; creating strong partnerships across the business;

championing culture and fostering an inclusive and diverse environment; and impacting the broader community. We take great pride in our values:

Behind the words are leaders, managers and team members who believe in our values and live by them. As of December 31, 2021, we employed 4,400 team members globally of which 96% are U.S. based and 4% are international. Within the U.S., no team members are unionized, while in Europe a small number of team members are represented by a trade union. Additionally, Maxar employs a highly technical workforce, with 77% of our employees working in engineering or operations functions and the remainder in our sales and general and administrative functions.

Attracting Talent

The success of Maxar’s business depends largely on our ability to attract, engage and grow a diverse population of talented technical and skilled team members at all levels. To succeed in highly competitive labor markets and for skill sets that are scarce in the market, we have developed talent acquisition, team member engagement and total rewards strategies, to achieve and maintain a competitive position.

Total Rewards

Our employee rewards programs are designed to provide an innovative, competitive, sustainable and scalable package that allows us to compete for and retain top talent in our industry and markets, aligned with Maxar’s business and strategic objectives.

We strive to offer comprehensive benefits at a highly competitive cost-share to U.S. team members, including health insurance, direct round-the-clock access to doctors virtually and on-site, an array of targeted wellbeing programs, paid and unpaid leave, parental leave for all new parents for birth or adoption, retirement, life and disability programs, voluntary benefit options flexible to individual team member and family needs, tuition reimbursement, student loan forgiveness, adoption reimbursement, pet insurance and enhanced mental and emotional health support.

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

Engaging Talent

We are driving a listening culture at Maxar through programs that regularly seek to engage team members in an ongoing dialogue through town-halls, surveys, quarterly check-ins and listening sessions. We focus on topics including Maxar strategy and business updates, understanding leadership effectiveness, communications clarity and other areas for improvements. In 2021, we devoted special attention to our continued response to the pandemic and how team members were faring. For both ongoing and targeted pulse surveys the results are shared with leaders and team members, and our executive team analyzes areas for future focus and prioritization in response to the feedback to drive meaningful improvement in team member engagement.

In 2021, we launched a major leadership development initiative focused on upskilling leadership competencies tied to our Maxar leadership framework. Our outreach included a leader learning series focused on timely leadership topics, entry level manager development and a senior leadership and networking program, Catalyst.

Diversity, Inclusion and Belonging

As a purpose-driven organization built on our values, our Diversity, Inclusion and Belonging (“DIB”) strategy is to foster a culture of inclusion and belonging. We know that our greatest strength comes from our team members. When our team members feel like they belong and their opinions are respected, everyone can perform to their greatest potential.

We are committed to this journey and will stay curious and focused on cultivating an inclusive environment that promotes and values diversity, inclusion and belonging. Maxar, as a values-based company, makes this a priority, not just because it’s the right thing to do, but because it makes Maxar stronger.

The DIB strategy is a three-pronged approach that informs and guides us in this journey to:

1.	Build a diverse, high-performing workforce by focusing on increasing diverse candidates in early career roles and in technical positions.
2.	Foster a culture of inclusion and belonging by growing inclusive leaders and increasing cultural awareness.
3.	Make an impact in the community and marketplace through together the efforts of the Maxar Better World Foundation.

We are committed to transparency along this journey and our 2021 data of our U.S. workforce is below:

COVID-19 Response

Team member health and safety is core to our successful operations across all areas of our business including manufacturing and satellite operations environments and our work at customer sites. We have taken significant actions over the past two years to address risk factors associated with COVID-19 and business continuity:

●	Our COVID-19 Response Team comprised of facilities, safety, security, HR, IT and business leaders, meets regularly and will continue as the pandemic evolves.
●	We conducted several pulse surveys of our team members, with special focus on our COVID-19 response and opportunities for improvement to ensure we understood team member concerns and could proactively address those concerns.
●	We focused on continuous communication and resources for team members, including open question and answer forums, health & safety updates, benefits and mental health, exposure notifications and travel information.
●	To provide for the health and safety of our workforce and business continuity, we have implemented a Vaccination Policy which requires that Maxar employees are vaccinated for COVID-19 unless they have an approved accommodation. As an interim step to implementing this policy, we provided free daily on-site testing for our unvaccinated population for a portion of 2021.
●	All of our facilities are open and operational to support business operations. We continually monitor and assess the locations and team member status to ensure we continue to operate safely for all stakeholders.

Available Information

Our website can be accessed at http://www.maxar.com. The website contains information about us and our operations. Through a link on the Investor Relations section of our website, copies of our filings with the U.S. Securities and Exchange Commission (“SEC”), including any Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to each of those reports and statements can be viewed and downloaded free of charge as soon as reasonably practicable after the reports have been filed or furnished with the SEC. The information on our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K. Additionally, our reports, proxy and information statements and other information filed with the SEC are available on the SEC’s website at http://www.sec.gov. Our reports, proxy and information statements and other information filed can also be found under our SEDAR profile at www.sedar.com.

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

●	We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, results of operations and stock price.
●	The future revenue and operating results of the Space Infrastructure segment are dependent on our ability to generate a sustainable order rate for the satellite and space manufacturing operations and develop new technologies to meet the needs of our customers or potential new customers.
●	Our business with various governmental entities is subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.
●	Our revenue, results of operations and reputation may be negatively impacted if our programs fail to meet contractual requirements or our products contain defects or fail to operate in the expected manner.
●	Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, and security threats could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.
●	Satellites are subject to construction and launch delays, launch failures, damage or destruction during launch, the occurrence of which can materially and adversely affect our operations.
●	If our satellites fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.
●	Loss of, or damage to, a satellite and the failure to obtain data or alternate sources of data for our products may have an adverse impact on our results of operations and financial condition.
●	Interruption or failure of our infrastructure or national infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.
●	Our business with various governmental entities is concentrated in a small number of primary contracts. The loss or reduction in scope of any one of our primary contracts would materially reduce our revenue.
●	We operate in highly competitive industries and in various jurisdictions across the world, which may cause us to have to reduce our prices or to lose market share.
●	We are a party to legal proceedings, investigations and other claims or disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any of which could adversely affect our business.
●	Acquisitions or divestitures could result in adverse impacts on our operations.
●	Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

●	Changes in U.S. government policy regarding use of commercial data or space infrastructure providers, or material delay or cancellation of certain U.S. government programs, may have a material adverse effect on our revenue and our ability to achieve our growth objectives.
●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.
●	Our business involves significant risks and uncertainties that may not be covered by insurance.
●	We often rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.
●	We are dependent on our ability to attract, train and retain employees. Our inability to do so, or the loss of key personnel, would cause serious harm to our business.
●	Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
●	We may be required to recognize impairment charges.
●	Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, including funding future satellites, or we may be able to do so only on terms that significantly restrict our ability to operate our business.
●	Our ability to obtain additional debt or equity financing or government grants to finance operating working capital requirements and growth initiatives may be limited or difficult to obtain, which could adversely affect our operations and financial condition.
●	Our indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.
●	Our current financing arrangements contain certain restrictive covenants that impact our future operating and financial flexibility.
●	Our actual operating results may differ significantly from our guidance.
●	We could be adversely impacted by actions of activist stockholders, and such activism could impact the value of our securities.
●	The price of our common stock has been volatile and may fluctuate substantially.
●	Our operations in the U.S. government market are subject to significant regulatory risk.
●	Failure to comply with the requirements of the National Industrial Security Program Operating Manual could result in interruption, delay or suspension of our ability to provide our products and services, and could result in loss of current and future business with the U.S. government.
●	Our business is subject to various regulatory risks that could adversely affect our operations.
●	Changes in tax law, in our tax rates or in exposure to additional income tax liabilities or assessments may materially and adversely affect our financial condition, results of operations and cash flows.
●	Our ability to use our U.S. federal and state net operating loss carryforwards and certain other tax attributes may be limited.
●	Our operations are subject to governmental law and regulations relating to environmental matters, which may expose us to significant costs and liabilities that could negatively impact our financial condition.

Risks Related to Our Business

We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, results of operations and stock price.

The COVID-19 outbreak, declared a pandemic by the World Health Organization, has impacted nearly all regions of the world. Preventative measures taken to contain or mitigate the outbreak and their impact on the global supply chain have affected, and continue to affect, the global economy and the U.S. economy and have created periods of significant volatility in the global financial markets, the effects of which have adversely impacted our business and the businesses of our customers, including the U.S. and foreign governments and suppliers.

Our supply chain is under stress inside and outside of the U.S., and we continue to monitor and assess the actual and potential COVID-19 or related force majeure impacts on the supply chain, our operations and customer commitments. There is a risk that these schedule delays could result in obligations for material liquidated damages owed to our customers. We have received some force majeure claims from suppliers related to COVID-19; however, at this time we do not expect the claims to result in a material financial impact.

From time to time, we have experienced a variation in the consumption of access minutes by our customers as a result of COVID-19 and the preventative measures instituted by governments and businesses to mitigate its spread, which have resulted in periods of business slowdown. This impact could be more significant in the future, which could negatively impact revenue. In many instances, COVID-19 represents a force majeure event and as such, we have notified certain customers that we will be exercising our contractual legal rights, and in some instances we have made claims exercising such rights, given the uncertain nature of the current pandemic and its near and long-term impacts on the cost and schedule of the numerous programs in our existing backlog. Additionally, our customers may slow down their development of new projects or may experience financial difficulties impacting their ability to fund projects already in backlog.

Changes in our operations in response to COVID-19 and employee illnesses resulting from the pandemic have resulted in inefficiencies and delays of our projects, impacts to service level contracts, including in sales and product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning or employees working remotely. We have delayed transition of our employees back into Maxar worksites due to increases in COVID-19 cases in the broad population. Additionally, to provide for the health and safety of our workforce and business continuity, we have implemented a Vaccination Policy which requires that Maxar employees are vaccinated for COVID-19 unless they have an approved accommodation. As of January 4, 2022, 99% of our U.S. based employees were in compliance with this policy and have either been vaccinated or received an accommodation.

We cannot predict the degree to which, or the time period that, global economic conditions, the global supply chain and our sales and operations will continue to be affected by COVID-19 and preventative measures imposed from time to time by governments and businesses to prevent its spread. The degree to which COVID-19 will continue to impact us will depend on numerous factors and future developments, including, but not limited to, the unknown duration of the pandemic, the impact of potential future resurgences and new virus variants and any actions that may be taken by governmental authorities to minimize the spread of the pandemic or to stimulate the economy. We also cannot predict the degree to which the disruption of global financial markets could have a negative impact on our ability to raise capital in the future. The long-term impacts of COVID-19 on government budgets and funding priorities that impact demand for our products and services are difficult to predict.

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

In addition, contracts with any government, including the U.S. government, may be terminated or suspended by the government at any time and could result in significant liability obligations for us. We seek to have in place as standard provisions, termination for convenience language which reimburses us for reasonable costs incurred, subcontractor and employee termination and wind-down costs plus a reasonable amount of profit thereon. However, reparations for termination may fall short of the financial benefit associated with full completion and operation of a contract. In addition, we may not be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of government contracts. The loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows. See also “Our business with various governmental entities is concentrated in a small number of primary contracts. The loss or reduction in scope of any one of our primary contracts would materially reduce our revenue” below.

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

We employ sophisticated design and testing processes and practices, which include a range of stringent factory and on-site acceptance tests with criteria and requirements that are jointly developed with customers. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the satellites, products, hardware and software we sell or resolve any delays or availability issues in the launch services we procure. Failure to do so could result in increased costs, lost revenue and damage to our reputation and may adversely affect our ability to win new contract awards. We manufacture satellites with the intention of receiving full contractual value for builds; however, due to the inherent complexity, a number of adverse variables could negatively impact our ability to collect on the full amount of contractual consideration including circumstances where we may work in advance of customer funding. Such variables include, among others, schedule delays, including those caused by suppliers or major subcontractors, contractual disputes, failure to meet technological requirements and customer solvency concerns. These variables could lead to termination for convenience or default on our contracts which could have a material adverse effect on our financial results. Historically, we have experienced significant delays in the building of certain satellites. The schedule delays we from time to time experience in our satellite builds, some of which are significant, are due to a number of factors, inclusive of COVID-19 delays, subcontractor issues and technological requirements and we work closely with our customers to address these delays. We have, where appropriate, asserted force majeure provisions in our contracts but these can be subject to dispute.

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

Our operations, products, solutions, analysis and intellectual property are inherently at risk of loss, unauthorized access, tampering by both insider threats and external bad actors, or disruption due to inadvertent misconfiguration of our computers and networks. In particular, our operations face various cyber and other security threats, including those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering, including through social engineering such as phishing attacks, coordinated denial-of-service attacks and similar incidents. These cyber and other security threats could result in attempts to gain unauthorized access to sensitive information, intellectual property, mission operations and networks. Our systems (internal, customer and partner systems) and assets may also be subject to damage or interruption from natural and other disaster events or disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics or pandemics, acts of domestic or foreign terrorism, workplace violence, power shortages and blackouts, aging infrastructures and telecommunications failures. In addition, threats to the safety of our directors and employees, threats to the security of our facilities, infrastructure and supply chain, or the release of misleading or deceptive information by criminal, terrorist, or other bad actors, could have a material adverse impact on our business.

Our products, solutions and analysis that we develop or deliver to our customers are also at risk of disruption, loss, or tampering. The integrity of the data (e.g., pixels), information, and analysis in our products and services is at risk of being manipulated either before or after delivery to a customer. Our products with derived information characteristics are also at risk of being incorrect due to errors of deceptive practices by others.

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

We have implemented certain systems and processes to help thwart bad actors and protect our data and our systems and assets. The techniques used to gain unauthorized access are constantly evolving, however, and we may be unable to prevent or mitigate all unauthorized access, disruption, loss, or harm. Because of our highly desired intellectual property and our support of the U.S. government and other governments, we (and/or partners we use) may be a particularly attractive target for such attacks by advanced, persistent and highly organized adversaries, including nation states and hostile foreign governments. From time to time, we have experienced attacks on our systems from bad actors that, to date, have not had a material adverse effect on our business. We cannot offer assurances, however, that future attacks will not materially adversely affect our business.

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

Delays in the construction of satellites and the procurement of requisite components and launch vehicles, limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals, satellite damage or destruction during launch, launch failures, or incorrect orbital placement could have a material adverse effect on our business, financial condition and results of operations. The loss of, or damage to, a satellite due to a launch failure could result in significant delays in anticipated revenue to be generated by that satellite. Any significant delay in the commencement of service of a satellite would delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of a satellite were to occur, such as with our loss of WorldView-4, we may not be able to accommodate affected customers with our other satellites or data from another source until a replacement satellite is available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. We may also dispute with customers the extent and consequences of any loss or delay. Any launch delay, launch failure, underperformance, delay or perceived delay could have a material adverse effect on our results of operations, business prospects and financial condition.

If our satellites fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.

The manufacturing, testing, launching and operation of satellites involves complex processes and technology. Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses in space that have and could affect the performance of our satellites. Hardware component problems in space could lead to deterioration in performance or loss of functionality of a satellite. In addition, human operators may execute improper implementation commands that may negatively impact a satellite’s performance. Exposure of our satellites to an unanticipated catastrophic event, such as a meteor shower or a collision with space debris, could reduce the performance of, or completely destroy, the affected satellite. In December 2018, our WorldView-4 satellite experienced a failure in its control moment gyros, preventing the satellite from collecting imagery.

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

If we suffer a partial or total loss of a deployed satellite, such as the failure of WorldView-4, we would need a significant amount of time and would incur substantial expense to replace that satellite. We may experience other problems with our satellites that may reduce their performance. During any period of time in which a satellite is not fully operational, we may lose most or all of the revenue that otherwise would have been derived from that satellite. Our inability to repair or replace a defective satellite or correct any other technical problem in a timely manner could result in a significant loss of revenue. If a satellite experiences a significant anomaly such that it becomes impaired or is no longer functional, it would significantly impact our business, prospects and profitability. Additionally, our review of satellite lives could extend or shorten the depreciable lives of our satellites, which would have an impact on the depreciation we recognize.

Loss of, or damage to, a satellite and the failure to obtain data or alternate sources of data for our products may have an adverse impact on our results of operations and financial condition.

In the Earth Intelligence segment, we rely on data collected from a number of sources including data obtained from satellites. We may become unable or limited in our ability to collect such data. For example, satellites can temporarily go out of service and be recovered, or cease to function for reasons beyond our control, including the quality of design and construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits and space environments in which the satellites are placed and operated. Electrostatic storms, collisions with other objects or actions by malicious actors, including cyber related, could also damage the satellites. Our satellites may be subject to an increased risk of collision with other space objects due to growth in the number of commercial and government satellites, along with potential adversarial actions that may create more space debris. Additionally, in certain instances, governments may discontinue for periods of time the access to or operation of a satellite for any particular area on the Earth and for various reasons may not permit transmission of certain data, whether from a satellite owned by the government or not.

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

The availability of many of our products and services depends on the continuing operation of our satellite operations infrastructure, satellite manufacturing operations, information technology, communications systems and national infrastructure. Any downtime, damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, aging infrastructure, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. We do not currently maintain a fully comprehensive back-up production facility from which we can continue to collect, process and deliver imagery in the event of the loss of our primary facility. In the event we are unable to collect, process and deliver imagery from our facility, our daily operations and operating results would be materially and adversely affected. In addition, our ground terminal centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, aging infrastructure, telecommunications failures and similar events. Our satellite manufacturing operations are located in California in proximity to the San Andreas fault line, one of the longest and most heavily populated earthquake-prone rifts in the world. Our satellite manufacturing facilities are also subject to risks associated with an aging infrastructure. An infrastructure failure could result in the destruction of satellites under construction or inventory, manufacturing delays or additional costs incurred. We do not maintain back-up manufacturing facilities or operations. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our financial condition and results of operations.

Our business with various governmental entities is concentrated in a small number of primary contracts. The loss or reduction in scope of any one of our primary contracts would materially reduce our revenue.

Our business with various governmental entities is concentrated in a small number of primary contracts. We recognize significant revenue from U.S. government agencies and a significant amount of our U.S. government revenue is currently generated from a single contract, the EnhancedView Contract. The EnhancedView Contract is a service level agreement to provide image-tasking capacity on our satellites, and other imagery-derived products and services to the U.S. government. Our ability to service other customers could be negatively impacted if we are unable to maintain our current collection capacity. In addition, any inability on our part to meet the performance requirements of the EnhancedView Contract, or replacement contract, could result in a performance penalty or breach of that contract. A breach of our contract with government customers or reduction in service to our other customers could have a material adverse effect on our business, financial condition and results of operations. The U.S. government may also terminate or suspend our contracts, including the EnhancedView Contract, at any time with or without cause. In November 2021, the

NRO announced the release of the EOCL contract RFP. The EOCL contract is expected to replace the existing EnhancedView Contract. In December 2021, we submitted our response to the EOCL RFP and we anticipate the NRO to award EOCL contracts prior to the expiration of the EnhancedView Contract, including remaining option years. Any changes in the size, scope or term of the EnhancedView Contract, or any award we receive for the EOCL Contract, could impact our satellite replenishment strategy and our ability to repay or refinance our long-term debt. Although our contracts generally involve fixed annual minimum commitments, such commitments, along with all other contracts with the U.S. government, are subject to annual Congressional appropriations and the federal budget process, and as a result, the U.S. government may not continue to fund these contracts at current or anticipated levels. Similarly, our contracts in other jurisdictions are also subject to government procurement policies and procedures.

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

We operate in highly competitive industries and many of our competitors are larger and have substantially greater resources than we have. Our primary competitors for satellite manufacturing contracts include the Boeing Company, Lockheed Martin Corporation and Northrop Grumman Corporation in the United States and Thales S.A. and Airbus Defence and Space, a subsidiary of the Airbus Group, in Europe. We may also face competition in the future from more emerging low-cost competitors, some of which could be subsidized or well-funded. Competition in our Earth Intelligence segment is highly diverse, and while our competitors offer different products, there is often competition for contracts that are part of governmental budgets. Our major existing and potential competitors for our Earth Intelligence segment include commercial satellite imagery companies, state-owned imagery providers, aerial imagery companies, free sources of imagery and unmanned aerial vehicles. Our Earth Intelligence segment faces competition from companies that provide geospatial analytic information and services to the U.S. government, including defense prime contractors such as L3Harris and Booz Allen Hamilton.

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

For instance, in January 2019, a Maxar stockholder filed a putative class action lawsuit in the Federal District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were false or misleading in violation of the Securities Exchange Act of 1934 and seeking monetary damages. An amended consolidated complaint was filed in that case in October 2019. On September 11, 2020, the court granted in part, and denied in part, Maxar’s motion to dismiss. On July 16, 2021, the Federal District Court of Colorado certified a class consisting of investors who purchased or acquired Maxar stock between May 9, 2018 and October 30, 2018, inclusive. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in our public disclosures and seeking monetary damages under Canadian securities laws. In November 2019, a second putative class action lawsuit was issued by the same Maxar stockholder resident in Canada, adding a second representative plaintiff and three additional defendants, including Maxar’s auditor KPMG LLP. The action against KPMG LLP was later discontinued. The second claim expands the proposed class period and the breadth of the allegations against us. In February 2020, the January 2019 Canadian lawsuit was discontinued. In October 2019, a Maxar stockholder filed a putative class action lawsuit in California state court, naming Maxar and certain members of management and the board of directors as defendants. The lawsuit is based upon many of the same underlying factual allegations as the federal class action but asserts claims under the Securities Act of 1933. An amended complaint was filed in April 2020. In November 2020, defendants filed a demurrer to the operative complaint, and in January 2021, the court largely overruled the demurrer. On August 20, 2021, the court certified a class consisting of investors who acquired Maxar stock in exchange for DigitalGlobe stock pursuant to the Company’s June 2, 2017 Registration Statement and Prospectus issued in connection with Maxar’s October 2017 acquisition of DigitalGlobe. In November 2019, a purported derivative complaint was filed against Maxar, certain current and former members of management and the board of directors in the Federal District Court of Delaware, also based on the same factual allegations as the federal putative class action. On September 18, 2020, a second purported derivative case was filed in the Federal District Court of Delaware, based on the same allegations as the earlier derivative case. The two derivative cases pending in the Federal District Court of Delaware have been consolidated and are stayed. On September 15, 2021, a third purported derivative complaint was filed against Maxar, certain current and former members of management and the board of directors in the Court of Chancery of the State of Delaware, also based on the same factual allegations as the federal class action. In November 2021, the parties stipulated to a stay of this action.

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

Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services, such as construction of satellites and launch vehicles and management of certain remote ground terminals and direct access facilities. In addition, our manufacturing operations depend on specific technologies and companies for which there may be a limited number of vendors. We are increasingly dependent upon subcontractors and suppliers which subjects our business and results of operations to risks of supplier interruption. If these vendors are unable to meet our needs because they fail to perform adequately, are unable to match new technological requirements or opportunities, or are unable to dedicate engineering and other resources necessary to provide the services contracted for, our business, financial position and results of operations may be adversely affected. While alternative sources for these products, services and technologies may exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to operate our business. Furthermore, these vendors may request changes in pricing, payment terms or other contractual obligations, which could cause us to make substantial additional investments.

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

Many raw materials, major components and product equipment items, particularly in our Space Infrastructure segment, are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that near-term sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Supply shortages related to electronic chips is an example of some of the challenges we may face with materials. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations and damage to customer relationships and could have a material adverse effect on our operating results, financial condition, or cash flows.

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

We cannot accurately predict the extent of the market acceptance of our services or whether there will continue to be a market for our services on terms we find acceptable. Market acceptance of our commercial high-resolution Earth imagery and related services depends on a number of factors, including the quality, scope, timeliness, sophistication, price and the availability of substitute services. Changes in the market acceptance of our offerings, or other services that utilize our imagery, failure of new markets to develop, the impact of competitive conditions, or our need to make significant investments to achieve acceptance by the market would negatively affect our business, financial condition and results of operations. We may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund other liquidity needs and our business prospects, financial condition and results of operations could be materially and adversely affected.

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

We prepare our Consolidated Financial Statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating our critical accounting policies of revenue recognition, including our long-term contracts accounted for utilizing the cost-to-cost method and income taxes in addition to other estimates related to restructuring costs, recoverability of assets including customer receivables, valuation of goodwill and intangibles, contingencies and stock-based compensation. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies or developments in the business, which could materially affect our Consolidated Financial Statements.

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

We have a significant amount of indebtedness and leverage. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our long-term debt under our Syndicated Credit Facility bears interest at floating rates related to U.S. LIBOR (for U.S. dollar borrowings), plus a margin. As a result, our interest payment obligations on such indebtedness will increase if such interest rates increase to the extent these changes are not mitigated by our interest rate swaps. Our leverage and debt service obligations could adversely impact our business, including by:

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

In addition, the stock markets in general have experienced extreme price and volume fluctuations that have at times been unrelated or disproportionate to the operating performance of the particular companies affected. Technical factors in the public trading market for our common stock may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our common stock, access to margin debt and trading in options and other derivatives on our common stock. These market and industry factors may materially harm the market price of our common stock irrespective of our operating performance.

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

In the United States, the Alternative Reference Rate Committee ("ARRC"), a group of diverse private-market participants assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, has begun publishing a Secured Overnight Financing Rate (“SOFR”), and has proposed a paced market transition to SOFR from LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities in the repurchase agreement market. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. At this time, it is not possible to predict how markets will respond to SOFR or the effect of any changes to LIBOR or the discontinuation of LIBOR.

The cessation of LIBOR, including the exact timing of its cessation, as well as its transition to another benchmark rate, or rates, could have adverse impacts on our outstanding interest rate swaps maturing in 2022 and 2023 and our Syndicated Credit Facility maturing in 2023 and 2024. This change may necessitate updates to our swaps and Syndicated Credit Facility, and ultimately, adversely affect our financial condition and results of operations. For example, if future rates based upon a successor reference rate such as SOFR (or a new method of calculating LIBOR) are higher or more volatile than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

In addition, our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware (the “Delaware Exclusive Forum Provision”). Our amended and restated bylaws further provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1933, as amended (the “Federal Forum Provision”).

The Delaware Exclusive Forum Provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Exchange Act or the Securities Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, the Federal Forum Provision is intended to apply to claims arising under the Securities Act and would not apply to claims brought pursuant to the Exchange Act. These exclusive forum provisions will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder and, accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal courts.

These exclusive forum provisions may limit a stockholders’ ability to bring a claim in a judicial forum of its choosing for disputes with the company or its directors, officers or other employees, which may discourage lawsuits against the Company and its directors, officers and other employees. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware pursuant to the Delaware Exclusive Forum Provision could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The court in the designated forum under our exclusive forum provisions may also reach different judgments on results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to the Company than to our stockholders. Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court could find any of our exclusive forum provisions to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find all or any part of our exclusive forum provisions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

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

Changes in law and policy relating to taxes, including those with retroactive effect, may materially and adversely affect our financial condition, results of operations and cash flows. For example, the Administration and Congress could make changes to existing tax law, such as increasing the corporate tax rate and enacting a minimum tax on worldwide book income. We continue to monitor tax law developments and assess the impact on the Company.

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

As of December 31, 2021, we had approximately $520 million, $874 million and $12 million of federal, state and foreign net operating loss (“NOL”) carryforwards and $83 million of U.S. tax credit carryforwards primarily related to research and development expenditures, net of unrecognized tax benefits.

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

In January 2019, we became a “domestic issuer” for SEC reporting purposes and a reporting issuer in each of the jurisdictions in Canada in which Maxar Canada was a reporting issuer. The obligations of being a public company in the U.S. and Canada require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the U.S. Securities Exchange Act of 1934, as amended, applicable Canadian securities laws, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the NYSE and the TSX. These rules require that we maintain effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to monitor and maintain compliance with. Additionally, new standards, as well as investor expectations are developing around environmental, social and governance matters (“ESG”) and other emerging socioeconomic trends and matters, which require continual monitoring and compliance. Our management and other personnel will continue to devote a substantial amount of time to ensure compliance with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to reputational damage, litigation or being delisted, among other potential problems.

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

Our United Kingdom operations service customers in the United Kingdom as well as in other countries in the EU, and these operations could be disrupted by Brexit. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In particular, the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation. In June 2021, the European Union determined that the United Kingdom’s Data Protection Act was adequate to permit the flow of certain data between the European Union and the United Kingdom without additional restrictions for a period of up to four years. This decision temporarily reduces the uncertainty surrounding how data transfers between the European Union and the United Kingdom will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, capital and people between the United Kingdom, the European Union and elsewhere including, for example, the United Kingdom’s documentation requirements on goods imported from the European Union.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our corporate headquarters are located at a leased facility in Westminster, Colorado. As of December 31, 2021, we had approximately two million square feet of total leased floor space at multiple locations in the United States, Europe, the Middle East and Asia, used for manufacturing, warehousing, research and testing, administrative and various other uses.

As of December 31, 2021, we had major operations in the following locations:

Space Infrastructure

Our Space Infrastructure segment primarily operates out of multiple locations in California. We lease approximately one million square feet of manufacturing and office space.

Earth Intelligence

Our Earth Intelligence segment primarily operates out of our U.S. locations in Colorado, Virginia, Michigan, Florida and Missouri, our Sweden location and small sales offices located internationally. We lease approximately one million square feet of office and operations space.

We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet our current requirements and those for the foreseeable future. See Note 10, “Leases”, to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding our lease commitments.

ITEM 3.LEGAL PROCEEDINGS

Currently, we are involved in a number of legal proceedings. For a discussion of material legal proceedings, see Note 23, “Commitments and Contingencies” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, which is hereby incorporated by reference.

ITEM 4.MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Maxar’s common stock trades on the NYSE and TSX under the ticker “MAXR”. As of February 16, 2022, there were approximately 92 stockholders of record of our common stock. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Dividends are declared at the discretion of our board of directors and will depend on our financial position, results of operations, cash flows, capital requirements, credit facility and other indebtedness covenants (which include limits on distributions by us), applicable law and other factors as our board of directors deems relevant. Holders of our common stock receive dividends when and as declared by our board of directors. We may modify, suspend, or cancel our cash dividends in any manner and at any time. We declared and paid dividends of $0.04 per share of common stock during 2021 and 2020.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a provider of comprehensive space solutions and secure, precise, geospatial intelligence. We help government and commercial customers monitor, understand and navigate our changing planet; deliver global broadband communications; and explore and advance the use of space. Our approach combines decades of deep mission understanding and a proven commercial and defense foundation to deploy solutions and deliver insights with speed, scale and cost effectiveness. Our businesses are organized and managed in two reportable segments: Earth Intelligence and Space Infrastructure, as described below under “Segment Results”.

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

COVID-19 operational posture and current impact

We continue to monitor and adapt our pandemic crisis response plan, while maintaining a focus on the protection of the health and safety of our employees, families, customers and communities. All our locations continue to operate through a combination of work from home and personnel working on-site, though in some cases capacity utilization and productivity are below normalized levels. We are observing stress in our supplier base inside and outside the U.S. and will continue to monitor and assess the actual and potential COVID-19 impacts on employees, customers, suppliers and the productivity of the work being done, all of which to some extent will affect revenues, estimated costs to complete projects, earnings and cash flow. Our results of operations for the year ended December 31, 2021, were not materially impacted by COVID-19.

Changes in our operations in response to COVID-19 and employee illnesses resulting from the pandemic have resulted in inefficiencies and delays of our projects, impacts to service level contracts, including in sales and product development efforts and additional costs related to business continuity initiatives that cannot be fully mitigated through succession planning or employees working remotely. We have delayed transition of our employees back into Maxar worksites due to increases in COVID-19 cases in the broad population. Additionally, to provide for the health and safety of our workforce and business continuity, we have implemented a Vaccination Policy which requires that Maxar employees are vaccinated for COVID-19 unless they have an approved accommodation. As of January 4, 2022, 99% of our U.S. based employees were in compliance with this policy and have either been vaccinated or received an accommodation.

WorldView Legion satellites update

We continue to make progress during the test and integration phase. During January 2022, we experienced delays related to COVID-19 protocols and now, assuming no major issues arise, anticipate the first launch of the WorldView Legion satellites in the June to July, 2022 timeframe. We plan on having three launches in total and expect the second and third launches to be within three and six months, respectively, after the first launch.

SEGMENT RESULTS

Our Chief Operating Decision Maker measures performance of our reportable segments based on revenue and Adjusted EBITDA. Our operating and reportable segments are: Earth Intelligence and Space Infrastructure.

Earth Intelligence

In the Earth Intelligence segment, we are a global leader in high-resolution space-based Earth observation imagery products and analytics. We launched the world’s first high-resolution commercial imaging satellite in 1999 and currently operate a four-satellite imaging constellation, providing us with over two decades and approximately 137 petabytes of imagery over our history (referred to as our “Image Library”) of the highest-resolution, commercially available imagery. Our imagery solutions provide customers with timely, accurate and mission-critical information about our changing planet and support a wide variety of government and enterprise applications, including mission planning, mapping and analysis, environmental monitoring, disaster management, crop management, oil and gas exploration and infrastructure management. We continue to innovate as demands for new satellite technology and advanced analytic tools increase. We are a leader in commercial satellite imagery, and our commitment to accuracy, clarity and recency of foundational mapping enables us to provide the highest quality imagery basemaps for our customers. The high-quality satellite also enables us to provide advanced 3D modeling for augmented reality (“AR”), virtual reality (“VR”) and interactive engagement through our Precision3D Suite of tools. The U.S. government is the largest customer of our Earth Intelligence segment through the EnhancedView Contract, G-EGD and OWT programs and various classified and unclassified contract vehicles. In the commercial satellite Earth observation industry, we are a leader across U.S. government agencies, international government agencies and enterprise customer verticals.

We also provide geospatial services that combine imagery, analytic expertise and innovative technology to deliver intelligence solutions to customers. Our approximately 1,700 cleared personnel support analytic solutions that accurately document change and enable geospatial modeling and analysis that help predict where events will occur. Our primary customer of geospatial services is the U.S. government, but we also support intelligence requirements for other U.S. allied governments, global development organizations and enterprise customers.

Space Infrastructure

In the Space Infrastructure segment, we provide solutions for communications, Earth observation, remote sensing, on-orbit servicing, robotic assembly and space exploration. We address a broad spectrum of needs for our customers, including mission systems engineering, product design, spacecraft manufacturing, assembly, integration and testing. Our principal customers in the Space Infrastructure segment are commercial satellite operators and government agencies worldwide. Our approach combines proven success gained over six decades in the industry with the nimbleness and agility of a smaller space company.

RESULTS OF OPERATIONS

The following table provides selected annual financial information for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2021	2020	2019	2020 to 2021		2019 to 2020
($ millions)
Revenues:
Product	$678	$633	$560	$45	7%	$73	13%
Service	1,092	1,090	1,106	2	0	(16)	(1)
Total revenues	$1,770	$1,723	$1,666	$47	3%	$57	3%
Costs and expenses:
Product costs, excluding depreciation and amortization	601	615	593	(14)	(2)	22	4
Service costs, excluding depreciation and amortization	383	378	382	5	1	(4)	(1)
Selling, general and administrative	369	332	325	37	11	7	2
Depreciation and amortization	290	348	376	(58)	(17)	(28)	(7)
(Gain) loss on orbital receivables allowance	(49)	14	14	(63)	*	-	-
Impairment loss	—	33	—	(33)	(100)	33	*
Satellite insurance recovery	—	—	(183)	—	*	183	(100)
Loss (gain) on sale of assets	—	1	(136)	(1)	(100)	137	(101)
Operating income	$176	$2	$295	$174	* %	$(293)	(99)%
Interest expense, net	151	175	219	(24)	(14)	(44)	(20)
Other income, net	(8)	(104)	(1)	96	(92)	(103)	*
Income (loss) before taxes	$33	$(69)	$77	$102	(148)%	$(146)	(190)%
Income tax (benefit) expense	(13)	(22)	5	9	(41)	(27)	*
Equity in income from joint ventures, net of tax	—	(1)	(11)	1	(100)	10	(91)
Income (loss) from continuing operations	$46	$(46)	$83	$92	(200)%	$(129)	(155)%
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	32	26	(32)	(100)	6	23
Gain on disposal of discontinued operations, net of tax	—	317	—	(317)	(100)	317	*
Income from discontinued operations, net of tax	—	349	26	(349)	(100)	323	*
Net income	$46	$303	$109	$(257)	(85)%	$194	178%

*Not meaningful.

Product and service revenues

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2021	2020	2019	2020 to 2021		2019 to 2020
($ millions)
Product revenues	$678	$633	$560	$45	7%	$73	13%
Service revenues	1,092	1,090	1,106	2	0	(16)	(1)
Total revenues	$1,770	$1,723	$1,666	$47	3%	$57	3%

Total revenues increased to $1,770 million from $1,723 million, or by $47 million, for the year ended December 31, 2021 compared to 2020. The increase was primarily driven by an increase in revenues in our Space Infrastructure and Earth Intelligence segments.

Total revenues increased to $1,723 million from $1,666 million, or by $57 million, for the year ended December 31, 2020 compared to 2019. The increase was primarily driven by an increase in revenue in our Space Infrastructure segment partially offset by a decrease in revenue in our Earth Intelligence segment. The revenue decrease in our Earth Intelligence segment was primarily driven by a $40 million decrease in the recognition of deferred revenue related to the EnhancedView Contract. We recognized $120 million of deferred revenue from the EnhancedView Contract for the year ended December 31, 2019, compared to $80 million for the year ended December 31, 2020, as it was fully recognized as of August 31, 2020.

Further discussion of the drivers behind the increase in revenues is included within the “Results by Segment” section below.

See Note 16, “Revenues” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for product and service revenues by segment.

Product and service costs

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2021	2020	2019	2020 to 2021		2019 to 2020
($ millions)
Product costs, excluding depreciation and amortization	$601	$615	$593	$(14)	(2)%	$22	4%
Service costs, excluding depreciation and amortization	383	378	382	5	1	(4)	(1)
Total costs	$984	$993	$975	$(9)	(1)%	$18	2%

Total cost of product and services decreased to $984 million from $993 million, or by $9 million, for the year ended December 31, 2021 compared to 2020. The decrease in costs was driven by a decrease in product costs within our Space Infrastructure segment partially offset by an increase in service costs within our Earth Intelligence segment.

Total cost of product and services increased to $993 million from $975 million, or by $18 million, for the year ended December 31, 2020 compared to 2019. The increase in costs was primarily driven by an increase in costs within our Earth Intelligence segment partially offset by a decrease within our Space Infrastructure segment.

Selling, general and administrative

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2021	2020	2019	2020 to 2021		2019 to 2020
($ millions)
Selling, general and administrative	$369	$332	$325	$37	11%	$7	2%

Selling, general and administrative costs increased to $369 million from $332 million, or by $37 million, for the year ended December 31, 2021 compared to 2020. The increase was primarily due to an increase in labor related expenses of $28 million, an increase in research and development expenses within the Space Infrastructure segment of $11 million and an increase in other expenses of $4 million. The increase in labor related expenses was primarily driven by an increase in headcount, employee compensation and fringe benefits. These increases were partially offset by a $6 million decrease in transaction and integration related expenses.

Selling, general and administrative costs increased to $332 million from $325 million, or by $7 million, for the year ended December 31, 2020 compared to 2019. The increase was primarily due to an increase in stock-based compensation expense of $23 million. Stock-based compensation expense increased primarily due to a higher stock price. The increase was also due to an increase in labor related expenses of $16 million driven primarily by an increase in headcount and employee compensation. These increases were partially offset by a $15 million decrease in restructuring expenses, a $9 million decrease in transaction and integration related expenses and a $7 million decrease in travel related expenses driven by our COVID-19 operating posture.

Depreciation and amortization

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2021	2020	2019	2020 to 2021		2019 to 2020
($ millions)
Property, plant and equipment	$86	$93	$107	$(7)	(8)%	$(14)	(13)%
Intangible assets	204	255	269	(51)	(20)	(14)	(5)
Depreciation and amortization expense	$290	$348	$376	$(58)	(17)%	$(28)	(7)%

Depreciation and amortization expense decreased to $290 million from $348 million, or by $58 million, for the year ended December 31, 2021 compared to 2020. The decrease was primarily driven by a decrease in amortization expense for backlog acquired as part of the acquisition of DigitalGlobe, Inc. on October 5, 2017. We recognized ten months of amortization expense for the year ended December 30, 2020, compared to none for the year ended December 31, 2021, as all of the U.S. government acquired backlog was fully amortized as of October 2020. The decrease was also driven by a decrease in depreciation expense related to the extension of the useful lives of two satellites in the fourth quarter of 2020 and three satellites in the fourth quarter of 2021. These decreases were partially offset by the inclusion of a full year of depreciation and amortization expense from property, plant and equipment and intangible assets acquired as part of the Vricon Acquisition on July 1, 2020, compared to two quarters of expense in 2020.

Depreciation and amortization expense decreased to $348 million from $376 million, or by $28 million, for the year ended December 31, 2020 compared to 2019. The decrease was primarily driven by a decrease in amortization expense for backlog acquired as part of the DigitalGlobe acquisition. We recognized a full year of amortization expense for the year ended December 31, 2019, compared to approximately nine months for the year ended December 31, 2020, as all of the U.S. government acquired backlog was fully amortized in October 2020. The decrease was also driven by a decrease in depreciation expense related to asset retirements made in the second half of 2019 and in the first quarter of 2020, the extension of the useful life of one satellite in the fourth quarter of 2019 and two satellites in the fourth quarter of 2020 and the sale of our owned properties in Palo Alto in December 2019. These decreases were partially offset due to the inclusion of depreciation and amortization expense from property, plant and equipment and intangible assets acquired as part of the Vricon Acquisition on July 1, 2020, compared to no such expense in 2019.

(Gain) loss on orbital receivables allowance

	Year ended December 31,			$ Change	% Change		$ Change	% Change

	2021	2020	2019	2020 to 2021			2019 to 2020
($ millions)
(Gain) loss on orbital receivables allowance	$(49)	$14	$14	$(63)	*	%	$—	—%

*Not meaningful.

During the year ended December 31, 2021, as a result of an increased certainty of collections of the outstanding orbital receivables from our largest customer, due to their emergence from bankruptcy, we recognized a $49 million reversal of our orbital receivables allowance.

During each of the years ended December 31, 2020 and 2019, we recognized a $14 million loss on our orbital receivables allowance within the Space Infrastructure segment. The losses were primarily due to a decrease in the credit rating associated with our largest orbital receivables customer.

Impairment loss

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2021	2020	2019	2020 to 2021		2019 to 2020
($ millions)
Impairment loss	$—	$33	$—	$(33)	(100)%	$33	*	%

*Not meaningful.

During the year ended December 31, 2020, we recognized an impairment loss of $33 million related to the write-off of a $33 million prepaid asset with a commercial provider of ground station services under a contract which was above current market value. In December 2020, we executed a new multi-year contract with the provider for services at reduced cost. As a result of the prior contract being terminated and the new contract being at market value, we concluded the remaining prepaid asset from the prior contract with the provider had no continuing value. There were no impairment losses recorded for the year ended December 31, 2021 or 2019.

Satellite insurance recovery

During the year ended December 31, 2019, we received a satellite insurance recovery of $183 million related to the loss of imaging capability of our WorldView-4 satellite in December 2018. There was no satellite insurance recovery during the year ended December 31, 2021 or 2020.

Loss (gain) on sale of assets

	Year ended December 31,			$ Change	% Change	$ Change	% Change

	2021	2020	2019	2020 to 2021		2019 to 2020
($ millions)
Loss (gain) on sale of assets	$—	$1	$(136)	$(1)	(100)%	$137	(101)%

During the year ended December 31, 2021, we recognized no loss (gain) on sale of assets. During the year ended December 31, 2020, we recognized a $1 million loss on sale of assets. During the year ended December 31, 2019, we recorded a gain of $136 million related to the sale and subsequent leaseback of our owned properties in Palo Alto, California.

Interest expense, net

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2021	2020	2019	2020 to 2021		2019 to 2020
($ millions)
Interest expense:
Interest on long-term debt	$144	$191	$194	$(47)	(25)%	$(3)	(2)%
Loss on debt extinguishment	41	7	22	34	*	(15)	(68)
Interest on orbital securitization liability	4	5	7	(1)	(20)	(2)	(29)
Imputed interest and other	2	2	—	—	—	2	*
Interest expense on advance payments from customers[1]	—	3	15	(3)	(100)	(12)	(80)
Capitalized interest	(40)	(33)	(19)	(7)	21	(14)	74
Interest expense, net	$151	$175	$219	$(24)	(14)%	$(44)	(20)%

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

Interest expense, net decreased to $151 million from $175 million, or by $24 million, for the year ended December 31, 2021 compared to 2020. The decrease was primarily due to a $47 million decrease in interest on long-term debt primarily driven by lower principal balances on the 2023 Notes and Term Loan B (as defined below) due to a repurchase of a portion of the 2023 Notes in the second quarter of 2020, a partial redemption of the 2023 Notes in the first quarter of 2021 and a repayment made on Term Loan B in the second quarter of 2020. These decreases in interest on long-term debt were partially offset by an increase in interest expense following our issuance of the 2027 Notes (as defined below). There was also an increase in capitalized interest of $7 million related to the building of our WorldView Legion satellites. These decreases were partially offset by a $41 million loss on debt extinguishment from the partial redemption of our 2023 Notes using proceeds from the Offering for the year ended December 31, 2021, compared to a $7 million loss on debt extinguishment for 2020.

Interest expense, net decreased to $175 million from $219 million, or by $44 million, for the year ended December 31, 2020 compared to 2019. The decrease was primarily due to a $15 million increase in the loss on debt extinguishment for the year ended December 31, 2019 compared to 2020, an increase in capitalized interest of $14 million related to the building of our WorldView Legion satellites and a $12 million decrease in interest on advance payments from customers.

Other income, net

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2021	2020	2019	2020 to 2021		2019 to 2020
($ millions)
Other income, net	$(8)	$(104)	$(1)	$96	(92)%	$(103)	*	%

*Not meaningful.

Other income, net decreased to $8 million from $104 million, or by $96 million, for the year ended December 31, 2021 compared to 2020. The decrease was primarily driven by a gain of $85 million recorded as a result of the remeasurement of our previously held equity interest in Vricon due to the Vricon Acquisition for the year ended December 31, 2020 which did not recur in 2021. In addition, the decrease was driven by a $3 million foreign exchange loss for the year ended December 31, 2021 compared to a $5 million foreign exchange gain for the year ended December 31, 2020.

Other income, net increased to $104 million from $1 million, or by $103 million, for the year ended December 31, 2020 compared to 2019. The increase was primarily driven by a gain of $85 million recorded as a result of the remeasurement of our previously held equity interest in Vricon due to the Vricon Acquisition. In addition, the increase was driven by a $5 million foreign exchange gain for the year ended December 31, 2020, compared to a $2 million foreign exchange loss for the year ended December 31, 2019.

Income tax (benefit) expense

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2021	2020	2019	2020 to 2021		2019 to 2020
($ millions)
Income tax (benefit) expense	$(13)	$(22)	$5	$9	(41)%	$(27)	*	%

*Not meaningful.

Income tax benefit decreased to $13 million from $22 million, or by $9 million, for the year ended December 31, 2021, compared to 2020. This change was primarily due to a $13 million reduction in the December 31, 2020 estimated federal Base Erosion and Anti-Abuse Tax (“BEAT”) driven by a change in tax strategy enabled by a reduction in forecasted interest expense.

Income tax (benefit) expense changed to a benefit of $22 million from an expense of $5 million, or by $27 million, for the year ended December 31, 2020, compared to 2019. This change was primarily due to the release of a $17 million valuation allowance related to the deferred tax liability recorded in connection with the Vricon Acquisition and the reduction of BEAT estimated at December 31, 2019.

Equity in income from joint ventures, net of tax

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2021	2020	2019	2020 to 2021		2019 to 2020
($ millions)
Equity in income from joint ventures, net of tax	$—	$(1)	$(11)	$1	(100)%	$10	(91)%

There was no equity in income from joint ventures, net of tax for the year ended December 31, 2021 compared to $1 million for 2020. As we acquired Vricon effective July 1, 2020, Vricon’s results were included in our consolidated results from that date forward and are no longer presented in equity in income from joint ventures, net of tax. See Note 5, “Business Combination” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional detail on the Vricon Acquisition.

Equity in income from joint ventures, net of tax for the year ended December 31, 2019, was primarily related to our Vricon joint venture of which we owned an approximately 50% interest prior to completion of the Vricon Acquisition in 2020.

Income (loss) from discontinued operations, net of tax

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2021	2020	2019	2020 to 2021		2019 to 2020
($ millions)
Discontinued operations:
Income from operations of discontinued operations, net of tax	$—	$32	$26	$(32)	(100)%	$6	23%
Gain on disposal of discontinued operations, net of tax	—	317	—	(317)	(100)	317	*
Income from discontinued operations, net of tax	$—	$349	$26	$(349)	(100)%	$323	*	%

*Not meaningful.

There was no income from discontinued operations, net of tax for the year ended December 30, 2021 as the sale of our MDA Business was completed in the second quarter of 2020.

Income (loss) from discontinued operations, net of tax increased to $349 million from $26 million, or by $323 million, for the year ended December 31, 2020, compared to 2019. The increase is primarily driven by the after-tax gain on disposal of the MDA Business of $317 million. The increase was also impacted by a $39 million recovery of a previously recorded liability in relation to the Company’s dispute with a Ukrainian customer for the year ended December 31, 2020.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on two reportable segments: Earth Intelligence and Space Infrastructure. Intrasegment transactions have been eliminated from the segmented financial information discussed below.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2021	2020	2019	2020 to 2021		2019 to 2020
($ millions)
Revenues:
Earth Intelligence	$1,093	$1,081	$1,085	$12	1%	$(4)	(0)%
Space Infrastructure	740	721	706	19	3	15	2
Intersegment eliminations	(63)	(79)	(125)	16	(20)	46	(37)
Total revenues	$1,770	$1,723	$1,666	$47	3%	$57	3%

Adjusted EBITDA:
Earth Intelligence	$492	$513	$548	$(21)	(4)%	$(35)	(6)%
Space Infrastructure	46	(3)	(17)	49	*	14	(82)
Intersegment eliminations	(25)	(27)	(29)	2	(7)	2	(7)
Corporate and other expenses	(89)	(61)	(86)	(28)	46	25	(29)
Total Adjusted EBITDA	$424	$422	$416	$2	0%	$6	1%

*Not meaningful.

Adjusted EBITDA disclosures throughout this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are non-GAAP measures. See “Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA disclosures.

Earth Intelligence

The following table provides selected financial information for the Earth Intelligence segment.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change
	2021	2020	2019	2020 to 2021		2019 to 2020
($ millions)
Total revenues	$1,093	$1,081	$1,085	$12	1%	$(4)	(0)%

Adjusted EBITDA	$492	$513	$548	$(21)	(4)%	$(35)	(6)%
Adjusted EBITDA margin (as a % of total revenues)	45.0%	47.5%	50.5%

Revenues from the Earth Intelligence segment increased to $1,093 million from $1,081 million, or by $12 million, for the year ended December 31, 2021, compared to 2020. The increase was primarily driven by a $48 million increase in revenue from international defense and intelligence customers, a $36 million increase in new and expanded commercial programs and a $7 million increase in revenue from new contracts with the U.S. government. These increases were partially offset by an $80 million decrease in the recognition of deferred revenue related to the EnhancedView Contract. We recognized $80 million of deferred revenue from the EnhancedView Contract for the year ended December 31, 2020, compared to none for the year ended December 31, 2021, as it was fully recognized as of August 31, 2020.

Revenues from the Earth Intelligence segment revenues decreased to $1,081 million from $1,085 million, or by $4 million, for the year ended December 31, 2020, compared to 2019. The decrease was primarily driven by a $40 million decrease in the recognition of deferred revenue related to the EnhancedView Contract. We recognized $120 million of deferred revenue from the EnhancedView Contract for the year ended December 31, 2019, compared to $80 million for the year ended December 31, 2020, as it was fully recognized as of August 31, 2020. These decreases were partially offset by a $15 million increase in revenue from new contracts with the U.S. government, an $11 million increase in revenue from international defense and intelligence customers and a $10 million increase in revenue driven by the inclusion of Vricon’s revenue for two quarters in 2020 compared to none in 2019 as it was accounted for as an equity method investment. Revenue from international defense and intelligence customers increased primarily due to the usage of new direct access facilities which became operational and contracts that signed in the second half of 2019.

Adjusted EBITDA decreased to $492 million from $513 million, or by $21 million, for the year ended December 31, 2021, compared to 2020. The decrease was primarily driven by a decrease in the recognition of deferred revenue related to the EnhancedView Contract as mentioned above. The decrease was also driven by an increase in selling, general and administrative costs due to an increase in labor related expenses driven by an increase in headcount, employee compensation and fringe benefits for the year ended December 31, 2021, compared to 2020. These decreases were partially offset by the expansion of contracts with existing commercial and international defense and intelligence customers contributing to positive program margin growth.

Adjusted EBITDA decreased to $513 million from $548 million, or by $35 million, for the year ended December 31, 2020, compared to 2019. The decrease was primarily driven by a $40 million decrease in the recognition of revenue related to the EnhancedView Contract and a $10 million decrease related to equity in income from our Vricon joint venture which was acquired and consolidated in our results in 2020. These decreases were partially offset by an increase in revenue from new contracts with the U.S. government.

Space Infrastructure

The following table provides selected financial information for the Space Infrastructure segment.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2021	2020	2019	2020 to 2021		2019 to 2020
($ millions)
Total revenues	$740	$721	$706	$19	3%	$15	2%

Adjusted EBITDA	$46	$(3)	$(17)	$49	*	$14	(82)%
Adjusted EBITDA margin (as a % of total revenues)	6.2%	(0.4)%	(2.4)%

*Not meaningful.

Changes in revenues from year to year are influenced by the size, timing and number of satellite contracts awarded in the current and preceding years and the length of the construction period for satellite contracts awarded. Revenues on satellite contracts are recognized using the cost-to-cost method to determine the percentage of completion over the construction period, which typically ranges between 20 to 36 months, and up to 48 months in certain situations. Adjusted EBITDA margins can vary from quarter to quarter due to the mix of our revenues and changes in our estimated total costs at completion (“EAC”) as our risks are retired and as our EACs are increased or decreased based on contract performance. Adjusted EBITDA margins are also impacted by estimated contractual consideration.

Revenues from the Space Infrastructure segment increased to $740 million from $721 million, or by $19 million, for the year ended December 31, 2021, compared to 2020. Revenues increased primarily as a result of an increase in revenues from commercial programs of $87 million due to higher volumes and lower EAC growth primarily due to no COVID-19 program impacts for the year ended December 31, 2021. Revenues were negatively impacted by a $19 million decrease year over year related to our contract with Sirius XM Holdings Inc. (“Sirius XM”). The year ended December 31, 2021, included a $30 million cumulative adjustment to revenue primarily related to the loss of final milestone and expected orbital payments from Sirius XM due to the non-performance of the SXM-7 satellite and other adjustments that were recorded in 2021. After exhausting efforts to fully recover the SXM-7 satellite and further discussions with Sirius XM, in April 2021, we made the determination to record the cumulative adjustment to revenue. In addition, there were $3 million of costs incurred in the first quarter of 2021 related to attempts to repair and fully recover the SXM-7 satellite. The aggregate impact for the year ended December 30, 2021, was $33 million. The $33 million decrease was partially offset by the non-reoccurrence of a $14 million adjustment to revenue due to the identification of a design anomaly on the commercial satellite program, which was recorded for the year ended December 31, 2020. In addition, the total increase in revenues from the Space Infrastructure segment was partially offset by a $49 million decrease in revenues from U.S. government contracts.

Revenues from the Space Infrastructure segment increased to $721 million from $706 million, or by $15 million, for the year ended December 31, 2020, compared 2019. Revenues increased primarily as a result of an increase in volume related to U.S. government contracts of $137 million during the year ended December 31, 2020, compared to the same period in 2019. This increase in revenue was partially offset by the impact of reduced volumes on commercial programs of $122 million including a $9 million impact due to increases in estimated costs and an associated change in the EAC profit margin of a commercial satellite program due to the identification of a design anomaly in the final stage of a testing process. Revenues were also negatively impacted by $27 million of estimated COVID-19 related EAC growth during the period and are included in the above-mentioned results. The increases in the EACs are due to increases in estimated program costs associated with the COVID-19 operating posture and the estimated impact of certain items such as supplier delays and increased labor hours. These costs are considered incremental and separable from normal operations.

Adjusted EBITDA increased to $46 million from a loss of $3 million, or by $49 million, for the year ended December 31, 2021, compared to 2020. The increase in the Space Infrastructure segment was primarily related to a $92 million increase driven by increased volumes on commercial programs which resulted in increased margins and fewer negative EAC impacts during the year as compared to the year ended December 31, 2020, which included negative EAC impacts due to COVID-19. The increase in commercial program margins has been driven by a change in program mix related to the completion of less profitable programs offset by new, more profitable programs. These increases were partially offset by the $19 million reduction in revenue related to the above-mentioned SXM-7 satellite impacts and a $19 million increase in indirect costs and selling, general and administrative costs which was primarily driven by an $11 million increase in research and development expenses.

Adjusted EBITDA was a loss of $3 million compared to a loss of $17 million, or an increase of $14 million, for the year ended December 31, 2020, compared to 2019. The increase in the Space Infrastructure segment is primarily related to higher margins and favorable EACs outside of the estimated COVID-19 impacts discussed below, on commercial programs of $68 million. This has been driven by a change in program mix related to the completion of less profitable programs offset by new, more profitable programs along with $8 million less of program losses on a developmental program for the year ended December 31, 2020, compared to the same period in 2019. The increase in commercial programs are partially offset by an estimated $27 million negative impact related to our COVID-19 operating posture. The increase is also partially offset by a $16 million increase in costs due to a change in the compensation structure from retention payments to bonuses which were not included in segment Adjusted EBITDA in 2019, a $9 million negative impact on the above-mentioned commercial satellite program with a design anomaly and a recovery of a previously reserved amount of $7 million in 2019 which did not reoccur in 2020. The remainder of the change was related to a decrease in cost of product and services and selling, general and administrative expenses.

Corporate and other expenses

Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, retention costs and fees for legal and consulting services.

Corporate and other expenses for the year ended December 31, 2021 increased to $89 million from $61 million, or by $28 million, compared to 2020. The increase was primarily driven by a $14 million increase in selling, general and administrative costs primarily due to an increase in labor related expenses driven by an increase in employee compensation and fringe benefits. There was also an increase in stock-based compensation expense of $5 million primarily due to a higher fair market value of equity awards granted. The increase was also driven by a $3 million foreign exchange loss for the year ended December 31, 2021, compared to a $5 million foreign exchange gain for the year ended December 31, 2020.

Corporate and other expenses for the year ended December 31, 2020 decreased to $61 million from $86 million, or by $25 million, compared to 2019. The decrease was primarily driven by a $24 million decrease in retention costs related to a 2019 program within the Space Infrastructure segment. The decrease was also driven by a $5 million foreign exchange gain for the year ended December 31, 2020, compared to a $2 million foreign exchange loss for the year ended December 31, 2019. These decreases were partially offset by a $13 million increase in stock-based compensation expense primarily driven by a higher stock price.

Intersegment eliminations

Intersegment eliminations are related to projects between our segments, primarily WorldView Legion. Intersegment eliminations decreased for the year ended December 31, 2021 compared to 2020, primarily related to a decrease in satellite construction activity.

Intersegment eliminations decreased for the year ended December 31, 2020 compared to 2019, primarily related to a decrease in satellite construction activity.

BACKLOG

Our backlog by segment from continuing operations is as follows:

	December 31,	December 31,
	2021	2020
($ millions)
Earth Intelligence	$1,028	$880
Space Infrastructure	865	1,024
Total backlog	1,893	1,904
Unfunded contract options	650	856
Total	$2,543	$2,760

Order backlog, representing the estimated dollar value of firm contracts for which work has not yet been performed (also known as the remaining performance obligations on a contract), was $1,893 million as of December 31, 2021 compared to $1,904 million as of December 31, 2020. Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts. Approximately 66% of the total $1,893 million backlog as of December 31, 2021 is expected to be converted into revenue in 2022.

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

Our unfunded contract options totaled $650 million and $856 million as of December 31, 2021 and 2020, respectively. Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of December 31, 2021 were primarily comprised of the option year in the EnhancedView Contract (September 1, 2022 through July 12, 2023) and other U.S. government and commercial customer contracts. In November 2021, the National Reconnaissance Office (“NRO”) announced the release of the Electro-Optical Commercial Layer (“EOCL”) contract Request for Proposal (“RFP”) which is expected to replace the existing EnhancedView Contract. In December 2021, we submitted our response to the EOCL RFP and anticipate the NRO to award EOCL contracts prior to the expiration of the EnhancedView Contract, including remaining option years.

LIQUIDITY & CAPITAL RESOURCES

Our sources of liquidity include cash provided by operations, access to existing credit facilities, collection or securitization of orbital receivables and, when available and efficient, access to the capital markets. We generally maintain limited cash on hand and use available cash to pay down borrowings on our Syndicated Credit Facility (as defined below). Our primary short-term cash requirements are to fund working capital, including requirements on long-term construction contracts (including our geostationary satellite contracts), fixed overhead costs and to fund increased capital expenditures, including the construction of our WorldView Legion satellites. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term construction contracts.

Our medium-term to long-term cash requirements are to service and repay debt and make investments, including in facilities, equipment, technologies and research and development for growth initiatives. These capital investments include investments to replace the capability or capacity of satellites which have or will go out of service in the future. Over the near-term to medium-term, it is also possible that our customers may fully or partially fund the construction of additional Legion satellites. Cash is also used to pay dividends and finance other long-term strategic business initiatives.

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

We have significant purchase obligations in the normal course of business for goods and services, under agreements with defined terms as to quantity, price and timing of delivery. Purchase obligations represent open purchase orders and other commitments for the purchase or construction of property, plant and equipment or intangible assets, operational commitments related to remote ground terminals, or with subcontractors on long-term construction contracts that we have with customers in the normal course of business. As of the year ended December 31, 2021, we had total short-term purchase obligations of $324 million and total long-term purchase obligations of $127 million. These amounts are based on volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers.

We also have short and long-term requirements to fund our pension plans within the Space Infrastructure segment. Funding requirements under applicable laws and regulations are a major consideration in making contributions to our pension plans. Failure to satisfy the minimum funding thresholds with respect to appropriate laws and regulations could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our qualified pension plan, we intend to contribute annually not less than the required minimum funding thresholds. In December 2020, we prefunded $16 million related to our qualified pension plan. Due to the December 2020 prefunding, there were no required contributions for our qualified pension plan for the year ended December 31, 2021. In addition, the American Rescue Plan Act of 2021 includes provisions for pension funding relief in future periods. We have elected to take advantage of these provisions and anticipate lower required contributions for our qualified pension plan in the upcoming years. The Company has no further required contributions on its qualified pension plan for the year ended December 31, 2022.

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

We believe that our cash from operating activities generated from continuing operations, together with available borrowings under our Revolving Credit Facility, will be adequate for the next twelve months and the foreseeable future to meet our anticipated uses of cash flow, including working capital, capital expenditure, debt service costs, dividend and other commitments. While we intend to reduce debt over time using cash provided by operations, we may also seek to meet long-term debt obligations, if necessary, and fund future capital investments by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings, proceeds from dispositions or other third-party sources.

Summary of cash flows

	Year Ended December 31,
	2021	2020	2019
($ millions)
Cash provided by operating activities - continuing operations	$294	$243	$258
Cash (used in) provided by operating activities - discontinued operations	(13)	(54)	59
Cash provided by operating activities	281	189	317
Cash used in investing activities - continuing operations	(234)	(406)	(6)
Cash provided by (used in) investing activities - discontinued operations	—	723	(7)
Cash (used in) provided by investing activities	(234)	317	(13)
Cash used in financing activities - continuing operations	(31)	(555)	(208)
Cash used in financing activities - discontinued operations	—	(24)	(30)
Cash used in financing activities	(31)	(579)	(238)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	—	(5)	—
Cash, cash equivalents, and restricted cash, beginning of year	31	109	43
Cash, cash equivalents, and restricted cash, end of period	$47	$31	$109

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

Cash provided by operating activities related to continuing operations increased to $294 million from $243 million, or by $51 million, for the year ended December 31, 2021 compared to 2020. This change was primarily driven by favorable changes in working capital for the year ended December 31, 2021, compared to 2020.

Cash provided by operating activities related to continuing operations decreased to $243 million from $258 million, or by $15 million, for the year ended December 31, 2020 compared to 2019. This change was primarily driven by favorable changes in working capital for the year ended December 31, 2020, compared to 2019, offset by the insurance proceeds of $183 million related to the loss of the WorldView-4 satellite received in the year ended December 31, 2019.

Investing activities

Cash used in investing activities related to continuing operations decreased to $234 million from $406 million, or by $172 million, in the year ended December 31, 2021 compared to 2020. The primary investing activities included expenditures on property, plant and equipment of $135 million and $221 million, for the years ended December 31, 2021 and 2020, respectively, and investments in software of $99 million and $87 million, for the years ended December 31, 2021 and 2020, respectively. Property, plant and equipment expenditures in 2021 and 2020 primarily related to the build of our WorldView Legion satellites. During the year ended December 31, 2020, we also used cash of $120 million, net of cash received, to acquire the remaining interest in Vricon

Cash used in investing activities related to continuing operations increased to $406 million from $6 million, or by $400 million, for the year ended December 31, 2020 compared to 2019. The primary investing activities included expenditures on property, plant and equipment of $221 million and $257 million, for the years ended December 31, 2020 and 2019, respectively, and investments in software of $87 million and $57 million, for the years ended December 31, 2020 and 2019, respectively. Property, plant and equipment expenditures in 2020 and 2019 primarily related to the build of our WorldView Legion satellites. During the year ended December 31, 2020, we also used cash of $120 million, net of cash received, to acquire the remaining interest in Vricon. In 2019, these expenditures were partially offset by net proceeds of $280 million from the sale and subsequent leaseback of our properties in Palo Alto, California. California. Cash used in investing activities was also partially offset by a return of capital from discontinued operations of $20 million and $28 million, for the years ended December 31, 2020 and 2019, respectively.

Financing activities

Cash used in financing activities related to continuing operations decreased to $31 million from $555 million, or by $524 million, for the year ended December 31, 2021 compared to 2020. During the year ended December 31, 2021, cash used in financing activities from continuing operations included a repurchase of the 2023 Notes of $384 million, settlement of a securitization liability of $13 million and debt repayments of $10 million, partially offset by proceeds from issuance of common stock of $380 million. During the year ended December 31, 2020, cash used in financing activities from continuing operations included debt repayments of $525 million, a repurchase of the 2023 Notes of $169 million and settlement of securitization liability of $11 million, partially offset by net proceeds from bank borrowings of $147 million.

Cash used in financing activities related to continuing operations increased to $555 million from $208 million, or by $347 million, for the year ended December 31, 2020 compared to 2019. During the year ended December 31, 2020, cash used in financing activities from continuing operations included debt repayments of $525 million, a repurchase of the 2023 Notes of $169 million, and settlement of securitization liability of $11 million, partially offset by net proceeds from the issuance of the 2027 Notes of $147 million. During the year ended December 31, 2019, cash used in financing activities from continuing operations included net proceeds from bank borrowings of $980 million offset by debt repayments of $1,115 million, debt issuance costs and fees paid to creditors of $24 million, repurchases of orbital receivables of $24 million and settlement of securitization liability of $20 million.

Long-term debt

The following table summarizes our long-term debt:

	December 31,	December 31,
	2021	2020
($ millions)
Syndicated Credit Facility:
Term Loan B	$1,444	1,444
2023 Notes	500	850
2027 Notes	150	150
Deferred financing	26	32
Debt discount and issuance costs	(39)	(57)
Obligations under finance leases and other	5	3
Total long-term debt	$2,086	$2,422

Syndicated Credit Facility

As of December 31, 2021, the senior secured syndicated credit facility (“Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility in an aggregate capacity of up to $500 million maturing in December

2023 (“Revolving Credit Facility”) and (ii) a senior secured first lien term B facility in an original aggregate principal amount of $2.0 billion maturing in October 2024 (“Term Loan B”). The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of December 31, 2021 and December 31, 2020, we had $28 million and $31 million, respectively, of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

Senior Secured Notes due 2023

In December 2019, we issued $1.0 billion in aggregate principal amount of 2023 Notes in a private placement to institutional buyers. The 2023 Notes were issued at a price of 98% and are recorded as long-term debt in our Consolidated Financial Statements. The 2023 Notes bear interest at the rate of 9.75% per year, payable semi-annually in cash in arrears, for which interest payments commenced in June 2020. The 2023 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility.

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

See Note 12, “Long-term debt and interest expense, net” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for further details on our long-term debt.

Securitization liability

We have in place a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less, discounted to face value using prevailing market rates. During the years ended December 31, 2021 and 2020, we did not sell or repurchase any orbital receivables. During the year ended December 31, 2019, we did not sell any eligible receivables and repurchased $24 million of specifically identified orbital receivables. The orbital receivables were repurchased as a result of our customer transferring the obligation to another entity which did not meet the credit criteria of our lenders.

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

Off-balance sheet arrangements

As of December 31, 2021, we had no outstanding foreign exchange sales contracts. As of December 31, 2021, we had certain letters of credit of $28 million guaranteed by the Syndicated Credit Facility, while indemnified by us. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

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

Space Infrastructure

Revenue in the Space Infrastructure segment is primarily generated from long-term construction contracts. Due to the long-term nature of these contracts, we generally recognize revenue over time using the cost-to-cost method to measure progress. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to EAC. Revenue recognition is also contingent on estimated contractual consideration. An EAC includes all direct costs and indirect costs directly attributable to a program or allocable based on program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes to an EAC or estimated contractual consideration are recorded as a cumulative adjustment to revenue.

Our cost estimation process is based on the professional knowledge of our engineering, program management and financial professionals and draws on their significant experience and judgment. We prepare EACs for our contracts and calculate estimated revenues and costs over the life of our contracts. Since our contracts typically span a period of several years, estimation of revenue, cost and progress toward completion requires the use of judgment. Judgments and estimates are re-assessed at least quarterly with most estimates being updated on a monthly basis. Adjustments in estimates could have a material impact on revenue recognition based on the significance of the adjustments. Factors considered in these estimates include our historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, availability and cost of materials, components and subcontracts, the risk and impact of delayed performance and the level of indirect cost allocations.

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

Income Taxes

We are subject to income taxes in the United States, Sweden and other foreign jurisdictions. We compute the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the currently enacted tax rates that are expected to apply in years in which they are expected to be paid for or realized. All deferred income taxes are classified as non-current on our Consolidated Balance Sheets. Significant judgments are required in order to determine the realizability of tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future sources of taxable income, carry-forward periods available, the existence of prudent and feasible tax planning strategies and other relevant factors.

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

We define EBITDA as earnings before interest, taxes, depreciation and amortization, Adjusted EBITDA as EBITDA adjusted for certain items affecting the comparability of our ongoing operating results as specified in the calculation and Adjusted EBITDA margin as Adjusted EBITDA divided by revenue. Certain items affecting the comparability of our ongoing operating results between periods include restructuring, impairments, insurance recoveries, gain (loss) on sale of assets, CEO severance, (gain) loss on orbital receivables allowance and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Management believes that exclusion of these items assists in providing a more complete understanding of our underlying results and trends, and management uses these measures along with the corresponding U.S. GAAP financial measures to manage our business, evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. Adjusted EBITDA is a measure being used as a key element of our incentive compensation plan. The Syndicated Credit Facility also uses Adjusted EBITDA in the determination of our debt leverage covenant ratio. The definition of Adjusted EBITDA in the Syndicated Credit Facility includes a more comprehensive set of adjustments that may result in a different calculation therein.

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

The table below reconciles our net income (loss) to EBITDA and Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
($ millions)
Net income	$46	$303	$109
Income tax (benefit) expense	(13)	(22)	5
Interest expense, net	151	175	219
Interest income	(3)	(3)	(2)
Depreciation and amortization	290	348	376
EBITDA	$471	$801	$707
Income from discontinued operations, net of tax	—	(349)	(26)
Restructuring	2	—	18
Transaction and integration related expense	1	7	16
(Gain) loss on orbital receivables allowance	(49)	14	14
Impairment losses, including inventory	—	33	3
Insurance recoveries	(1)	—	(183)
Loss (gain) on sale of assets	—	1	(136)
CEO severance	—	—	3
Gain on remeasurement of Vricon equity interest	—	(85)	—
Total Adjusted EBITDA	$424	$422	$416

Adjusted EBITDA:
Earth Intelligence	492	513	548
Space Infrastructure	46	(3)	(17)
Intersegment eliminations	(25)	(27)	(29)
Corporate and other expenses	(89)	(61)	(86)
Total Adjusted EBITDA	$424	$422	$416

Net income margin	2.6%	17.6%	6.5%
Total Adjusted EBITDA margin	24.0%	24.5%	25.0%

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate borrowings under our Syndicated Credit Facility, which is comprised of the Revolving Credit Facility and Term Loan B. We use interest rate swap agreements to manage interest rate risk associated with cash outflows from long-term debt.

There was $1.44 billion outstanding under our Syndicated Credit Facility as of December 31, 2021 and 2020, respectively. Term Loan B bears interest equal to, at our option, either (i) U.S. dollar LIBOR plus 275 basis points per annum, or (ii) adjusted base rate, plus a margin of 175 basis points per annum. In April 2018, we entered into interest rate swap agreements in order to fix the base interest rate to be paid over an aggregate amount of $1 billion of our variable rate long-term debt, at an average rate of 2.56% (excluding the margin specified in the Syndicated Credit Facility). In April 2021, $500 million of these interest rate swaps matured and on June 15, 2021, we entered into new interest rate swap agreements at a notional value of $500 million. As of December 31, 2021, an aggregate amount of $1 billion of our variable rate long-term debt is fixed at an average rate of 1.43% plus the applicable margin described below.

The Revolving Credit Facility bears interest at a rate equal to, at our option, either (i) U.S. dollar LIBOR, plus a margin of 120 - 425 basis points per annum, based on our total leverage ratio, or (ii) adjusted base rate, plus a margin of 20 - 325 basis points per annum, based on our total leverage ratio.

Based upon the amounts outstanding under the Syndicated Credit Facility, net of the interest rate swaps and assuming the amounts were outstanding for a full calendar year, a 50 basis point increase in interest rates would increase interest expense under the Syndicated Credit Facility by approximately $2 million for both the years ended December 31, 2021 and 2020. We may decide in future periods to engage in hedging transactions to further mitigate the interest rate risk under our Syndicated Credit Facility.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Maxar Technologies Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for income taxes due to the adoption of Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) as of January 1, 2020.

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

Revenue recognition for certain long-term fixed-price contracts in the Space Infrastructure segment

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company generally recognizes revenue over time using the cost-to-cost method to measure progress. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion (EAC). An EAC includes all direct costs and indirect costs directly attributable to a program or allocable based on program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes to an EAC are recorded as a cumulative adjustment to revenue.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate costs to complete for fixed-price, long-term contracts. This included controls over estimated labor and subcontractor costs. For certain contracts, we compared the Company’s original or prior period estimate of total contract costs to be incurred to changes in total actual and estimated future contract costs to be incurred to assess the Company’s ability to estimate costs. We inquired of financial and operational personnel of the Company and inspected supporting documents to identify factors that should be considered within the cost to complete estimates for indications of possible management bias. We evaluated the Company’s estimated costs to complete by:

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
February 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Maxar Technologies Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Maxar Technologies Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Denver, Colorado
February 22, 2022

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended
	December 31,
	2021	2020	2019
Revenues:
Product	$678	$633	$560
Service	1,092	1,090	1,106
Total revenues	1,770	1,723	1,666
Costs and expenses:
Product costs, excluding depreciation and amortization	601	615	593
Service costs, excluding depreciation and amortization	383	378	382
Selling, general and administrative	369	332	325
Depreciation and amortization	290	348	376
(Gain) loss on orbital receivables allowance	(49)	14	14
Impairment loss	—	33	—
Satellite insurance recovery	—	—	(183)
Loss (gain) on sale of assets	—	1	(136)
Operating income	176	2	295
Interest expense, net	151	175	219
Other income, net	(8)	(104)	(1)
Income (loss) before taxes	33	(69)	77
Income tax (benefit) expense	(13)	(22)	5
Equity in income from joint ventures, net of tax	—	(1)	(11)
Income (loss) from continuing operations	46	(46)	83
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	32	26
Gain on disposal of discontinued operations, net of tax	—	317	—
Income from discontinued operations, net of tax	—	349	26
Net income	$46	$303	$109

Basic net income per common share:
Income (loss) from continuing operations	$0.65	$(0.76)	$1.39
Income from discontinued operations, net of tax	—	5.75	0.44
Basic net income per common share	$0.65	$4.99	$1.83

Diluted net income per common share:
Income (loss) from continuing operations	$0.63	$(0.76)	$1.38
Income from discontinued operations, net of tax	—	5.75	0.43
Diluted net income per common share	$0.63	$4.99	$1.81

See accompanying notes to the Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Comprehensive Income

(In millions)

	Year Ended
	December 31,
	2021	2020	2019
Net income	$46	$303	$109
Other comprehensive (income) loss, net of tax:
Foreign currency translation adjustments	(2)	(47)	15
Reclassification of currency translation adjustment to gain on disposal of discontinued operations	—	(68)	—
Unrealized gain (loss) on interest rate swaps	19	(3)	(12)
Gain (loss) on pension and other postretirement benefit plans	50	(43)	(26)
Other comprehensive income (loss), net of tax	67	(161)	(23)
Comprehensive income, net of tax	$113	$142	$86

[1]	Included within Foreign currency translation adjustments is a net gain on hedge of net investment in foreign operations of $47 million and $5 million for the years ended December 31, 2020 and 2019.

See accompanying notes to the Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Consolidated Balance Sheets

(In millions)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$47	$27
Trade and other receivables, net	355	327
Inventory, net	39	31
Advances to suppliers	31	24
Prepaid assets	35	38
Other current assets	22	21
Total current assets	529	468
Non-current assets:
Orbital receivables, net	368	361
Property, plant and equipment, net	940	883
Intangible assets, net	787	895
Non-current operating lease assets	145	163
Goodwill	1,627	1,627
Other non-current assets	102	86
Total assets	$4,498	$4,483
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$75	$115
Accrued liabilities	43	65
Accrued compensation and benefits	111	105
Contract liabilities	289	278
Current portion of long-term debt	24	8
Current operating lease liabilities	42	41
Other current liabilities	38	51
Total current liabilities	622	663
Non-current liabilities:
Pension and other postretirement benefits	134	192
Operating lease liabilities	138	158
Long-term debt	2,062	2,414
Other non-current liabilities	79	120
Total liabilities	3,035	3,547
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized; 72.7 million and 61.2 million issued and outstanding at December 31, 2021 and 2020, respectively)	—	—
Additional paid-in capital	2,235	1,818
Accumulated deficit	(720)	(763)
Accumulated other comprehensive loss	(53)	(120)
Total Maxar stockholders' equity	1,462	935
Noncontrolling interest	1	1
Total stockholders' equity	1,463	936
Total liabilities and stockholders' equity	$4,498	$4,483

See accompanying notes to the Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended
	December 31,
	2021	2020	2019
Cash flows (used in) provided by:
Operating activities:
Net income	$46	$303	$109
Income from operations of discontinued operations, net of tax	—	(32)	(26)
Gain on disposal of discontinued operations, net of tax	—	(317)	—
Income (loss) from continuing operations	46	(46)	83
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	290	348	376
Stock-based compensation expense	45	43	20
Amortization of debt issuance costs and other non-cash interest expense	15	16	11
Gain on remeasurement of Vricon equity interest	—	(85)	—
Loss from early extinguishment of debt	41	7	22
(Gain) loss on orbital receivables allowance	(49)	14	14
Cumulative adjustment to SXM-7 revenue	30	—	—
Impairment losses, including inventory	—	33	3
Deferred income tax benefit	—	(17)	—
Loss (gain) on sale of assets	—	1	(136)
Other	15	1	(4)
Changes in operating assets and liabilities:
Trade and other receivables, net	(20)	33	(20)
Accounts payable and liabilities	(95)	(84)	17
Contract liabilities	10	5	(117)
Prepaid and other assets	(18)	(19)	(21)
Other	(16)	(7)	10
Cash provided by operating activities - continuing operations	294	243	258
Cash (used in) provided by operating activities - discontinued operations	(13)	(54)	59
Cash provided by operating activities	281	189	317
Investing activities:
Purchase of property, plant and equipment and development or purchase of software	(234)	(308)	(314)
Acquisition, net of cash acquired	—	(120)	—
Return of capital from discontinued operations	—	20	28
Sale of assets	—	—	280
Other	—	2	—
Cash used in investing activities - continuing operations	(234)	(406)	(6)
Cash provided by (used in) investing activities - discontinued operations	—	723	(7)
Cash (used in) provided by investing activities	(234)	317	(13)
Financing activities:
Repurchase of 2023 Notes, including premium	(384)	(169)	—
Net proceeds from issuance of common stock	380	—	—
Net proceeds from issuance of 2027 Notes and 2023 Notes	—	147	980
Net payment from Revolving Credit Facility	—	—	(595)
Settlement of securitization liability	(13)	(11)	(20)
Repurchase of orbital receivables	—	—	(24)
Refinancing fees paid to creditors	—	—	(20)
Repayments of long-term debt	(10)	(525)	(523)
Other	(4)	3	(6)
Cash used in financing activities - continuing operations	(31)	(555)	(208)
Cash used in financing activities - discontinued operations	—	(24)	(30)
Cash used in financing activities	(31)	(579)	(238)
Increase (decrease) in cash, cash equivalents, and restricted cash	16	(73)	66
Effect of foreign exchange on cash, cash equivalents, and restricted cash	—	(5)	—
Cash, cash equivalents, and restricted cash, beginning of year	31	109	43
Cash, cash equivalents, and restricted cash, end of period	$47	$31	$109

Reconciliation of cash flow information:
Cash and cash equivalents	$47	$27	$105
Restricted cash included in prepaid and other current assets	—	4	1
Restricted cash included in other non-current assets	—	—	3
Total cash, cash equivalents, and restricted cash	$47	$31	$109

See accompanying notes to the Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In millions, except per share amounts)

					Accumulated other
	Common stock		Additional	Accumulated	comprehensive	Noncontrolling	Total stockholders’
	Shares	Amount	paid-in capital	deficit	income (loss)	interest	equity
Balance as of December 31, 2018	59.4	$1,713	$59	$(1,170)	$64	$1	$667
Reclassification of APIC due to domestication	—	(1,713)	1,713	—	—	—	—
Common stock issued under employee stock purchase plan	0.2	—	1	—	—	—	1
Common stock issued upon vesting or exercise of stock-based compensation awards	0.3	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	11	—	—	—	11
Dividends ($0.04 per common share)	—	—	—	(3)	—	—	(3)
Comprehensive income (loss)	—	—	—	109	(23)	—	86
Balance as of December 31, 2019	59.9	$—	$1,784	$(1,064)	$41	$1	$762
Reclassification of stock-based compensation awards	—	—	4	—	—	—	4
Common stock issued under employee stock purchase plan	0.6	—	6	—	—	—	6
Common stock issued upon vesting or exercise of stock-based compensation	0.7	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	24	—	—	—	24
Dividends ($0.04 per common share)	—	—	—	(2)	—	—	(2)
Comprehensive income (loss)	—	—	—	303	(161)	—	142
Balance as of December 31, 2020	61.2	$—	$1,818	$(763)	$(120)	$1	$936
Common stock issuance, net of transaction fees	10.0	—	380	—	—	—	380
Common stock issued under employee stock purchase plan	0.3	—	8	—	—	—	8
Equity classified stock-based compensation expense	1.2	—	29	—	—	—	29
Dividends ($0.04 per common share)	—	—	—	(3)	—	—	(3)
Comprehensive income	—	—	—	46	67	—	113
Balance as of December 31, 2021	72.7	$—	$2,235	$(720)	$(53)	$1	$1,463

See accompanying notes to the Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Tabular amounts in millions of dollars, unless otherwise noted)

1.  GENERAL BUSINESS DESCRIPTION

Maxar Technologies Inc. (the “Company” or “Maxar”) is a provider of comprehensive space solutions and secure, precise, geospatial intelligence. Maxar helps government and commercial customers monitor, understand and navigate our changing planet; deliver global broadband communications; and explore and advance the use of space. The Company’s approach combines decades of deep mission understanding and a proven commercial and defense foundation to deploy solutions and deliver insights with speed, scale and cost effectiveness. Maxar’s stock trades on the New York Stock Exchange and Toronto Stock Exchange under the symbol “MAXR.”

On January 1, 2019, the Company completed a reorganization of its corporate structure pursuant to which the Company directly acquired all of the issued and outstanding shares of Maxar Technologies Ltd. (“Maxar Canada”), and the Company replaced Maxar Canada as the publicly-held parent company of the Maxar group (“U.S. Domestication”).

Completion of the sale of MDA

On April 8, 2020, the Company completed the sale of its former Canadian subsidiary (“MDA Business”), to Neptune Acquisition Inc. (“MDA Purchaser”), a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. (“MDA Transaction”). This divestiture represented a strategic shift in the Company’s business and, in accordance with U.S. GAAP, the MDA Business qualified as a discontinued operation. As a result, the operating results and cash flows related to the MDA Business have been reflected as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. The assets and liabilities sold met the requirements to be classified within the Consolidated Balance Sheets under a held for sale designation as of December 31, 2019. See Note 4 for details.

Acquisition of Vricon

On July 1, 2020, the Company closed the acquisition of Vricon, Inc. (“Vricon”) by purchasing the remaining 50% ownership interest in Vricon (“Vricon Acquisition”). See Note 5 for details.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

The Consolidated Financial Statements include the accounts of Maxar Technologies Inc., and all consolidated subsidiary entities. The Company’s Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission. All intercompany balances and transactions are eliminated on consolidation.

The Company's Consolidated Financial Statements are presented in U.S. dollars and have been prepared on a historical cost basis, except for certain financial assets and liabilities including derivative financial instruments which are stated at fair value.

Unless otherwise indicated, amounts provided in the Notes to the Consolidated Financial Statements pertain to continuing operations (See Note 4 for information on discontinued operations).

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

The Company determines if a contract is or contains a lease at inception based on whether it conveys the right to control the use of an identified asset. The Company recognizes lease liabilities and right-of-use assets based on the present value of the future minimum lease payments over the lease term at the commencement date. Right-of-use assets are adjusted for any prepayments, lease incentives received and initial direct costs incurred. If the rate implicit in the lease is not readily determinable, the Company’s incremental borrowing rate with a similar term to the lease term is used to determine the present value of future payments and appropriate lease classification. The lease term includes renewal options that are reasonably certain to be exercised. The Company elected the practical expedient not to separate lease and non-lease components. The Company also elected to include in minimum lease payments any executory costs that are part of the fixed lease payment.

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

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results when the business is classified as held for sale. The results of discontinued operations are reported in Income from discontinued operations, net of tax in the Consolidated Statements of Operations for current and prior periods, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Assets and liabilities of a discontinued operation are reported separately in the Consolidated Balance Sheets as held for sale and classified as either current or non-current in the prior periods. If it is probable that the sale will occur and proceeds will be collected within

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

one year of meeting the held for sale criteria both assets and liabilities classified as held for sale are reported in the current period Consolidated Balance Sheet as current.

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

Revenue recognition

Revenue is recognized in accordance with the five-step model set forth by Accounting Standards Codification (“ASC”) 606, which involves identification of the contract(s), identification of performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the previously identified performance obligations and recognition of revenue as the performance obligations are satisfied.

Revenue is measured at the fair value of consideration received or receivable, net of discounts as of the date of the transaction. When consideration received from customers includes advance payments that contain a financing element, the Company imputes interest on such advance payments and recognizes such amounts as a component of revenue.

Contract costs generally include direct costs such as materials, labor and subcontract costs. Costs are expensed as incurred except for incremental costs incurred to obtain or fulfill a contract, which are capitalized and amortized on a systematic basis consistent with the transfer of goods or services to the customer to which the capitalized costs relate. As of December 31, 2021 and 2020, current costs to obtain or fulfill a contract were $8 million and $6 million, respectively, and are included in Other current assets within the Consolidated Balance Sheets. As of December 31, 2021 and 2020, non-current costs to obtain or fulfill a contract were $47 million and $41 million, respectively, and are included in Other non-current assets within the Consolidated Balance Sheets.

Space Infrastructure

Revenue in the Space Infrastructure segment is primarily generated from long-term construction contracts. Due to the long-term nature of these contracts, the Company generally recognizes revenue over time using the cost-to-cost method to measure progress. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs at completion ("EAC"). Revenue recognition is also contingent on estimated contractual consideration. An EAC includes all direct costs and indirect costs directly attributable to a program or allocable based on program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes to an EAC or estimated contractual consideration are recorded as a cumulative adjustment to revenue.

Satellite construction contracts may include performance incentives whereby payment for a portion of the purchase price is contingent upon in-orbit performance of the satellite. These performance incentives are structured in two forms. As a warranty payback, the customer pays the entire amount of the performance incentive during the period of the satellite construction and such incentives are subject to refund if satellite performance does not achieve certain predefined operating specifications. As an orbital receivable, the customer makes payment of performance incentives over the in-orbit life of the satellite. Performance incentives, whether warranty payback or orbital receivables, are included in revenue during the construction period to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. In addition to the in-orbit performance incentives, satellite construction contracts may include liquidated damages clauses. Liquidated damages can be incurred on programs as a result of delays due to slippage or for programs

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

which fail to meet all milestone requirements as outlined within the contractual arrangements with customers. Losses related to liquidated damages result in a reduction of revenue recognized and are recorded in the period in which, based on available facts and circumstances, management believes it is probable that liquidated damages will be incurred and enforced.

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

EnhancedView Follow-On Contract – The EnhancedView Follow-On contract (“EnhancedView Contract”) includes one performance obligation to deliver a certain amount of capacity to the U.S. government over the 10-year contractual term that ended on August 31, 2020. While other promised goods or services exist in the EnhancedView Contract, none are considered distinct and, thus, do not represent separate performance obligations. Revenue is recognized as capacity is provided to the customer. As a consistent amount of capacity is being made available, revenue is recognized on a ratable basis. In 2018, the Company signed an agreement that added three option years to the EnhancedView Contract extending the term to August 21, 2023. The Company determined that these option years do not provide a material right to the customer, and therefore do not give rise to additional performance obligations. As each option year is exercised, the consideration payable by the U.S. government will be recognized as revenue as capacity is provided over that option year. The second option year was exercised on July 15, 2021, for a one-year term ending on August 31, 2022. In November 2021, the National Reconnaissance Office (“NRO”) announced the release of the Electro-Optical Commercial Layer (“EOCL”) contract Request for Proposal (“RFP”) which is expected to replace the existing EnhancedView Contract. In December 2021, the Company submitted a response to the EOCL RFP and anticipates the NRO to award EOCL contracts prior to expiration of the EnhancedView Contract, including remaining option years.

Direct Access Program – Direct Access Program arrangements generally include construction of the direct access facility, access to the satellites to task and download imagery and facility maintenance services. The facility is generally delivered at the beginning of the contractual period of performance with access and maintenance services delivered over the duration of the contractual term. Under ASC 606, the Company has determined that two performance obligations exist; the access and related non-distinct promised goods and services are included together as a combined performance obligation with maintenance services representing a standalone performance obligation. Where a direct access facility is to be constructed under a new Direct Access Program or upgraded to maintain an existing level of service, the access and the facility are considered a single combined performance obligation as the customer cannot benefit from the facility on its own or with other readily available resources. The transaction price allocated to the combined performance obligation is recognized as access minutes are consumed during the contractual period. The remaining transaction price allocated to the maintenance services is recognized ratably over the maintenance period.

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

Research and development

Research and development costs are expensed in the period incurred. For the years ended December 31, 2021, 2020 and 2019, the Company expensed research and development costs of $27 million, $15 million, and $10 million, respectively, in Selling, general and administrative expense within the Consolidated Statements of Operations.

Implementation costs incurred in cloud computing arrangements

Deferred implementation costs for hosted cloud computing service arrangements are stated at historical cost and amortized on a straight-line basis over the term of the hosting arrangement to which the implementation costs relate to, including any probable renewals. Deferred implementation costs for these arrangements are included in Prepaid assets and Other non-current assets in the Consolidated Balance Sheets and amortized to the same line item as the related hosting fees in the Consolidated Statements of Operations. There was no amortization for the years ended December 31, 2021, 2020 or 2019. The cash flows for deferred implementation costs and fees for the associated hosting arrangements are reporting in the same line within operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2021 and 2020, deferred implementation costs for cloud computing arrangements were $20 million and $2 million, respectively.

Interest expense, net

Interest expense, net is comprised of borrowing cost on debt, interest expense on advance payments from customers and other liabilities, interest expense on the orbital securitization liability and losses incurred on the extinguishment of debt, net of capitalized interest.

Debt issuance costs related to the Company’s revolving line of credit are recorded in Prepaid assets and in Other non-current assets in the Consolidated Balance Sheets. Debt issuance costs and debt discount related to the Company’s term loan and senior secured notes are recorded as a direct deduction from the carrying amount of the related debt.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Derivative financial instruments and hedging activities

Derivative financial instruments used by the Company consist of foreign currency forward contracts and interest rate swap agreements. The Company uses foreign currency forward contracts to manage foreign exchange risk associated with the cash flows from long-term construction contracts where some portion of the cash flows are denominated in foreign currencies as part of the normal course of business. The Company uses interest rate swap agreements to manage interest rate risk associated with cash outflows from long-term debt. Derivative financial instruments are measured at fair value and are included as components of Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. When derivative financial instruments are designated in a qualifying hedging relationship and hedge accounting is applied, the effectiveness of the hedges is measured at the end of each reporting period and the effective portion of changes in fair value are deferred in Accumulated other comprehensive income (loss). Amounts deferred in Accumulated other comprehensive income (loss) are reclassified to income when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in income in each period. Cash transactions related to the Company’s derivative contracts accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. For foreign exchange contracts not in a qualifying hedging relationship, changes in fair value are recognized immediately as a foreign exchange gain or loss in Other (income) expense, net within the Consolidated Statements of Operations.

Hedge accounting is discontinued when the hedging instrument expires or is sold, terminated, exercised or no longer qualifies for hedge accounting. At that time, if the forecasted transaction within a cash flow hedge remains probable, any cumulative gain or loss on the hedging instrument recognized in Other comprehensive income (loss) is retained in equity until the forecasted transaction occurs. If the forecasted transaction is no longer expected to occur, the net cumulative gain or loss previously recognized in other comprehensive income is transferred to income. As of January 1, 2019, the Company discontinued hedge accounting on foreign exchange forward contracts related to its manufacturing and service programs.

The Company does not offset the fair value amounts recognized with derivative instruments against the change in fair value of assets, liabilities or firm commitments executed with the same counterparty under a master netting agreement.

Cash, cash equivalents and restricted cash

Cash and cash equivalents is comprised of cash on hand, cash balances with banks and similar institutions and term deposits redeemable within three months or less from date of acquisition with banks and similar institutions. Restricted cash is excluded from cash and cash equivalents and is included in Other current assets or Other non-current assets in the Consolidated Balance Sheets.

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Orbital Receivables

Orbital receivables relate to performance incentives due under certain satellite construction contracts that are paid over the in-orbit life of the satellite. Orbital receivables are recognized as revenue when measuring progress under the cost-to-cost method during the construction period. The interest portion of the in-orbit payments is recognized as orbital revenue. Current orbital receivables are included in Trade and other receivables, net and long-term orbital receivables are included in Non-current assets, net of allowances in the Consolidated Balance Sheets.

The Company records an allowance on its orbital receivables when, based on current events and circumstances, it believes it is probable that the outstanding amounts will not be collected. The Company utilizes customer credit ratings, expected credit loss and other credit quality indicators, as well as contractual terms to evaluate the collectability of orbital receivables on a quarterly basis. When qualitative factors indicate that all or a portion of an outstanding orbital receivable is uncollectable, a fair value assessment is performed using a discounted cash flow model as an indicator to determine whether an increase in the allowance is necessary. Increases and decreases in the orbital receivables allowance are included in (Gain) loss on orbital receivables allowance in the Consolidated Statements of Operations.

If the Company does not fulfill its performance obligation associated with its orbital receivables, a write-off of those orbital receivables will occur resulting in a reduction in the contractual value and revenue recognition associated with the performance obligation.

The Company has a revolving securitization facility agreement with an international financial institution. Under the terms of the agreement, the Company may offer to sell eligible orbital receivables from time to time with terms of seven years or less, discounted to face value using prevailing market rates.

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

Investments

Short-term investments consist of mutual funds and financial instruments purchased with a term to maturity at inception between three months and one year. Short-term investments are measured at fair value through net income. Short-term investments are included within Other current assets in the Consolidated Balance Sheets.

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

The Company’s most significant joint venture was Vricon, a joint venture with Saab AB, specializing in the production of 3D models using high resolution imagery. On July 1, 2020, the Company closed the acquisition of Vricon by purchasing the remaining 50% ownership interest in Vricon. The operating results of Vricon are included in the Company’s Consolidated Statement of Operations beginning July 1, 2020. The following table presents summarized

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

financial information for Vricon for the year ended December 31, 2019. Equity method investments are insignificant for the years ended December 31, 2021 and 2020.

Summarized Consolidated Statement of Operations

December 31,
2019
Revenues	$54
Gross profit	$51
Income from operations	$32
Net income	$24

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

The estimated useful lives are as follows:

Estimated useful life
Land improvements	20 years
Buildings	7 - 45 years
Leasehold improvements	lesser of useful life or term of lease
Equipment	2 - 40 years
Satellites [1]	11.5 - 16 years
Furniture and fixtures	2 - 10 years
Computer hardware	2 - 13 years

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

Impairment

Intangible assets and property, plant and equipment and other long-lived assets

Finite-lived intangible assets, property, plant and equipment and other long-lived assets are tested for impairment at least annually on October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Finite-lived intangible assets and property, plant and equipment and other long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) are less than the asset’s carrying value. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and recorded as a reduction in the carrying value of the related asset.

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

Where a quantitative approach is used, management typically uses an income approach to estimate the fair value of a reporting unit, which requires the use of significant judgments and estimates, including future cash flows, terminal growth rates and discount rates. Any changes to these inputs could have a material impact on the impairment calculation. An impairment loss is recognized to the extent that the carrying value of a reporting unit exceeds its fair value. Management assesses the reasonableness of the results by reconciling the sum of the estimated fair values of the reporting units, including the Company’s Corporate balance sheet, to the Company’s market capitalization and market value of invested capital as of the date of our annual impairment test.

The Company used a qualitative approach for its goodwill impairment assessment as of October 1, 2021 and 2020 and determined that no impairment existed.

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

When the benefits of a plan are changed or when a plan is curtailed, the resulting change in the net benefit liability that relates to past service or the gain or loss on curtailment is recognized immediately in Accumulated other comprehensive income (loss). The Company recognizes gains or losses on the settlement of a defined benefit plan when settlement occurs.

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

Stock-based compensation plans

The Company maintains a number of stock-based compensation plans for certain employees and directors that may be settled with cash and/or equity. For certain stock-based compensation plans, the Company has the ability to mandate equity settlement by issuing reserved shares. Stock-based compensation plans are measured at fair value using either the Black-Scholes option pricing model, the closing price of the Company’s common stock on the grant date or Monte Carlo simulation model and the fair value is expensed on a graded vesting schedule over the vesting period. Management uses judgment to determine the inputs to the models including the expected plan lives, underlying stock price volatility and forfeiture rates. Volatility is estimated by considering the Company’s historic stock price volatility over similar periods to the expected life of the awards under consideration. Changes in these assumptions will impact the calculation of fair value and the amount of compensation expense recognized within Selling, general and administrative expense in the Consolidated Statements of Operations.

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Income taxes

The Company is subject to income taxes in the United States, Sweden and other foreign jurisdictions. The Company computes its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the currently enacted tax rates that are expected to apply in years in which they are expected to be paid for or realized. All deferred income taxes are classified as non-current in the Company's Consolidated Balance Sheets. Significant judgments are required in order to determine the realizability of deferred tax assets. In assessing the need for a valuation allowance, the Company's management evaluates all significant available positive and negative evidence, including historical operating results, estimates of future sources of taxable income, carry-forward periods available, the existence of prudent and feasible tax planning strategies and other relevant factors.

The recognition of uncertain tax positions is evaluated based on whether it is considered more likely than not that the position taken, or expected to be taken, on a tax return will be sustained upon examination through litigation or appeal. For those positions that meet the recognition criteria, they are measured as the largest amount that is more than 50 percent likely to be realized upon ultimate settlement. The Company believes that the reserves for unrecognized tax benefits are adequate to cover all open tax years based on its assessment. If the expected outcome of the matter changes, the Company will adjust income tax expense (benefit) or the deferred tax asset accordingly in the period in which the expected outcome has changed. The Company classifies interest and penalties related to income taxes as income tax expense.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which together with subsequent amendments is included in ASC 326 – Financial Instruments – Credit Losses. ASC 326, as amended, significantly changes the impairment model for most financial assets and certain other instruments. ASC 326, as amended, requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. These updates were effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The Company adopted this standard and related amendments effective January 1, 2020, using the modified retrospective approach. The adoption of this standard resulted in additional disclosures related to the Company’s orbital receivables. Refer to Note 6 for details. There were no impacts to the Consolidated Financial Statements as a result of adoption.

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

4.  DISCONTINUED OPERATIONS

On April 8, 2020, the Company completed the sale of the MDA Business to MDA Purchaser for an aggregate purchase price of $729 million ($1.0 billion Canadian dollars). The Company recognized an after-tax gain on disposal of discontinued operations of $317 million, net of $12 million in taxes, on the MDA Transaction for the year ended December 31, 2020. The tax on the MDA Transaction was primarily due to the estimated U.S. federal Base Erosion and Anti-Abuse Tax and California legislation suspending the use of net operating loss (“NOL”) carryforwards. The gain on the MDA Transaction includes a reclassification primarily related to the foreign currency translation adjustment balance of $68 million from Accumulated other comprehensive (loss) income. See Note 12 for details on the use of proceeds from the MDA Transaction.

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

The results of MDA are classified as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented. For the year ended December 31, 2020, the Company reported the operating results and cash flows related to the MDA Business through April 7, 2020. There was no activity within discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2021. For the year ended December 31, 2021, the Company made $13 million in payments on a previously recorded liability in relation to the Company’s dispute with a Ukrainian customer that is reflected within discontinued operations in the Consolidated Statements of Cash Flows.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Income from discontinued operations, net of tax for the MDA Business in the Consolidated Statements of Operations consists of the following:

	Year Ended
	December 31,
	2020 [1]	2019
Revenues:
Product	$44	$206
Service	42	161
Total revenues	86	367
Costs and expenses:
Product costs, excluding depreciation and amortization	38	149
Service costs, excluding depreciation and amortization	24	84
Selling, general and administrative	13	88
Depreciation and amortization	4	11
Impairment loss	12	12
Operating (loss) income	(5)	23
Interest expense, net	1	1
Other (income) expense, net[2]	(34)	3
Income before taxes	28	19
Income tax benefit	(4)	(7)
Income from operations of discontinued operations, net of tax	32	26
Gain on disposal of discontinued operations, net of tax	317	—
Income from discontinued operations, net of tax	$349	$26

1For the year ended December 31, 2020, MDA Business results are presented through April 7, 2020.

[2]

Other (income) expense, net includes the $39 million recovery of the previously recorded liability in relation to the Company’s dispute with the Ukrainian Customer for the year ended December 31, 2020.

MDA held an investment in a privately held company in which it did not have significant influence and the fair value of which could not be reliably measured through external indicators. The investment was evaluated quarterly for impairment. In 2019, the Company noted an observable price change related to its investment and, as a result, recorded an impairment loss of $12 million. There were no investment impairment losses recognized for the year ended December 31, 2020.

5.  BUSINESS COMBINATION

The Company did not close any transactions qualifying as a business combination during the years ended December 31, 2021 or 2019.

On July 1, 2020, the Company closed the acquisition of Vricon by purchasing the remaining 50% ownership interest in Vricon for $143 million or, excluding Vricon cash on hand of $23 million, for $120 million. Vricon is a global leader in satellite-derived 3D data for defense and intelligence markets, with software and products that enhance 3D mapping, Earth intelligence data, military simulation and training and precision-guided munitions. Vricon was formed as a joint venture between Maxar and Saab AB in 2015 to combine patented Saab AB intellectual property with the Company’s commercial satellite imagery to build highly accurate, immersive 3D products at scale. Prior to the closing of the Vricon Acquisition, Vricon was the Company’s most significant joint venture.

To fund the Vricon Acquisition, the Company issued $150 million in aggregate principal amount of 7.54% senior secured notes due 2027 (“2027 Notes”). See Note 12 for additional details on the issuance of the 2027 Notes. As part of

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

the Vricon Acquisition, Vricon’s stock-based awards vested upon the consummation of the Vricon Acquisition and were settled in cash for $26 million. The unvested awards were forfeited.

The Vricon Acquisition was achieved in stages, which required the Company to remeasure its previously held equity interest in Vricon at its acquisition date fair value. As no material control premium was determined to exist, the call option purchase price of $117 million paid in the Vricon Acquisition was used to estimate the fair value of the previously held equity interest. The Company performed a business enterprise valuation to corroborate the resulting total implied purchase consideration. This remeasurement resulted in a gain of approximately $85 million which was recorded in Other (income) expense within the Company’s Consolidated Statements of Operations for the year ended December 31, 2020.

The operating results of Vricon are included in the Company’s Consolidated Statements of Operations beginning July 1, 2020. Vricon results are consolidated within the Earth Intelligence Segment. See Note 2 for summarized financial information for Vricon for periods prior to the date of acquisition.

The following table presents unaudited pro forma financial information as if Vricon had been included in the Company’s financial results as of January 1, 2019, through the year ended December 31, 2020:

	Year Ended
	December 31,
	2020	2019
Revenues	$1,734	$1,706
Net income	$302	$119

Purchase Price Allocation

The following table summarizes the fair value of the consideration transferred and the fair values of the major classes of assets acquired and liabilities assumed at the acquisition date. The fair value of the intangible assets acquired has been determined using valuation techniques that require significant judgment, including the amount and timing of future net cash flows and discount rates. During the three months ended March 31, 2021, the Company finalized the purchase price

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

allocation related to the Vricon Acquisition. There were no adjustments from the preliminary purchase price allocation determined as of December 31, 2020.

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

6.  TRADE AND OTHER RECEIVABLES, NET

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

	December 31,	December 31,
	2021	2020
U.S. government receivables:
Billed	$65	$84
Unbilled	124	76
	189	160
Other governments and commercial receivables:
Billed	97	97
Unbilled	19	19
	116	116
Total trade receivables	305	276
Orbital receivables, current portion	49	49
Other	2	3
Allowance for doubtful accounts	(1)	(1)
Trade and other receivables, net	$355	$327

During the year ended December 31, 2021, the Company reduced its outstanding receivables related to the SXM-7 satellite for the final milestone and expected orbital payments by $15 million and $14 million, respectively. See Note 16 for additional details regarding the adjustment to revenue.

As of December 31, 2021 and 2020, non-current orbital receivables, net of allowances were $368 million and $361 million, respectively.

The Company has orbital receivables from 13 customers for which the largest customer’s value represents 30% and 19% of the stated current and non-current balance sheet values for the years ended December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, as a result of an increased certainty of collections of the outstanding orbital receivables from the Company’s largest customer, due to their emergence from bankruptcy, the Company reversed its $49 million allowance for expected credit losses. The changes in allowance for expected credit losses related to non-current orbital receivables for the years ended December 31, 2021 and 2020, consist of the following:

Orbital Receivables Allowance
Allowance as of December 31, 2019	$(35)
Additions	(14)
Allowance as of December 31, 2020	$(49)
Reversals	49
Allowance as of December 31, 2021	$—

The expected timing of total contractual cash flows, including principal and interest payments for orbital receivables is as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
Contractual cash flows from orbital receivables	$68	$74	$73	$70	$63	$309	$657

During the years ended December 31, 2021 and 2020, the Company did not sell any eligible orbital receivables or repurchase any orbital receivables. The net proceeds received on previously sold orbital receivables have been recognized as securitization liabilities.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Securitization liabilities as of December 31, 2021 and 2020, are as follows:

	December 31,	December 31,
	2021	2020
Current portion	$16	$14
Non-current portion	32	47
Total securitization liabilities	$48	$61

7. INVENTORY, NET

	December 31,	December 31,
	2021	2020
Raw materials	$34	$22
Work in process	6	9
Total	$40	$31
Inventory reserve	(1)	—
Inventory, net	$39	$31

8.  PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	December 31,
	2021	2020
Satellites	$397	$397
Equipment	221	207
Computer hardware	95	78
Leasehold improvements	83	81
Furniture and fixtures	16	15
Construction in process[1]	668	572
Property, plant and equipment, at cost	1,480	1,350
Accumulated depreciation	(540)	(467)
Property, plant and equipment, net	$940	$883

[1]	Construction in process is primarily related to the construction of the Company’s WorldView Legion satellites.

Depreciation expense for property, plant and equipment was $86 million, $93 million and $107 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Sale leaseback

During the fourth quarter of 2019, the Company completed the sale and subsequent leaseback of Company owned properties in Palo Alto, California for net proceeds of $280 million. The Company recognized a gain on the sale of the properties of $136 million, which was adjusted for off-market leaseback terms, and is included in Loss (gain) on sale of assets in the Company’s Consolidated Statement of Operations. During 2020, the Company recognized a $4 million reduction in the gain due to the extension of the lease term on one of the properties, which is included in Loss (gain) on sale of assets in the Company’s Consolidated Statement of Operations.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

9.  INTANGIBLE ASSETS AND GOODWILL

	December 31, 2021			December 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$615	$(190)	$425	$615	$(146)	$469
Software	379	(152)	227	298	(125)	173
Technologies	367	(278)	89	369	(211)	158
Backlog	107	(89)	18	129	(79)	50
Image library	80	(71)	9	80	(58)	22
Trade names and other	37	(18)	19	38	(15)	23
Intangible assets	$1,585	$(798)	$787	$1,529	$(634)	$895

The gross carrying value and accumulated amortization balances for fully amortized backlog were removed from the Consolidated Balance Sheets and excluded from the table above as of December 31, 2021. Amortization expense related to intangible assets was $204 million, $255 million and $269 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The estimated annual amortization expense related to finite-lived intangible assets as of December 31, 2021, is as follows:

	2022	2023	2024	2025	2026	2027 and thereafter
Amortization expense	$185	$99	$103	$72	$70	$258

Goodwill balances for each reporting segment are as follows:

	Earth Intelligence	Space Infrastructure	Total
Balance as of December 31, 2019
Goodwill	$1,597	$17	$1,614
Accumulated impairment losses	(142)	(17)	(159)
	1,455	—	1,455
Acquisition of Vricon	172	—	172
Balance as of December 31, 2020
Goodwill	1,769	17	1,786
Accumulated impairment losses	(142)	(17)	(159)
	1,627	—	1,627
Balance as of December 31, 2021
Goodwill	1,769	17	1,786
Accumulated impairment losses	(142)	(17)	(159)
	$1,627	$—	$1,627

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

10. LEASES

The Company’s leases have remaining lease terms up to 13 years, some of which include options to extend the lease anywhere from six months to ten years.

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

The Company recorded the current portions of the operating lease liabilities and the deferred financing liability in Current lease liabilities and Current portion of long-term debt, respectively, in the Consolidated Balance Sheets. The non-current portions of the operating lease assets, the operating lease liabilities and the deferred financing liability have been recorded in Non-current operating lease assets, Non-current operating lease liabilities and Long-term debt, respectively, in the Consolidated Balance Sheets. Interest expense on the financial liability has been recorded in Interest expense, net in the Consolidated Statements of Operations.

Finance lease expense, variable lease expense, short-term lease expense and sublease income are not material. The components of operating lease expense are as follows:

		Year ended December 31,
	Classification	2021	2020	2019
Operating lease expense	Selling, general, and administrative expense, Product costs, and Service costs[1]	$44	$47	$27

1Excluding depreciation and amortization

Supplemental lease balance sheet information consists of the following:

		December 31,	December 31,
	Classification	2021	2020
Assets:
Operating	Non-current operating lease assets	$145	$163
Finance	Property, plant, and equipment, net	5	4
Total lease assets		$150	$167
Liabilities:
Current
Operating	Current operating lease liabilities	$42	$41
Finance	Current portion long-term debt	3	2
Non-current
Operating	Operating lease liabilities	138	158
Finance	Long-term debt	2	1
Total lease liabilities		$185	$202

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Supplemental lease cash flow information is as follows:

	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44	$43
Loss on sale of assets	—	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	12	16

Other supplemental lease information consists of the following:

	December 31,	December 31,
	2021	2020
Weighted average remaining lease term (in years)
Operating leases	7	8
Finance leases	2	2
Weighted average discount rate
Operating leases	6.4%	6.5%
Finance leases	3.2%	4.1%

Maturities of lease liabilities are as follows:

	2022	2023	2024	2025	2026	Thereafter	Less: imputed interest	Total minimum lease payments
Operating leases	$43	$34	$29	$26	$24	$70	$(46)	$180
Finance leases	3	2	—	—	—	—	—	5

11.  WARRANTY OBLIGATIONS

Changes to warranty obligations during the years ended December 31, 2021 and 2020, are as follows:

Warranty and after-sale service
Balance as of December 31, 2019	$41
Obligations incurred	1
Payments/uses	(4)
Balance as of December 31, 2020	$38
Obligations incurred	2
Payments/uses	(6)
Balance as of December 31, 2021	$34

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

12.  LONG-TERM DEBT AND INTEREST EXPENSE, NET

	December 31,	December 31,
	2021	2020
Syndicated Credit Facility:
Term Loan B	$1,444	1,444
2023 Notes	500	850
2027 Notes	150	150
Deferred financing	26	32
Debt discount and issuance costs	(39)	(57)
Obligations under finance leases and other	5	3
Total long-term debt	2,086	2,422
Current portion of long-term debt	(24)	(8)
Non-current portion of long-term debt	$2,062	$2,414

Syndicated Credit Facility

As of December 31, 2021, the Company’s senior secured syndicated credit facility (“Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility in an aggregate capacity of up to $500 million maturing in December 2023 (“Revolving Credit Facility”) and (ii) a senior secured first lien term B facility in an original aggregate principal amount of $2.0 billion maturing in October 2024 (“Term Loan B”).

In October 2017, in connection with the acquisition of DigitalGlobe, the Company entered into the Syndicated Credit Facility in the aggregate principal amount of $3.75 billion, which was comprised of: (i) a four-year senior secured first lien revolving credit facility, (ii) a four-year senior secured first lien operating facility, (iii) a senior secured first lien term A facility (“Term Loan A”) and (iv) the Term Loan B. The net proceeds of the Syndicated Credit Facility were used, along with cash on hand, to consummate the acquisition of DigitalGlobe, to refinance all amounts outstanding under the Company’s existing syndicated credit facility and senior term loans, to repay DigitalGlobe’s outstanding indebtedness, to pay transaction fees and expenses, to fund working capital and for general corporate purposes.

In December 2018, the Company amended the Syndicated Credit Facility (“Second Amending Agreement”). The Second Amending Agreement provided that, so long as certain conditions were satisfied (the period during which such conditions are satisfied, the “Covenant Relief Period”) the maximum consolidated debt leverage ratios permitted under the Syndicated Credit Facility were increased and the interest rate incurred by the Company thereunder at certain consolidated debt leverage ratios were increased. The Second Amending Agreement also adjusted the definition of EBITDA for the purpose of calculating the financial ratios under U.S. GAAP. In addition to the above, during the Covenant Relief Period, the Second Amending Agreement restricted the use of certain asset sale proceeds, limited the type of new debt issuances and limited certain restricted payments and permitted acquisitions under the Syndicated Credit Facility.

In November 2019, the Company further amended the Syndicated Credit Facility (“Third Amending Agreement”), certain portions of which became effective immediately and certain portions of which became effective in December 2019 upon the issuance of the 2023 Notes. The Third Amending Agreement, during the Covenant Relief Period, (i) modified the priority of the application of certain voluntary prepayments resulting from certain asset sales (but which did not affect the prepayments owed to the Term Loan B), and (ii) restricted use of proceeds of future borrowings. In addition, the Third Amending Agreement increased the maximum consolidated debt leverage ratios permitted under the Syndicated Credit Facility to 7.25x at the end of the fiscal quarter ended December 31, 2019, 7.50x at the end of the fiscal quarter ending March 31, 2020, 7.75x at the end of each fiscal quarter thereafter until the fiscal quarter ending September 30, 2021, 7.50x at the end of each fiscal quarter thereafter until the quarter ending September 30, 2022, 6.50x at the end of each fiscal quarter thereafter until the fiscal quarter ending March 31, 2023, and 5.75x for each fiscal

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

quarter thereafter (subject to a 0.25x reduction in each maximum level upon a disposition of a business line for greater than $500 million). The Third Amending Agreement also extended the maturity of the Revolving Credit Facility by two years to December 2023, updated the Interest Coverage Ratio to be less than 2.0x at the end of each fiscal quarter, restricted investment capacity in certain permitted investments, restricted future increases in quarterly dividend payment levels and modified certain margin and standby fee terms. In addition, the Company canceled the operating credit facility and reduced committed borrowing capacity under the Revolving Credit Facility from $1.25 billion to $500 million. As of December 31, 2021 and 2020, the Company was in compliance with its debt covenants.

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

Term Loan A

The Company used the proceeds from the 2023 Notes and the previously announced closing of its Palo Alto real estate sale leaseback transaction to repay the Syndicated Credit Facility borrowings under Term Loan A that were outstanding as of September 30, 2019. This resulted in a loss on debt extinguishment of $22 million for the year ended December 31, 2019, which is included as part of Interest expense, net within the Consolidated Statements of Operations.

Term Loan B

The Term Loan B bears interest at the Company’s option, either (i) U.S. dollar LIBOR plus 275 basis points per annum or (ii) adjusted base rate, plus a margin of 175 basis points per annum. The Company must make equal quarterly installment payments in amounts equal to 0.25% of the original principal amount of the Term Loan B, after giving effect to any Term Loan B prepayments under the Syndicated Credit Facility, with the final balance payable at maturity on October 5, 2024. The Term Loan B may be repaid by the Company, in whole or in part, together with accrued interest, without premium or penalty.

During the year ended December 31, 2020, the Company repaid $511 million of borrowings under Term Loan B using proceeds from the MDA Transaction. The Company expensed $7 million of unamortized debt issuance costs attributed to the partial pay down, which is included in Interest expense, net in the Consolidated Statements of Operations.

Revolving Credit Facility

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of December 31, 2021 and December 31, 2020, the Company had $28 million and $31 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

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

Senior Secured Notes due 2023

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

On March 26, 2021, the Company redeemed $350 million aggregate principal amount of its 2023 Notes using a portion of the net proceeds from an underwritten offering of 10 million shares of its common stock (“Offering”). The Company paid premiums of approximately $34 million related to the early redemption. This resulted in a loss on debt extinguishment of $41 million that was recorded in the first quarter of 2021, which is included as part of Interest expense, net within the Consolidated Statements of Operations for the year ended December 31, 2021.

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

Senior Secured Notes due 2027

On June 25, 2020, the Company issued $150 million in aggregate principal amount of the 2027 Notes. The 2027 Notes were offered and sold to qualified institutional buyers in the U.S. pursuant to Rule 144A and outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended. The 2027 Notes were issued at a price of 98.25% and are recorded as long-term debt in the Consolidated Financial Statements. The 2027 Notes bear interest at the rate of 7.54% per year, payable semi-annually in cash in arrears, for which interest payments commenced in December 2020.

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

Leaseback Deferred Financing

In December 2019, the Company completed the sale and subsequent leaseback of company owned properties in Palo Alto, California for proceeds of $291 million. The Company determined that the leaseback terms were off-market. In accordance with ASC 842 – Leases, the Company accounted for the excess of the leaseback payments over the present value of market rental payments as additional financing, separate from the lease liability. This resulted in recognition of a deferred financing liability of $33 million, which is repayable over the 10-year leaseback term. This liability was calculated using a weighted average discount rate of 4.62%. The deferred financing liability is recorded as part of Current portion of long-term debt and Long-term debt within the Consolidated Balance Sheets. Refer to Note 8 and 10 for additional information.

Interest expense, net on long-term debt and other obligations are as follows:

	Year Ended December 31,
	2021	2020	2019
Interest on long-term debt	$144	$191	$194
Loss on debt extinguishment	41	7	22
Interest on orbital securitization liability	4	5	7
Imputed interest and other	2	2	—
Interest expense on advance payments from customers	—	3	15
Capitalized interest	(40)	(33)	(19)
Interest expense, net	$151	$175	$219

Scheduled minimum debt repayments for the year ended December 31, 2021 are as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
Syndicated Credit Facility	$15	$20	$1,409	$—	$—	$—	$1,444
2023 Notes	—	500	—	—	—	—	500
2027 Notes	—	—	—	—	—	150	150
Deferred financing	7	2	2	2	3	10	26
Finance leases and other	3	2	—	—	—	—	5
Debt discount and issuance costs	(11)	(11)	(7)	(3)	(3)	(4)	(39)
	$14	$513	$1,404	$(1)	$—	$156	$2,086

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

	Recurring Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Orbital receivables [1]	$—	$481	$—	$481
Interest rate swaps	—	3	—	3
	$—	$484	$—	$484
Liabilities
Interest rate swaps	$—	$4	$—	$4
Long-term debt [2]	—	2,132	—	2,132
	$—	$2,136	$—	$2,136

	Recurring Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Orbital receivables [1]	$—	$410	$—	$410
	$—	$410	$—	$410
Liabilities
Interest rate swaps	$—	$20	$—	$20
Long-term debt [2]	—	2,556	—	2,556
	$—	$2,576	$—	$2,576

[1]

The carrying value of orbital receivables was $417 million and $410 million at December 31, 2021 and December 31, 2020, respectively. See Note 6 regarding the (Gain) loss on orbital receivables allowance.

[2]

Long-term debt excludes finance leases, deferred financing and other and is carried at amortized cost. The outstanding carrying value was $2,055 million and $2,387 million at December 31, 2021 and 2020, respectively. The carrying value of borrowings under the Revolving Credit Facility approximates their fair value.

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

There were no transfers into or out of each of the levels of the fair value hierarchy during the years ended December 31, 2021 or December 31, 2020.

14.  DERIVATIVES AND HEDGING

Cash Flow Hedges

The Company is exposed to fluctuations in interest rates under the Syndicated Credit Facility. On April 5, 2018, the Company entered into several interest rate swap agreements in order to fix the base interest rate to be paid over an aggregate amount of the Company’s variable rate long-term debt. On April 30, 2021, $500 million of the Company’s interest rate swaps matured. On June 15, 2021, the Company entered into interest rate swaps at a notional value of $500 million. In total, an aggregate amount of $1.0 billion of the Company’s variable rate long-term debt is fixed at an average rate of 1.43% (excluding the margin specified in the Syndicated Credit Facility). In both April 2022 and June 2023, the Company will have interest rate swap maturities of $500 million.

The Company is also exposed to foreign exchange risks on certain sales and purchase contracts. The Company enters into foreign exchange forward contracts to hedge the exposure arising from expected foreign currency denominated cash flows on these sales and purchase contracts. As of January 1, 2019, the Company discontinued hedge accounting related to these sales and purchase contracts. The Company continued to hedge foreign exchange exposure on sales and purchase contracts for economic purposes. The Company had no foreign exchange forward contracts at December 31, 2021 or 2020.

	December 31, 2021
	Notional amount	Maximum Contract term
Derivatives designated as hedging instruments
Interest rate swaps	$1,000	1.5 years

	December 31, 2020
	Notional amount	Maximum Contract term
Derivatives designated as hedging instruments
Interest rate swaps	$1,000	1.3 years

The effective portion of gains included in Other comprehensive income (loss), net of tax related to the Company’s interest rate swaps was $19 million for the year ended December 31, 2021. The effective portion of losses included in Other comprehensive income (loss), net of tax related to the Company’s interest rate swaps was $3 million and $13 million for the years ended December 31, 2020 and 2019, respectively. The gain (loss) from foreign exchange forward contracts was not material for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, the estimated loss included in Accumulated other comprehensive income (loss) expected to be recognized in Net income (loss) in the next twelve months is $3 million.

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

Net Investment Hedge

At December 31, 2018, the Company had designated $271 million of its Term Loan B as a hedge of its investment in certain U.S. subsidiaries. Foreign exchange gains and losses arising from the translation of the designated portion of the Term Loan B were recognized in Other comprehensive income (loss), net of tax to the extent that the hedges were effective and were recognized in the Consolidated Statements of Operations to the extent that the hedges were ineffective. The fair value of the designated portion of Term Loan B was $256 million as of December 31, 2018. As a result of the Company’s U.S. Domestication on January 1, 2019, and the associated change from a Canadian parent company to a U.S. parent company, the Company’s Syndicated Credit Facility was changed to a U.S. dollar functional currency entity. Due to this change, the net investment hedge was no longer necessary from the domestication date onwards.

15. STOCKHOLDERS’ EQUITY

On March 22, 2021, the Company completed the Offering of 10 million shares of common stock at a public offering price of $40 per share. The Company received proceeds of $380 million, net of $20 million of transaction fees.

As of December 31, 2020, the Company had 2.4 million shares authorized and no shares outstanding of the Series A Preferred Stock. On May 17, 2021, the Company filed a Certificate of Elimination of Series A Junior Participating Preferred Stock with the Delaware Secretary of State, thereby removing the Certificate of Designations of the Series A Preferred Stock from the Company’s Amended and Restated Certificate of Incorporation. Therefore, as of December 31, 2021, the Company had no shares authorized and no shares outstanding of the Series A Preferred Stock.

Changes in the components of Accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments[1]	Unrealized Loss on Interest Rate Swaps[2]	Loss on Pension and Other Postretirement Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2018	$111	$—	$(47)	$64
Other comprehensive income (loss)	14	(12)	(26)	(24)
Tax benefit	1	—	—	1
Balance as of December 31, 2019	$126	$(12)	$(73)	$41
Other comprehensive loss	(47)	(3)	(43)	(93)
Reclassification to gain on disposal of discontinued operations[3]	(78)	(5)	15	(68)
Tax benefit (expense)	—	—	—	—
Balance as of December 31, 2020	$1	$(20)	$(101)	$(120)
Other comprehensive (loss) income	(2)	19	50	67
Tax benefit (expense)	—	—	—	—
Balance as of December 31, 2021	$(1)	$(1)	$(51)	$(53)

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

[2]

As of January 1, 2019, the Company discontinued hedge accounting related to the Company’s foreign exchange contracts. The Company still applies hedge accounting to the interest rate swaps related to long-term debt. As of December 31, 2020 and 2021, the balance consisted of unrecognized loss on the Company’s interest rate swaps.

3Relates to the reclassification of foreign currency translation from Accumulated other comprehensive (loss) income to the gain on disposal of discontinued operations due to the completion of the MDA Transaction. See Note 4 for details.

16. REVENUES

As of December 31, 2021, the Company had $1.9 billion of remaining performance obligations, which represents the transaction price of firm orders less inception to date revenues recognized. Remaining performance obligations generally exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenues relating to existing performance obligations of approximately $1.3 billion, $0.5 billion, and $0.1 billion for the fiscal years 2022, 2023 and thereafter, respectively.

Contract liabilities by segment are as follows:

As of December 31, 2021	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$32	$257	$289

As of December 31, 2020	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$45	$234	$279

Contract liabilities increased to $289 million as of December 31, 2021 from $279 million as of December 31, 2020. The increase in contract liabilities is primarily due to cash received on commercial contracts in the Space Infrastructure segment in advance of services performed. The increase is partially offset by revenues recognized based upon the satisfaction of performance obligations within the Earth Intelligence segment. The Company had an immaterial balance of non-current contract liabilities as of December 31, 2021. The Company had $1 million of non-current contract liabilities as of December 31, 2020. Non-current contract liabilities are included in Other non-current liabilities on the Consolidated Balance Sheets.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company’s primary sources of revenues are as follows:

Year Ended December 31, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$678	$—	$678
Service revenues	1,092	—	—	1,092
Intersegment	1	62	(63)	—
	$1,093	$740	$(63)	$1,770

Year Ended December 31, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$633	$—	$633
Service revenues	1,081	9	—	1,090
Intersegment	—	79	(79)	—
	$1,081	$721	$(79)	$1,723

Year Ended December 31, 2019	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$560	$—	$560
Service revenues	1,085	21	—	1,106
Intersegment	—	125	(125)	—
	$1,085	$706	$(125)	$1,666

Certain of the Company’s contracts with customers in the Space Infrastructure segment include a significant financing component since payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital interest revenue of $27 million, $30 million and $31 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in product revenues.

Revenue in the Space Infrastructure segment is primarily generated from long-term construction contracts. Due to the long-term nature of these contracts, the Company generally recognizes revenue over time using the cost-to-cost method to measure progress. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to EAC. Revenue recognition is also contingent on estimated contractual consideration. An EAC includes all direct costs and indirect costs directly attributable to a program or allocable based on program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes to an EAC or estimated contractual consideration are recorded as a cumulative adjustment to revenue.

The Company recognized a cumulative adjustment to revenue of $30 million for the year ended December 31, 2021, respectively, related to the Sirius XM contract with Sirius XM Holdings Inc. (“Sirius XM”). This resulted primarily from adjusting the EAC transaction price for the amount of the final milestone and expected orbital payments from Sirius XM due to the non-performance of the SXM-7 satellite and other adjustments. In addition to the cumulative adjustment recognized for the year ended December 31, 2021, incremental costs of $3 million were incurred related to the SXM-7 recovery efforts during the first quarter of 2021. See Note 6 for additional details regarding the adjustment to trade and other receivables.

The Company did not incur COVID-19 related EAC growth for the year ended December 31, 2021. The Company incurred estimated COVID-19 related EAC growth of $27 million for the year ended December 31, 2020.

The Company has certain programs in the Space Infrastructure segment which contain significant development efforts that have experienced delays and cost growth primarily due to the complexity of the programs resulting in an overall loss position. The Company recorded $32 million in EAC adjustments on loss contracts for the year ended December 31,

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

2021. The Company recorded $42 million in EAC adjustments on a commercial satellite loss contract which included significant development efforts further delayed by COVID-19 for the year ended December 31, 2020.

The approximate revenue based on geographic location of customers is as follows:

	Year Ended December 31,
	2021	2020	2019
United States	$1,431	$1,406	$1,240
Asia	97	96	161
Europe	80	84	69
Australia	70	37	22
Middle East	54	54	57
South America	17	25	97
Canada	10	10	10
Other	11	11	10
Total revenues	$1,770	$1,723	$1,666

Revenues from significant customers is as follows:

Year Ended December 31, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$701	$235	$—	$936
Commercial and other	392	505	(63)	834
Total revenues	$1,093	$740	$(63)	$1,770

Year Ended December 31, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$774	$288	$—	$1,062
Commercial and other	307	433	(79)	661
Total revenues	$1,081	$721	$(79)	$1,723

Year Ended December 31, 2019	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$790	$151	$(1)	$940
Commercial and other	295	555	(124)	726
Total revenues	$1,085	$706	$(125)	$1,666

The Company had revenues from a commercial customer in the Space Infrastructure segment that represented 19% and 11% of total revenues for the years ended December 31, 2021 and 2020, respectively. The revenues from this commercial customer in the Space Infrastructure segment were less than 10% of the Company’s total revenues for the year ended December 31, 2019.

17.  SEGMENT INFORMATION

The Company’s business is organized into two reportable segments: Earth Intelligence and Space Infrastructure. The Earth Intelligence reportable segment is a supplier of high-resolution, high accuracy Earth imagery and other geospatial data sourced from the Company’s advanced satellite constellation and third-party providers, as well as a provider of advanced geospatial information applications and analytic services for national security and commercial solutions. The Space Infrastructure reportable segment is a supplier of space-based infrastructure, robotics, subsystems and information solutions to satellite operators and government agencies.

The Company’s Chief Operating Decision Maker measures the performance of each segment based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, tax, depreciation and amortization

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

(“EBITDA”) adjusted for certain items affecting comparability of our ongoing operating results as specified in the calculation. Certain items affecting the comparability of our ongoing operating results between periods include restructuring, impairments, insurance recoveries, gain (loss) on sale of assets, CEO severance, (gain) loss on orbital receivables allowance and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses and fees for audit, legal and consulting services.

Intersegment sales are generally recorded at cost-plus a specified margin, which may differ from what the segment may be able to obtain on sales to external customers.

The following table summarizes the operating performance of the Company’s segments:

	Year Ended December 31,
	2021	2020	2019
Revenues:
Earth Intelligence	$1,093	$1,081	$1,085
Space Infrastructure	740	721	706
Intersegment eliminations	(63)	(79)	(125)
Total revenues	$1,770	$1,723	$1,666

Adjusted EBITDA:
Earth Intelligence	$492	$513	$548
Space Infrastructure	46	(3)	(17)
Intersegment eliminations	(25)	(27)	(29)
Corporate and other expenses	(89)	(61)	(86)
Restructuring	(2)	—	(18)
Transaction and integration related expense	(1)	(7)	(16)
Gain (loss) on orbital receivables allowance	49	(14)	(14)
Impairment losses, including inventory	—	(33)	(3)
Insurance recoveries [1]	1	—	183
(Loss) gain on sale of assets	—	(1)	136
CEO severance	—	—	(3)
Gain on remeasurement of Vricon equity interest [2]	—	85	—
Depreciation and amortization	(290)	(348)	(376)
Interest expense, net	(151)	(175)	(219)
Interest income [3]	3	3	2
Equity in income from joint ventures, net of tax	—	(1)	(11)
Income (loss) from continuing operations before taxes	$33	$(69)	$77

[1]	Insurance recoveries for the year ended December 31, 2021 are included in Other income, net on the Consolidated Statement of Operations.
[2]

As a result of the Vricon Acquisition, the Company was required to remeasure its previously held equity interest in Vricon at its acquisition date fair value which resulted in a gain of $85 million. The gain is included in Other (income) expense, net on the Consolidated Statements of Operations.

[3]	Included in Other (income) expense, net on the Consolidated Statements of Operations.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company’s capital expenditures are as follows:

Year Ended December 31, 2021	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$79	$16	$40	$135
Intangible assets	87	—	12	99
	$166	$16	$52	$234

Year Ended December 31, 2020	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$147	$21	$53	$221
Intangible assets	79	1	7	87
	$226	$22	$60	$308

Year Ended December 31, 2019	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$237	$16	$4	$257
Intangible assets	56	3	(2)	57
	$293	$19	$2	$314

Substantially all of the Company’s long-lived tangible assets were in the United States as of December 31, 2021, 2020 and 2019.

18. IMPAIRMENT LOSSES

Inventory impairment

There were no inventory impairment losses recognized for the years ended December 31, 2021 or 2020.

For the year ended December 31, 2019, the Company recognized inventory impairment losses of $3 million, which are included in Product costs, excluding depreciation and amortization on the Consolidated Statements of Operations.

Other impairment

There were no impairment losses recognized for the year ended December 31, 2021.

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

For each of the years ended December 31, 2020 and 2019, the Company recognized orbital receivable impairment losses of $14 million, within the Space Infrastructure segment primarily due to a decrease in customer credit ratings. See Note 6 for details related to the reversal of the orbital receivables allowance.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

19.  EMPLOYEE BENEFIT PLANS

Defined contribution plan

The Company maintains a defined contribution plan for some of its employees in the U.S., whereby the Company pays contributions based on a percentage of the employees’ annual salary. For the years ended December 31, 2021, 2020 and 2019, the Company recorded expense of $19 million, $16 million and $16 million, respectively, related to the plan.

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

The Company also provides for other postretirement benefits, comprised of life insurance covering a portion of its employees within the Space Infrastructure segment. The cost of these benefits is primarily funded out of Operating income.

The table below summarizes changes in the benefit obligation, the fair value of plan assets and funded status for the Company’s pension and other postretirement benefit plans, as well as the aggregate balance sheet impact.

	Pension		Other Postretirement
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$624	$583	$14	$14
Service cost	3	2	—	—
Interest cost	14	17	—	—
Actuarial (gains) losses	(23)	55	(1)	—
Benefits paid	(33)	(33)	—	—
Benefit obligation at end of year	$585	$624	$13	$14

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$444	$404	$—	$—
Actual return on assets	51	40	—	—
Employer contributions	1	34	—	—
Benefits paid	(31)	(31)	—	—
Expenses paid	(3)	(3)	—	—
Fair value of plan assets at end of year	462	444	—	—
Unfunded status at end of year	$(123)	$(180)	$(13)	$(14)

Liabilities recognized in the Consolidated Balance Sheets:
Accrued compensation and benefits	$(1)	$(1)	$(1)	$(1)
Pension and other postretirement benefits	(122)	(179)	(12)	(13)
	$(123)	$(180)	$(13)	$(14)

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The $39 million decrease in the pension benefit obligation from 2020 to 2021 was primarily due to the increase in the discount rate. The $18 million increase in the fair value of plan assets from 2020 to 2021 was primarily due to the return on assets.

The accumulated benefit obligation for the defined pension benefit plans was $585 million and $624 million at December 31, 2021 and 2020, respectively.

The following table provides the net pension and other postretirement benefits recognized in Accumulated other comprehensive (loss) income at December 31:

	Pension		Other Postretirement
	2021	2020	2021	2020
Net (loss) gain	$(60)	$(110)	$9	$9

The following table summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and other postretirement plans at December 31:

	Pension		Other Postretirement
	2021	2020	2021	2020
Discount rate	2.6%	2.2%	2.6%	2.2%

The following table summarizes the components of net periodic benefit (credit) cost for the Company’s pension and other postretirement benefit plans for the years ended December 31:

	Pension			Other Postretirement
	2021	2020	2019	2021	2020	2019
Interest cost	$14	$17	$21	$1	$—	$1
Expected return on plan assets	(29)	(24)	(24)	—	—	—
Amortization of net loss (gain)	6	1	—	(1)	—	(1)
Settlement gain	—	—	—	—	(4)	—
Expenses paid	3	2	2	—	—	—
Net periodic benefit credit	$(6)	$(4)	$(1)	$—	$(4)	$—

The following table summarizes the components recognized in Other comprehensive (income) loss for the Company’s pension and other postretirement benefit plans for the years ended December 31:

	Pension			Other Postretirement
	2021	2020	2019	2021	2020	2019
Net (gain) loss	$(44)	$40	$25	$(1)	$4	$—
Amortization of net (loss) gain	(6)	(1)	—	1	—	1
Total recognized in other comprehensive (income) loss	$(50)	$39	$25	$—	$4	$1
Total recognized in net periodic benefit credit and other comprehensive (income) loss	$(56)	$35	$24	$—	$—	$1

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The following table summarizes the weighted average assumptions used to determine the net periodic benefit (credit) cost for the Company’s pension and other postretirement benefit plans for the years ended December 31:

	Pension			Other Postretirement
	2021	2020	2019	2021	2020	2019
Discount rate	2.2%	3.0%	4.1%	2.2%	3.0%	4.1%
Expected long-term return on plan assets	6.5%	6.5%	7.0%	N/A	N/A	N/A

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

The Committee has established a target allocation that the plan assets may be invested in for each major asset category and has established guidelines regarding diversification within asset categories to limit risk and exposure to a single or limited number of securities. The investment manager is required to rebalance the portfolio within two percentage points for any individual asset or combination of assets defined within policy targets. Asset allocation targets are re-balanced quarterly and re-assessed annually for the upcoming year. The investments of the plan include a diversified portfolio of both equity and fixed income investments. Equity investments are further diversified across U.S. and international stocks, small to large capitalization stocks and growth and value stocks. Fixed income assets are diversified across U.S. and international issuers, corporate and governmental issuers and credit quality.

The following table presents a summary of target asset allocations for each major category of the plan assets as well as the actual asset allocations at December 31, 2021:

Asset Allocation	Target	Actual
Cash and cash equivalents	-%	1%
U.S. and global equity securities	71%	71%
Fixed income	29%	28%
	100%	100%

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

The following table presents the fair value of the Company’s pension plan assets by asset category segregated by level within the fair value hierarchy, as described below:

	December 31, 2021				December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3	$—	$—	$3	$3	$—	$—	$3
Commingled funds [1]				459				441
Total assets at fair value	$3	$—	$—	$462	$3	$—	$—	$444

[1]

Investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy table. The total fair value of these amounts are presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented for total defined benefit pension plan assets.

Contributions. The funding policy for the Company’s pension and postretirement benefit plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. At December 31, 2021, all legal funding requirements had been met.

The American Rescue Plan Act of 2021 (“ARPA Act”) was enacted on March 11, 2021 in the United States. The ARPA Act includes provisions for pension funding relief in future periods. The Company has elected to take advantage of these provisions and anticipates lower required contributions for the qualified pension plan in the upcoming fiscal years. Due to the Company’s election, there are no required contributions for the Company’s qualified pension plan for the year ending December 31, 2022.

Estimated Future Benefit Payments. The following table presents expected pension and other postretirement benefit payments which reflect expected future service, as appropriate.

	2022	2023	2024	2025	2026	2027 through 2031
Pension	$32	$32	$32	$32	$32	$159
Other postretirement	1	1	1	1	1	4
	$33	$33	$33	$33	$33	$163

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Omnibus Equity Incentive Plan – The Company adopted the Omnibus Equity Incentive Plan (“Omnibus Plan”) in February 2017 and the stockholders approved the Omnibus Plan in July 2017. The Omnibus Plan provides for grants to eligible employees, officers, consultants or advisors of the Company and its subsidiaries of stock options, long-term incentive units, restricted stock units (“RSUs”), SARs and performance stock units (“PSUs”) in order to provide a long-term incentive compensation to such persons. No awards will be made under the Omnibus Plan to non-employee directors. 1,100,000 shares were reserved for issuance under the Omnibus Plan. The Omnibus Plan has a term of ten years and shares may be issued by the Company from treasury. As of December 31, 2019, no further awards shall be granted under the Omnibus Plan.

2019 Incentive Award Plan – The Company adopted the 2019 Incentive Award Plan (“2019 Plan”) in March 2019 and the stockholders approved the 2019 Plan in May 2019. The 2019 Plan provides for grants to eligible employees, officers, consultants, directors or advisors of the Company and its subsidiaries of stock options, SARs, restricted stock award, RSUs, deferred stock award and PSUs in order to provide a long-term incentive compensation to such persons. 2,525,000 shares were reserved for issuance under the 2019 Plan. In addition, any shares subject to a prior plan that are forfeited, cancelled, or expired shall be available for future grants under the 2019 Plan. Only awards settled in equity count against the share reserve. Awards are actively being granted out of the 2019 Plan as of December 31, 2021.

Deferred Stock Unit Plan – On October 1, 2003, the Company established a Deferred Share Unit (“DSU”) Plan (“DSU Plan”) whereby the Company’s independent directors received some or all of their annual retainers in DSUs. DSUs are granted at a price equal to the closing price of the common shares on the day before the date of grant. The DSUs are settled in cash at retirement at the closing price of the common shares of the Company on the retirement date of the director. Under the DSU Plan, 100,000 DSUs were reserved for issuance.

Legacy Employee Stock Purchase Plan – On October 1, 2001, the Company implemented an employee stock purchase plan. Under this plan, the Company could issue 1,500,000 common shares to certain eligible employees. The maximum number of common shares that could be issued under the plan in any one year was 300,000. Under the terms of the plan, employees could purchase shares of the Company at 85% of the market value of the shares. Employees could allocate a maximum of 10% of their salary to the plan to a maximum of $20,000 Canadian dollars per annum. During the year ended December 31, 2019, 22,541 common shares were issued at an average price of $6.20 Canadian dollars under the legacy employee stock purchase plan. As of December 31, 2019, the Legacy Employee Stock Purchase Plan was discontinued.

Maxar Technologies Inc. Employee Stock Purchase Plan – On March 27, 2019, the Company implemented an employee stock purchase plan. Under this plan, the Company may issue 5,000,000 common shares to certain eligible employees. Under the terms of the plan, employees can purchase shares of the Company at 85% of the market value of the shares on the lower closing price of either the first or last day of the purchase period. Employees can allocate a maximum of 10% of their salary to the plan to a maximum of $25,000 per annum. During the years ended December 31, 2021, 2020 and 2019, 308,554, 543,184 and 89,398 common shares were issued, respectively, at an average price of $27.71, $9.75 and $6.09, respectively, under the employee stock purchase plan.

DigitalGlobe Equity Plan – The Employee Stock Option Plan (“DigitalGlobe Equity Plan”) was assumed as a result of the DigitalGlobe acquisition, effective as of October 5, 2017. As of December 31, 2017, no further awards shall be granted under the DigitalGlobe Equity Plan.

Stock Appreciation Rights

Certain awards issued under the 2017 Plan and Omnibus Plan remain outstanding as of December 31, 2021. The SARs issued under the 2017 Plan and Omnibus Plan vest over a period of four years, in the amount of one-quarter each year, and expire ten years from their grant date.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

SARs Accounted for as Liability and Equity Classified Awards

A summary of the SARs accounted for as liability and equity classified awards for the year ended December 31, 2021 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
SARs outstanding at December 31, 2020	1,192,747	$53.93
Exercised	(20,450)	48.91
Cancelled or expired	(251,161)	61.29
SARs outstanding at December 31, 2021	921,136	51.13	5.28	$—
SARs vested and expected to vest at December 31, 2021	921,136	51.13	5.28	$—
SARs exercisable at December 31, 2021	918,559	$51.18	5.28	$76,246

No SARs were granted during the years ended December 31, 2021 or 2020. There were 20,450 SARs exercised during the year ended December 31, 2021. There were no SARs exercised during the year ended December 31, 2020. There were 44,370 liability and 876,766 equity classified awards outstanding as of December 31, 2021.

As of December 31, 2021, total unrecognized compensation expense related to nonvested SARs was not significant.

Restricted Share Units

The Company issues RSUs to certain employees under the 2019 Plan. The RSUs vest over a period of either three years, in the amount of one-third each year, or one year, and are settled either in cash or equity on the vesting date.

RSUs Accounted for as Liability Classified Awards

There were no RSU liability classified awards granted during the year ended December 31, 2021. During the fourth quarter of 2020, the Company modified its outstanding 532,365 RSUs accounted for as liability classified awards to be equity settled on the vesting date. This modification resulted in an incremental share-based compensation expense of $3 million on the modification date and affected 37 employees. As a result of the modification, there were no remaining outstanding nonvested RSU liability classified awards as of December 31, 2020.

For the year ended December 31, 2020, the Company paid $4 million for the vesting of RSUs accounted for as liability classified awards. No liability classified RSU awards vested for the year ended December 31, 2019.

RSUs Accounted for as Equity Classified Awards

As part of the acquisition of DigitalGlobe, the Company provided replacement RSUs for a certain portion of the unvested RSUs previously granted to DigitalGlobe employees under the DigitalGlobe Equity Plan. The remaining replacement RSUs fully vested in 2021.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

A summary of the status of the Company’s nonvested RSU awards under the 2019 Plan, Omnibus Plan and the DigitalGlobe Equity Plan as of December 31, 2021 and changes for the year ended December 31, 2021 is presented below:

		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards [1]	Fair Value [1]	Awards [2]	Fair Value [2]	Awards [3]	Fair Value [3]
Nonvested RSUs at December 31, 2020	2,949,969	$15.33	70,373	$12.41	26,316	$54.57
Granted	807,628	43.53	—	—	—	—
Vested	(1,129,781)	15.90	(44,717)	16.98	(26,151)	54.57
Cancelled or expired	(328,683)	21.03	(718)	23.10	(165)	54.57
Nonvested RSUs at December 31, 2021	2,299,133	$24.15	24,938	$3.99	-	$—

1RSUs under the 2019 Plan

2RSUs under the Omnibus Plan

3RSUs under the DigitalGlobe Equity Plan

During the years ended December 31, 2021, 2020, and 2019, the total fair value of RSUs that vested was $20 million, $14 million and $14 million, respectively. During the year ended December 31, 2021, there were 1,200,649 RSU awards that vested.

As of December 31, 2021, total unrecognized compensation expense related to nonvested RSUs was $18 million and is expected to be recognized over a weighted average remaining period of 0.8 years.

Performance Share Units

The Company issues PSUs to certain employees under the Omnibus Plan and 2019 Plan. The PSUs vest over a period of three years from the beginning date of a pre-determined performance period to the extent the Company has met its adjusted cash leverage (“ACL”) and total shareholder return (“TSR”) performance criteria during the performance period. Each unit has the ability to earn up to two common shares and the total number of shares earned is based upon both the ACL and TSR, which compares the Company's relative TSR performance against the total shareholder return of the Russell 2000 index over the term of the award. Performance related to both the ACL and TSR can be 0-200%. The total payout is the average of the ACL and TSR and the maximum payout percentage for all PSUs granted by the Company is 200%. For PSUs granted in 2019, the payout for performance up to 100% will be in equity and any performance greater than 100% will be paid in cash. For PSUs granted in 2020 and 2021, the payout for performance is settled completely in equity.

A summary of the PSU awards for the year ended December 31, 2021 is presented below:

		Weighted Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested PSUs at December 31, 2020	1,040,680	$11.76
Granted	155,902	61.93
Vested	(223,053)	4.73
Cancelled or expired	(69,964)	14.88

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Nonvested PSUs at December 31, 2021	903,565	$20.42

The Company paid $8 million and $3 million from the vesting of PSUs for the years ended December 31, 2021 and 2020, respectively. There were no vesting of PSU awards for the year ended December 31, 2019.

As of December 31, 2021, total unrecognized compensation expense related to nonvested PSUs was $7 million and is expected to be recognized over a weighted average remaining period of 0.8 years.

Deferred Share Units

A summary of the DSU awards for the year ended December 31, 2021 is presented below:

	Number of Awards	Weighted Average Issuance Price
DSUs outstanding at December 31, 2020	32,895	C$	56.01
Issued	—		—
Redeemed	—		—
DSUs outstanding at December 31, 2021	32,895	C$	56.01

1References to “C$” refer to Canadian currency.

There were no DSUs redeemed for the year ended December 31, 2021. The total intrinsic value of redeemed DSUs was not material during the year ended December 31, 2020. There were 32,715 DSUs and 41,993 DSUs redeemed for the years ended December 31, 2020 and 2019, respectively.

Expense related to DSUs is recognized fully as stock-based compensation expense at the time they are issued. There were no DSUs issued for the years ended December 31, 2021 or 2020.

Stock-based compensation expense

The following table presents stock-based compensation expense (benefit) from continuing operations included in the Company’s Consolidated Statements of Operations:

		Year Ended December 31,
	Classification	2021	2020	2019
Stock-based compensation expense	Selling, general, and administrative expense, Product costs, and Service costs	$45	$43	$20

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Valuation of stock-based compensation awards

Valuation of Liability Classified SARs

The fair value of the SARs were estimated at each reporting period using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2021 [1]	2020 [1]	2019
Risk-free interest rate	—%	—%	1.7 - 1.9%
Dividend yield	—%	—%	0.5%
Volatility	—%	—%	57 - 130%
Expected lives (in years)	—	—	0.2 - 4.6

1No liability classified SARs were granted in 2021 or 2020.

Valuation of Equity Classified SARs and DSUs

The fair value of equity classified SARs and DSUs are estimated on the date of the grant or the date of accounting reclassification using the Black-Scholes option pricing model. There were no equity classified SARs or DSUs granted for the years ended December 31, 2021, 2020 and 2019.

Valuation of PSUs and RSUs

The fair value of PSUs not subject to a market condition (ACL) and equity classified RSUs is determined based on the closing price of the Company’s common stock on the grant date.

PSUs that are subject to the market condition (TSR) are valued using a Monte Carlo simulation model, which requires certain assumptions, including the risk-free interest rate, expected volatility and the expected term of the award. The risk-free interest rate used in the Monte Carlo simulation model is based on zero-coupon yields implied by U.S. Treasury issues with remaining terms similar to the performance period on the PSUs. The performance period of the PSUs represents the period of time between the PSU grant date and the end of the performance period. Expected volatility is based on historical data of the Company and peer companies over the most recent time period equal to the performance period.

For PSU grants during the years ended December 31, 2021, 2020 and 2019 the assumptions used in the Monte Carlo simulation are as follows:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.3%	0.9%	2.2 - 2.3%
Dividend yield	0.1%	0.3%	0.5 - 0.9%
Volatility	98 - 104%	79%	63 - 67%
Expected lives (in years)	2.6 - 2.8	2.8	2.9 - 3.0

The risk-free interest rate for 2021, 2020 and 2019 is based on the U.S. Treasury yield with the remaining term equal to the expected life assumed at the date of the grant. The dividend yield is based on the expected annual dividend yield at date of grant. The expected lives are based on the Company’s actual historical exercise experience. Volatility is calculated using a rate based upon the historical volatility of the Company’s common stock.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

21.  INCOME TAXES

The amounts disclosed within the income tax footnote represent those attributable to continuing operations.

The components of income (loss) before income taxes were:

	Year Ended December 31,
	2021	2020	2019
U.S.	$25	$(69)	$77
Non-U.S.	8	—	—
Income (loss) before taxes	$33	$(69)	$77

Income tax (benefit) expense is comprised of the following:

	Year Ended December 31,
	2021	2020	2019
Current tax (benefit) expense
Federal	$(12)	$(5)	$5
State	(1)	—	—
Non-U.S.	1	—	—
	(12)	(5)	5
Deferred tax benefit
Federal	(1)	(17)	—
State	—	—	—
Non-U.S.	—	—	—
	(1)	(17)	—
Income tax (benefit) expense	$(13)	$(22)	$5

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

A reconciliation of the U.S. federal tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. statutory income tax rate	21%	21%	21%
Expected income tax (benefit) expense at statutory rate	$7	$(14)	$16
State tax (net of federal benefit)	(1)	—	—
Non-deductible expenses	2	2	12
Tax on international operations	—	—	(1)
Change in valuation allowance	(10)	49	(108)
Base Erosion and Anti-Abuse Tax	(13)	(5)	5
Outside basis difference in assets held for sale	—	(39)	78
Tax credits	1	(3)	(1)
Stock-based compensation	1	6	3
Remeasurement of Vricon equity interest	—	(18)	—
Other	—	—	1
Income tax (benefit) expense	$(13)	$(22)	$5
Effective income tax rate	(39)%	32%	6%

Significant components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2021	2020	2019
Tax benefit of losses carried forward	$153	$209	$219
Interest expense carried forward	32	—	27
Tax credits	81	84	75
Construction contract liabilities	—	—	94
Trade and other payables	41	35	9
Employee benefits	41	52	41
Unrealized gains and losses	3	20	6
Leasing transactions	51	55	61
Other	—	1	18
Deferred tax assets	402	456	550
Valuation allowance	(215)	(228)	(231)
Deferred tax assets, net of valuation allowance	187	228	319

Construction contract liabilities	(5)	(10)	—
Property, plant and equipment	(64)	(72)	(66)
Goodwill and intangibles	(81)	(106)	(124)
Outside basis difference in assets held for sale	—	—	(78)
Leasing transactions	(35)	(38)	(43)
Other	—	—	(9)
Deferred tax liabilities	(185)	(226)	(320)
Deferred tax assets, net	$2	$2	$(1)

The Company assesses the deferred tax assets for recoverability and, based upon all available evidence, establishes a valuation allowance to reduce the deferred tax assets to the amount that is more-likely-than-not realizable. The valuation allowance decreased $13 million from December 31, 2020 to December 31, 2021. This decrease was primarily due to the impact of current year operations and adjustments to prior year deferred taxes.

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

As of December 31, 2021, the Company has approximately $520 million, $874 million, and $12 million of federal, state and non-U.S. net operating loss (“NOL”) carryforwards.

The following table summarizes the NOL carryforwards by jurisdiction:

	Expiration Period	Year Ended December 31, 2021
Federal	2036 - 2037	$273
	None	247
State	2025 - 2040	713
	None	161
Non-U.S.	None	12

The Company also has U.S. federal and state tax credits, net of unrecognized tax benefits, carried forward of $71 million and $9 million as of December 31, 2021, relating to research and development expenditures set to expire between 2022 and 2041 and state research credits with no expiration. Additionally, the Company has U.S. foreign tax credits carried forward of $3 million set to expire between 2022 and 2026.

The Company has evaluated its tax positions and has determined that it has certain unrecognized tax benefits. Accordingly, the Company has reduced certain tax attributes to the extent they would be utilized to offset an unrecognized tax benefit. The following table summarizes the changes in unrecognized tax benefits:

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$9	$7	$—
Gross increases related to prior period tax positions	7	2	6
Gross increases related to current period tax positions	1	1	1
Gross decreases related to prior period tax positions	—	(1)	—
Balance, end of year	$17	$9	$7

As of December 31, 2021, there were $17 million of unrecognized tax benefits that, if recognized, would be offset by changes in the deferred tax assets. It is not anticipated that a material increase or reduction of unrecognized tax benefits will occur within the next twelve months.

The Company records interest and penalties accrued or recovered in relation to unrecognized tax benefits in income tax expense. The Company has not recognized any interest and penalties in the three-year comparative period due to available tax attributes.

The Company and its subsidiaries file income tax returns in the United States and various foreign jurisdictions. We are not currently under any income tax examinations. The Company is open to federal and state income tax examinations until the applicable statute of limitations expires, generally three years after tax return filing; however, the ability for the taxing authority to adjust tax attribute carryforwards will continue until generally three years after tax attribute utilization.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

22. NET INCOME (LOSS) PER COMMON SHARE

The following table includes the calculation of basic and diluted net income (loss) per common share:

	Year Ended December 31,
	2021	2020	2019

Income (loss) from continuing operations	$46	$(46)	$83
Income from discontinued operations, net of tax	—	349	26
Net income	$46	$303	$109

Weighted average number of common shares outstanding-basic	70.6	60.7	59.6
Weighted dilutive effect of equity awards	2.6	—	0.6
Weighted average number of common shares outstanding-diluted	73.2	60.7	60.2

Basic net income per common share:
Income (loss) from continuing operations	$0.65	$(0.76)	$1.39
Income from discontinued operations, net of tax	—	5.75	0.44
Basic net income per common share	$0.65	$4.99	$1.83

Diluted net income per common share:
Income (loss) from continuing operations	$0.63	$(0.76)	$1.38
Income from discontinued operations, net of tax	—	5.75	0.43
Diluted net income per common share	$0.63	$4.99	$1.81

The weighted average number of common shares outstanding for the year ended December 31, 2021 includes 10 million shares of the Company’s common stock issued in connection with the Offering completed on March 22, 2021. See Note 15 for further details.

For the years ended December 31, 2021, 2020 and 2019 approximately 1 million, 4 million and 2 million awards, respectively, were excluded from the diluted weighted average number of ordinary common shares outstanding calculation because their effect would have been anti-dilutive.

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company may incur liquidated damages on programs as a result of delays due to slippage, or for programs which fail to meet all milestone requirements as outlined within the contractual arrangements with customers. Losses on programs related to liquidated damages result in a reduction of revenue. Changes in estimates related to contracts accounted for using the cost-to-cost method are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Unrecoverable costs on contracts that are expected to be incurred in future periods are recorded in program cost in the current period. Additionally, construction contracts may have termination for default clauses, which if triggered, could result in potential losses and legal disputes.

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

Risks and uncertainties related to COVID-19

The near and long-term impacts of the current pandemic on the cost and schedule of the numerous programs in the Company’s existing backlog and the timing of new awards remain uncertain. The Company is observing stress in its supplier base inside and outside the U.S. and will continue to monitor and assess the actual and potential COVID-19 impacts on employees, customers, suppliers and the productivity of the work being done, all of which to some extent could affect revenues, estimated costs to complete projects, earnings and cash flow. The Company has received some force majeure claims from suppliers related to COVID-19; however, at this time the Company does not expect the claims to result in a material financial impact.

In many instances, COVID-19 represents a force majeure event and as such, the Company has notified certain customers that it will be exercising its legal rights, and in some instances the Company has made claims exercising such rights, given the uncertain nature of the current pandemic and the near and long-term impacts on the cost and schedule of the numerous programs in the existing backlog.

Legal proceedings

On January 14, 2019, a Maxar stockholder filed a putative class action lawsuit captioned Oregon Laborers Employers Pension Trust Fund, et al. v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the United States District Court for the District of Colorado (“Colorado Action”), naming Maxar and members of management as defendants alleging, among other things, that the Company’s public disclosures were deficient in violation of the federal securities laws and

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

seeking monetary damages. On October 7, 2019, the lead plaintiff filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and members of management in connection with the Company’s public disclosures between March 26, 2018 and January 6, 2019. The consolidated complaint alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets and WorldView-4 were allegedly false and/or misleading during the class period. On September 11, 2020, the court granted in part, and denied in part, defendants’ motion to dismiss. On July 16, 2021, the court in the Colorado Action certified a class consisting of investors who purchased or acquired Maxar stock between May 9, 2018 and October 30, 2018, inclusive. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00613564-00CP in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. On November 15, 2019, Mr. O’Brien and another Maxar stockholder resident in Canada issued a new putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00631107-00CP, naming Maxar and certain members of management and the board of directors as defendants as well as Maxar’s auditor, KPMG LLP. On February 7, 2020, the January 2019 lawsuit was discontinued. The Statement of Claim alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were false and/or misleading during the class period and claims damages of $700 million. On April 24, 2020, the plaintiffs served their motion record for leave under the Securities Act (Ontario) and to certify the action as a class proceeding, which motion is currently pending. By order dated September 23, 2021, the action against KPMG LLP was discontinued. The Company intends to vigorously defend against these cases.

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al., No. I9CV35070 in the Superior Court of the State of California, County of Santa Clara, naming Maxar, and certain members of management and the board of directors as defendants. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Company’s June 2, 2017 Registration Statement and Prospectus (“Offering Materials”) filed in anticipation of its October 5, 2017 merger with DigitalGlobe, Inc. (the “DigitalGlobe Merger”). On April 30, 2020, the plaintiff filed an amended complaint alleging the same causes of action against the same set of defendants as set forth in his original complaint. The lawsuit is based upon many of the same underlying factual allegations as the Colorado Action. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. On January 24, 2021, the court granted in part, and denied in part, defendants’ motion to dismiss. On August 20, 2021, the court certified a class consisting of investors who acquired Maxar stock in exchange for DigitalGlobe stock pursuant to the Offering Materials issued in connection with the DigitalGlobe Merger. The Company intends to vigorously defend against this lawsuit.

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

On September 15, 2021, a derivative action was filed against Maxar and certain current and former members of management and the board of directors in the Court of Chancery of the State of Delaware, captioned as Egan, on behalf of Maxar Technologies, Inc., v. Lance et al., C.A. No. 2021-0796-PAF. The complaint concerns the same factual allegations as asserted in the Colorado Action. The action is currently stayed by stipulation of the parties.

The Company is a party to various other legal proceedings and claims that arise in the ordinary course of business as either a plaintiff or defendant. As a matter of course, the Company is prepared both to litigate these matters to judgment,

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

as well as to evaluate and consider all reasonable settlement opportunities. The Company establishes accrued liabilities for these matters where losses are deemed probable and reasonably estimable. The outcome of any of these other proceedings, either individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company expenses legal fees related to contingencies as incurred.

The Company maintains insurance policies for settlements and judgments, as well as legal defense costs, for lawsuits such as those described in the preceding paragraphs, although the amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. In addition, provisions of the Company’s Certificate of Incorporation, Bylaws and indemnification agreements entered into with current and former directors and officers require the Company, among other things, to indemnify these directors and officers against certain liabilities that may arise by reason of their status or service as directors or officers and to advance expenses to such directors or officers in connection therewith.

24. SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Cash paid for interest	$133	$205	$193
Income tax payments, net of (refunds)	(14)	1	1
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	$14	$13	$19

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under Item 10 will be included in the Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

CODE OF ETHICS

Our Board of Directors has adopted a Code of Ethics and Business Conduct that governs our Board of Directors, senior officers (including our Chief Executive Officer and Chief Financial Officer), and employees. Copies of our Code of Ethics and Business Conduct can be found on the Company Information page of our website under Investors, Corporate Governance, Governance Documents at http://investor.maxar.com. We will post to our website any amendments and waivers to the Code of Ethics and Business Conduct that are required to be disclosed by the rules of either the SEC, the NYSE, or the TSX.

ITEM 11.EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included in the Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in the Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be included in the Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
1)	All financial statements:

2)	Financial statement schedules:

Financial statement schedules are omitted because they are not applicable or the required information is shown in our Consolidated Financial Statements or the notes thereto.

3)	Exhibits:

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

2.1	Stock Purchase Agreement by and Among Maxar Technologies Inc., Maxar Technologies Holdings Inc. and Neptune Acquisition Inc., dated as of December 29, 2019	8-K	001-38228	2.1	12/30/2019
3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Secretary of the State of Delaware.	8-K	001-38228	3.1	1/2/19

3.2	Second Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.1	10/29/20

4(vi)1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-38228	4.1	2/24/2021

4.1	Restated Credit Agreement by and among Maxar Technologies Ltd., Royal Bank of Canada and the Lenders named therein, dated as of October 5, 2017.	6-K	001-38228	10.1	10/16/17

4.2	First Amending Agreement dated as of December 21, 2018 to the Restated Credit Agreement dated as of October 5, 2017.	10-K	001-38228	4.2	3/1/19

4.3	Second Amending Agreement dated as of December 21, 2018 to the Restated Credit Agreement dated as of October 5, 2017.	6-K	001-38228	99.2	12/21/18

4.4	Third Amending Agreement dated as of November 4, 2019 to the Restated Credit Agreement dated as of October 5, 2017.	8-K	001-38228	4.2	12/11/19

4.5	Fourth Amending Agreement dated as of December 11, 2019 to the Restated Credit Agreement dated as of October 5, 2017.	10-K	001-38226	4.5	3/2/20

4.6	Fifth Amending Agreement dated as of December 19, 2019 to the Restated Credit Agreement dated as of October 5, 2017.	10-K	001-38228	4.6	3/2/20

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

4.7	Sixth Amending Agreement dated as of April 1, 2020 to the Restated Credit Agreement dated as of October 5, 2017.	10-Q	001-38228	4.2	8/5/20

4.8	Indenture, dated as of December 2, 2019 (Notes due 2023).	8-K	001-38228	4.1	12/2/19

4.9	Supplemental Indenture No. 1, dated as of December 11, 2019 (Notes due 2023).	8-K	001-38228	4.1	12/11/19

4.10	Supplemental Indenture No. 2, dated as of May 21, 2020 (Notes due 2023).	10-Q	001-38228	4.1	8/5/20

4.11	Indenture, dated as of June 25, 2020 (Notes due 2027).	8-K	001-38228	4.1	6/26/20

10.1*	Form of Executive Change in Control and Severance Agreement	10-Q	001-38228	10.2	5/11/20

10.2*	Form of Indemnification Agreement.	8-K	001-38228	10.12	1/2/19

10.3.1*	Biggs Porter Employee Term Sheet.	10-K	001-38228	10.3.1	3/1/19

10.3.2*	Amended and Restated Employment Agreement of Daniel Jablonsky.	10-Q	001-38228	10.1	5/11/20

10.4*	Maxar Technologies Ltd. Omnibus Equity Incentive Plan.	S-8	333-220853	4.3	10/6/17

10.4.1*	Amendment to the Maxar Technologies Ltd. Omnibus Equity Incentive Plan.	S-8	001-38228	4.3	5/15/18

10.4.2*	Amendment to the Maxar Technologies Ltd. Omnibus Equity Incentive Plan.	S-8	333-219296 333-220853 333-224934	4.13	1/2/19

10.4.3*	Form of LTIP Award Omnibus Equity Incentive Plan (U.S. Employees).	10-K	001-38228	10.4.3	3/1/19

10.4.4*	Form of LTIP Award Omnibus Equity Incentive Plan (Canadian Employees).	10-K	00138228	10.4.4	3/1/19

10.4.5*	Form of RSU Award Omnibus Equity Incentive Plan (U.S. Employees).	10-K	001-38228	10.4.5	3/1/19

10.4.6*	Form of RSU Award Omnibus Equity Incentive Plan (Canadian Employees).	10-K	001-38228	10.4.6	3/1/19

10.5*	Maxar Technologies Ltd. Employee Stock Option Plan.	S-8	333-220853	4.2	10/6/17

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

10.5.1*	Form of Restricted Share Unit Award Agreement Employee Stock Option Plan.	S-8	333-220853	4.5	10/6/17

10.5.2*	Form of Restricted Share Unit Award Agreement.	S-8	333-220853	4.6	10/6/17

10.5.3*	Amendment to Restricted Share Unit Award Agreement.	S-8	333-220853	4.7	10/6/17

10.6*	MacDonald, Dettwiler and Associates Ltd. 2017 Long-Term Incentive Plan.	S-8	333-220853	4.4	10/6/17

10.6.1*	Amendment to MacDonald, Dettwiler and Associates Ltd. 2017 Long-Term Incentive Plan.	S-8	333-219296 333-220853 333-224934	4.14	1/2/19

10.7*	Form of Restricted Share Unit Award Agreement for Non-U.S. Grantees.	10-Q	001-34299	10.5	5/2/17

10.8*	Maxar Technologies Inc. 2019 Incentive Award Plan.	S-8	333-231296	4.3	5/8/19

10.8.1*	Form of PSU Award Grant Notice – 2019 Plan.	10-Q	001-38228	10.4	5/9/19

10.8.2*	Form of RSU Award Grant Notice – 2019 Plan.	10-Q	001-38228	10.5	5/9/19

10.8.3*	Form of Stock Option Grant Notice – 2019 Plan.	10-Q	001-38228	10.6	5/9/19

10.8.4*	Form of RSU Award Grant Notice – 1 year vesting – 2019 Plan.	10-Q	001-38228	10.7	5/9/19

10.8.5*	Form of Cash-Settled RSU Award Grant Notice.	10-Q	001-38228	10.8	5/9/19

10.8.6*	Form of Cash Incentive Award Grant Notice.	10-Q	001-38228	10.9	5/9/19

10.8.7*	First Amendment to the Maxar Technologies Inc. 2019 Incentive Award Plan.	8-K	001-38228	10.1	5/15/20

10.8.8*	Form of Performance Stock Unit Award Grant Notice - 2020	10-Q	001-38228	10.3	5/11/20

10.8.9*	Form of Performance Stock Unit Award Grant Notice - 2021	10-Q	001-38228	10.1	5/3/21

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

10.8.10*	Second Amendment to the Maxar Technologies Inc. 2019 Incentive Award Plan	8-K	001-38228	10.1	5/13/21

10.9	Maxar Technologies Inc. Employee Stock Purchase Plan.	S-8	333-231296	4.4	5/8/19

10.10#	Limited Recourse Receivables Purchase Agreement dated September 16, 2016 among Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd., and ING Bank N.V.	F-4/A	001-38228	10.4	6/2/17

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1 †	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2 †	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101+

The following materials for the Maxar Technologies Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL):

(i.) Audited Consolidated Statements of Operations

(ii.) Audited Consolidated Balance Sheets

(iii.) Audited Consolidated Statements of Cash Flows

(iv.) Audited Consolidated Statements of Stockholders’ Equity and Statement of Comprehensive

Income (Loss)

(v.) Related notes, tagged or blocks of text

X

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

#Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

*Management contract or compensatory plan arrangement.

†Furnished herewith

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

February 22, 2022	Maxar Technologies Inc.

	By:	/s/ Biggs C. Porter
Biggs C. Porter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel L. Jablonsky	President and Chief Executive Officer	February 22, 2022
Daniel L. Jablonsky	(Principal Executive Officer),
Director

/s/ Biggs C. Porter	Executive Vice President and Chief Financial Officer	February 22, 2022
Biggs C. Porter	(Principal Financial Officer)

/s/ Carolyn K. Pittman	Senior Vice President and Chief Accounting Officer	February 22, 2022
Carolyn K. Pittman	(Principal Accounting Officer)

/s/ General Howell M. Estes III	Director	February 22, 2022
General Howell M. Estes III

/s/ Nick S. Cyprus	Director	February 22, 2022
Nick S. Cyprus

/s/ Roxanne J. Decyk	Director	February 22, 2022
Roxanne J. Decyk

/s/ Joanne O. Isham	Director	February 22, 2022
Joanne O. Isham

/s/ General C. Robert Kehler	Director	February 22, 2022
General C. Robert Kehler

/s/ Gilman Louie	Director	February 22, 2022
Gilman Louie

/s/ Dr. L. Roger Mason, Jr.	Director	February 22, 2022
Dr. L. Roger Mason, Jr.

/s/ Dr. Heather A. Wilson	Director	February 22, 2022
Dr. Heather A. Wilson

/s/ Eric J. Zahler	Director	February 22, 2022
Eric J. Zahler

/s/ Eddy Zervigon	Director	February 22, 2022
Eddy Zervigon