Form 10-Q
period 2022-03-31
Maxar Technologies Inc.
filed 2022-05-09
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38228

Maxar Technologies Inc.

Delaware	83-2809420
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1300 W. 120th Avenue, Westminster, Colorado	80234
(Address of principal executive offices)	(Zip Code)

303-684-7660
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock par value of $0.0001 per share	MAXR	New York Stock Exchange Toronto Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ⌧

As of May 2, 2022, there were 73,711,203 shares of the registrant’s common stock, at $0.0001 par value, outstanding.

Maxar Technologies Inc.

Quarterly Report on Form 10-Q

For the period ended March 31, 2022

PART I. FINANCIAL INFORMATION

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Product	$154	$142
Service	251	250
Total revenues	405	392
Costs and expenses:
Product costs, excluding depreciation and amortization	127	148
Service costs, excluding depreciation and amortization	93	93
Selling, general and administrative	104	84
Depreciation and amortization	68	74
Operating income (loss)	13	(7)
Interest expense, net	23	78
Other income, net	(3)	(1)
Loss before taxes	(7)	(84)
Income tax (benefit) expense	—	—
Net loss	$(7)	$(84)

Net loss per common share:
Basic	$(0.10)	$(1.30)
Diluted	$(0.10)	$(1.30)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(7)	$(84)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swaps	11	6
Foreign currency translation adjustments	—	(1)
Gain on pension and other postretirement benefit plans	—	1
Other comprehensive income, net of tax	11	6
Comprehensive income (loss), net of tax	$4	$(78)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Balance Sheets

(In millions)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$22	$47
Trade and other receivables, net	333	355
Inventory, net	36	39
Advances to suppliers	25	31
Prepaid assets	31	35
Other current assets	22	22
Total current assets	469	529
Non-current assets:
Orbital receivables, net	362	368
Property, plant and equipment, net	968	940
Intangible assets, net	761	787
Non-current operating lease assets	138	145
Goodwill	1,627	1,627
Other non-current assets	115	102
Total assets	$4,440	$4,498
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$81	$75
Accrued liabilities	62	43
Accrued compensation and benefits	71	111
Contract liabilities	250	289
Current portion of long-term debt	29	24
Current operating lease liabilities	40	42
Other current liabilities	37	38
Total current liabilities	570	622
Non-current liabilities:
Pension and other postretirement benefits	131	134
Operating lease liabilities	133	138
Long-term debt	2,060	2,062
Other non-current liabilities	71	79
Total liabilities	2,965	3,035
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized; 73.4 million and 72.7 million issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in capital	2,243	2,235
Accumulated deficit	(727)	(720)
Accumulated other comprehensive loss	(42)	(53)
Total Maxar stockholders' equity	1,474	1,462
Noncontrolling interest	1	1
Total stockholders' equity	1,475	1,463
Total liabilities and stockholders' equity	$4,440	$4,498

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In millions)

	Three Months Ended
	March 31,
	2022	2021
Cash flows (used in) provided by:
Operating activities:
Net loss	$(7)	$(84)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68	74
Stock-based compensation expense	15	11
Amortization of debt issuance costs and other non-cash interest expense	3	4
Loss from early extinguishment of debt	—	41
Cumulative adjustment to SXM-7 revenue	—	25
Other	5	4
Changes in operating assets and liabilities:
Trade and other receivables, net	29	3
Accounts payable and liabilities	(25)	(49)
Contract liabilities	(39)	6
Other	(1)	(8)
Cash provided by operating activities	48	27
Investing activities:
Purchase of property, plant and equipment and development or purchase of software	(64)	(50)
Acquisition of investment	(2)	—
Cash used in investing activities	(66)	(50)
Financing activities:
Net proceeds of revolving credit facility	—	25
Repurchase of 2023 Notes, including premium	—	(384)
Net proceeds from issuance of common stock	—	380
Settlement of securitization liability	(4)	(3)
Repayments of long-term debt	(1)	(2)
Other	(2)	1
Cash (used in) provided by financing activities	(7)	17
Decrease in cash, cash equivalents, and restricted cash	(25)	(6)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	—	—
Cash, cash equivalents, and restricted cash, beginning of year	48	32
Cash, cash equivalents, and restricted cash, end of period	$23	$26

Reconciliation of cash flow information:
Cash and cash equivalents	$22	$22
Restricted cash included in prepaid and other current assets	1	4
Total cash, cash equivalents, and restricted cash	$23	$26

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In millions, except per share amounts)

Three months ended March 31, 2022:

					Accumulated
					other		Total
	Common Stock		Additional	Accumulated	comprehensive	Noncontrolling	stockholders’
	Shares	Amount	paid-in capital	Deficit	income (loss)	interest	equity
Balance as of December 31, 2021	72.7	$—	$2,235	$(720)	$(53)	$1	$1,463
Common stock issued under employee stock purchase plan	0.1	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.6	—	6	—	—	—	6
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(7)	11	—	4
Balance as of March 31, 2022	73.4	$—	$2,243	$(727)	$(42)	$1	$1,475

Three months ended March 31, 2021:

					Accumulated
					other		Total
	Common Stock		Additional	Accumulated	comprehensive	Noncontrolling	stockholders’
	Shares	Amount	paid-in capital	Deficit	income (loss)	interest	equity
Balance as of December 31, 2020	61.2	$—	$1,818	$(763)	$(120)	$1	$936
Common stock issuance, net of transaction fees	10.0	—	380	—	—	—	380
Common stock issued under employee stock purchase plan	0.1	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.4	—	7	—	—	—	7
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(84)	6	—	(78)
Balance as of March 31, 2021	71.7	$—	$2,207	$(847)	$(114)	$1	$1,247

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

Recent Accounting Guidance Not Yet Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which together with subsequent amendments, is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company expects that it will elect to apply some of the expedients and

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

exceptions in ASU 2020-04. The Company has completed its preliminary analysis and does not expect that the adoption of ASU 2020-04 and subsequent amendments will have a material impact on the Company's financial statements.

3.	TRADE AND OTHER RECEIVABLES, NET

	March 31,	December 31,
	2022	2021
Billed	$163	$162
Unbilled	123	143
Total trade receivables	286	305
Orbital receivables, current portion	45	49
Other	3	2
Allowance for doubtful accounts	(1)	(1)
Trade and other receivables, net	$333	$355

The Company had orbital receivables from 13 customers for which the largest customer’s value represented 30% of the stated current and non-current balance sheet values as of both March 31, 2022 and December 31, 2021.

During the first quarter of 2021, the Company reduced its outstanding receivables related to the SXM-7 satellite for the final milestone and expected orbital payments by $15 million and $14 million, respectively. See Note 10 for additional details regarding the adjustment to revenue.

There have been no changes in the allowance for expected credit losses related to non-current orbital receivables for the three months ended March 31, 2022.

Securitization liabilities as of March 31, 2022 and December 31, 2021, are as follows:

	March 31,	December 31,
	2022	2021
Current portion	$16	$16
Non-current portion	28	32
Total securitization liabilities	$44	$48

4.	INVENTORY, NET

	March 31,	December 31,
	2022	2021
Raw materials	$28	$34
Work in process	9	6
Total	$37	$40
Inventory reserve	(1)	(1)
Inventory, net	$36	$39

5.PROPERTY, PLANT AND EQUIPMENT, NET

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

	March 31,	December 31,
	2022	2021
Satellites	$397	$397
Equipment	220	221
Computer hardware	98	95
Leasehold improvements	83	83
Furniture and fixtures	16	16
Construction in process[1]	711	668
Property, plant and equipment, at cost	1,525	1,480
Accumulated depreciation	(557)	(540)
Property, plant and equipment, net	$968	$940

1Construction in process is primarily related to the construction of the Company’s WorldView-Legion satellites.

Depreciation expense for property, plant and equipment was $19 million and $23 million for the three months ended March 31, 2022 and 2021, respectively.

6.	INTANGIBLE ASSETS

	March 31, 2022			December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$615	$(201)	$414	$615	$(190)	$425
Software	402	(161)	241	379	(152)	227
Technologies	367	(295)	72	367	(278)	89
Backlog	107	(96)	11	107	(89)	18
Image library	80	(74)	6	80	(71)	9
Trade names and other	37	(20)	17	37	(18)	19
Intangible assets	$1,608	$(847)	$761	$1,585	$(798)	$787

Amortization expense related to intangible assets was $49 million and $51 million for the three months ended March 31, 2022 and 2021, respectively.

7.	LONG-TERM DEBT AND INTEREST EXPENSE, NET

	March 31,	December 31,
	2022	2021
Syndicated Credit Facility:
Term Loan B	$1,444	$1,444
2023 Notes	500	500
2027 Notes	150	150
Deferred financing	24	26
Obligations under finance leases and other	7	5
Debt discount and issuance costs	(36)	(39)
Total long-term debt	2,089	2,086
Current portion of long-term debt	(29)	(24)
Non-current portion of long-term debt	$2,060	$2,062

Syndicated Credit Facility

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

As of March 31, 2022, the Company’s senior secured syndicated credit facility (“Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility in an aggregate capacity of up to $500 million maturing in December 2023 (“Revolving Credit Facility”) and (ii) a senior secured first lien term B facility in an original aggregate principal amount of $2.0 billion maturing in October 2024 (“Term Loan B”).

The maximum consolidated debt leverage ratios permitted under the Syndicated Credit Facility are 7.25x at the end of each fiscal quarter until the quarter ending September 30, 2022, 6.25x at the end of each fiscal quarter thereafter until the fiscal quarter ending March 31, 2023, and 5.50x for each fiscal quarter thereafter (subject to a 0.25x reduction in each maximum level upon a disposition of a business line for greater than $500 million). As of March 31, 2022 and December 31, 2021, the Company was in compliance with its debt covenants.

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. The Company had $28 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility as of March 31, 2022 and December 31, 2021.

Senior Secured Notes due 2023

On December 2, 2019, the Company issued $1.0 billion in aggregate principal amount of 9.75% Senior Secured Notes due 2023 (“2023 Notes”). The 2023 Notes were offered and sold to qualified institutional buyers in the U.S. pursuant to Rule 144A and outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended. The 2023 Notes were issued at a price of 98% and are recorded as long-term debt in the consolidated financial statements. The 2023 Notes bear interest at the rate of 9.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2020. The 2023 Notes will mature on December 31, 2023, unless earlier redeemed or repurchased. The 2023 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility.

On June 25, 2020, the Company repurchased $150 million aggregate principal amount of its 2023 Notes using proceeds from the sale of its former Canadian subsidiary. The 2023 Notes were repurchased (“2023 Notes Repurchase”) at a price of approximately 112.45% of the principal amount repurchased.

On March 26, 2021, the Company redeemed $350 million aggregate principal amount of its 2023 Notes using a portion of the net proceeds from an underwritten offering of 10 million shares of its common stock (“Offering”). The Company paid premiums of approximately $34 million related to the early redemption. This resulted in a loss on debt extinguishment of $41 million that was recorded in the first quarter of 2021, which is included as part of Interest expense, net within the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021. See Note 9 for additional details on the Offering.

Senior Secured Notes due 2027

On June 25, 2020, the Company issued $150 million in aggregate principal amount of 7.54% Senior Secured Notes due 2027 (“2027 Notes”). The 2027 Notes were offered and sold to qualified institutional buyers in the U.S. pursuant to Rule 144A and outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended. The 2027 Notes were issued at a price of 98.25% and are recorded as long-term debt in the consolidated financial statements. The 2027 Notes bear interest at the rate of 7.54% per year, payable semi-annually in cash in arrears, for which interest payments commenced December 2020. The 2027 Notes will mature on December 31, 2027, unless earlier redeemed or repurchased. The 2027 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility and the 2023 Notes.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

The Company accounted for the issuance of the 2027 Notes and the 2023 Notes Repurchase as debt modifications. As a result, the 12.45% premium paid on the repurchase of the $150 million aggregate principal amount of 2023 Notes is accounted for as an incremental discount that is amortized over the life of the 2027 Notes. Separately, the previously incurred unamortized debt discount and debt issuance costs are amortized over the remaining life of the outstanding 2023 Notes.

Interest expense, net on long-term debt and other obligations is as follows:

	Three Months Ended March 31,
	2022	2021
Interest on long-term debt	$33	$44
Interest on orbital securitization liability	1	1
Loss on debt extinguishment	—	41
Imputed interest and other	—	1
Capitalized interest	(11)	(9)
Interest expense, net	$23	$78

8.	FINANCIAL INSTRUMENTS AND FAIR VALUE DISCLOSURES

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

(Tabular amounts in millions, unless otherwise noted)

The following tables present assets and liabilities that are measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Recurring Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Orbital receivables [1]	$—	$469	$—	$469
Interest rate swaps	—	10	—	10
	$—	$479	$—	$479
Liabilities
Interest rate swaps	$—	$1	$—	$1
Long-term debt [2]	—	2,114	—	2,114
	$—	$2,115	$—	$2,115

	Recurring Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Orbital receivables [1]	$—	$481	$—	$481
Interest rate swaps	—	3	—	3
	$—	$484	$—	$484
Liabilities
Interest rate swaps	$—	$4	$—	$4
Long-term debt [2]	—	2,132	—	2,132
	$—	$2,136	$—	$2,136

[1]	The carrying value of orbital receivables was $407 million and $417 million as of March 31, 2022 and December 31, 2021, respectively.
[2]

Long-term debt excludes finance leases, borrowings under the Revolving Credit Facility, deferred financing and other and is carried at amortized cost. The outstanding carrying value was $2,058 million and $2,055 million as of March 31, 2022 and December 31, 2021, respectively. The carrying value of borrowings under the Revolving Credit Facility approximates their fair value.

As of March 31, 2022, an aggregate of $1.0 billion of the Company’s variable rate long-term debt is fixed at an average rate of 1.43% (excluding the margin specified in the Syndicated Credit Facility) pursuant to the Company’s outstanding interest rate swaps. On April 29, 2022, $500 million of the Company’s interest rate swaps matured.

The Company determines fair value of its derivative financial instruments and orbital receivables based on internal valuation models, such as a discounted cash flow analysis, using management estimates and observable market-based inputs, as applicable. Management estimates include assumptions concerning the amount and timing of estimated future cash flows and application of appropriate discount rates. Observable market-based inputs are sourced from third parties and include interest rates and yield curves, currency spot and forward rates and credit spreads, as applicable.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

There were no transfers into or out of each of the levels of the fair value hierarchy during the periods ended March 31, 2022 and December 31, 2021.

9.	STOCKHOLDERS’ EQUITY

Changes in the components of Accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Interest Rate Swaps	Loss on Pension and Other Postretirement Plans	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2021	$(1)	$(1)	$(51)	$(53)
Other comprehensive income	—	11	—	11
Tax benefit (expense)	—	—	—	—
Balance as of March 31, 2022	$(1)	$10	$(51)	$(42)

On March 22, 2021, the Company completed the Offering of 10 million shares of common stock at a public offering price of $40 per share. The Company received proceeds of $380 million, net of $20 million of transaction fees.

10.	REVENUES

As of March 31, 2022, the Company had $1.6 billion of remaining performance obligations, which represents the transaction price of firm orders less inception-to-date revenues recognized. Remaining performance obligations generally exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenues relating to existing performance obligations of approximately $1.0 billion, $0.4 billion and $0.2 billion for the remaining nine months ending December 31, 2022, the year ending December 31, 2023 and thereafter, respectively.

Contract liabilities by segment are as follows:

As of March 31, 2022	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$36	$214	$250

As of December 31, 2021	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$32	$257	$289

Contract liabilities decreased to $250 million as of March 31, 2022 from $289 million as of December 31, 2021. The decrease in contract liabilities is primarily due to revenues recognized based upon the satisfaction of performance obligations within the Space Infrastructure segment. The Company had an immaterial balance of non-current contract liabilities as of March 31, 2022 and December 31, 2021. Non-current contract liabilities are included in Other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

The Company’s primary sources of revenues are as follows:

Three Months Ended March 31, 2022	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$154	$—	$154
Service revenues	251	—	—	251
Intersegment	—	23	(23)	—
	$251	$177	$(23)	$405

Three Months Ended March 31, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$142	$—	$142
Service revenues	250	—	—	250
Intersegment	—	13	(13)	—
	$250	$155	$(13)	$392

Certain of the Company’s contracts with customers in the Space Infrastructure segment include a significant financing component since payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital interest revenue of $6 million for the three months ended March 31, 2022, compared to $7 million for the three months ended March 31, 2021, related to these contracts, which is included in product revenues in the Unaudited Condensed Consolidated Statements of Operations.

Revenue in the Space Infrastructure segment is primarily generated from long-term construction contracts. Due to the long-term nature of these contracts, the Company generally recognizes revenue over time using the cost-to-cost method to measure progress. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). Revenue recognition is also contingent on estimated contractual consideration. An EAC includes all direct costs and indirect costs directly attributable to a program or allocable based on program cost pooling arrangements. Estimates regarding the Company’s costs associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes to an EAC or estimated contractual consideration are recorded as a cumulative adjustment to revenue.

The Company recognized a cumulative adjustment to revenue of $25 million for the three months ended March 31, 2021 related to the Sirius XM contract with Sirius XM Holdings Inc. (“Sirius XM”). This adjustment resulted primarily from adjusting the EAC transaction price for the amount of the final milestone and expected orbital payments from Sirius XM due to the non-performance of the SXM-7 satellite and other adjustments. See Note 3 for additional details regarding the adjustment to trade and other receivables.

The Company has certain programs in the Space Infrastructure segment which contain significant development efforts that have experienced delays and cost growth primarily due to the complexity of the programs resulting in an overall loss position. The Company recorded $9 million in EAC adjustments on loss contracts during the three months ended March 31, 2022 compared to $10 million for the three months ended March 31, 2021.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

Revenues based on the geographic location of customers are as follows:

	Three Months Ended March 31,
	2022	2021
United States	$335	$323
Asia	22	22
Europe	17	15
Middle East	15	11
Australia	7	2
Canada	6	14
Other	3	5
Total revenues	$405	$392

Revenues from significant customers are as follows:

Three Months Ended March 31, 2022	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$169	$63	$—	$232
Commercial and other	82	114	(23)	173
Total revenues	$251	$177	$(23)	$405

Three Months Ended March 31, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$171	$66	$—	$237
Commercial and other	79	89	(13)	155
Total revenues	$250	$155	$(13)	$392

The Company had revenues from a commercial customer in the Space Infrastructure segment that represented 11% of total revenues for the three months ended March 31, 2022. The revenues from this commercial customer in the Space Infrastructure segment represented 19% of the Company’s total revenues for the three months ended March 31, 2021.

11.	SEGMENT INFORMATION

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

The Company’s Chief Operating Decision Maker measures the performance of each segment based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, tax, depreciation and amortization (“EBITDA”) adjusted for certain items affecting comparability of the Company’s ongoing operating results as specified in the calculation. Certain items affecting the comparability of our ongoing operating results between periods include restructuring, impairments, insurance recoveries, gain (loss) on sale of assets, (gain) loss on orbital receivables allowance and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses and fees for audit, legal and consulting services.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

Intersegment sales are generally recorded at cost plus a specified margin, which may differ from what the segment may be able to obtain on sales to external customers.

The following table summarizes the operating performance of the Company’s segments:

	Three Months Ended March 31,
	2022	2021
Revenues:
Earth Intelligence	$251	$250
Space Infrastructure	177	155
Intersegment eliminations	(23)	(13)
Total revenues	$405	$392

Adjusted EBITDA:
Earth Intelligence	$99	$107
Space Infrastructure	19	(12)
Intersegment eliminations	(9)	(5)
Corporate and other expenses	(25)	(23)
Restructuring	(1)	—
Depreciation and amortization	(68)	(74)
Interest expense, net	(23)	(78)
Interest income [1]	1	1
Loss before taxes	$(7)	$(84)

[1]	Included in Other income, net on the Unaudited Condensed Consolidated Statements of Operations.

The Company’s capital expenditures are as follows:

Three Months Ended March 31, 2022	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$28	$3	$12	$43
Intangible assets	19	—	2	21
	$47	$3	$14	$64

Three Months Ended March 31, 2021	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$13	$4	$9	$26
Intangible assets	20	—	4	24
	$33	$4	$13	$50

Substantially all of the Company’s long-lived tangible assets were in the United States as of March 31, 2022 and December 31, 2021.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

12.	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit (credit) cost for the Company’s pension plans:

	Three Months Ended March 31,
	2022	2021
Interest cost	$4	$3
Expected return on plan assets	(7)	(7)
Amortization of net loss	—	1
Expenses paid	1	1
Net periodic benefit credit	$(2)	$(2)

Contributions

The funding policy for the Company’s pension plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. In 2021, the Company elected to take advantage of certain provisions of the American Rescue Plan Act of 2021 and due to the Company’s election, there are no required contributions for the Company’s qualified pension plan for the year ending December 31, 2022.

13.	INCOME TAXES

For the three months ended March 31, 2022 and 2021, the effective tax rate on pre-tax income was 0.0%. The effective tax rates for the three months ended March 31, 2022 and 2021 differ from the statutory U.S. federal income tax rate of 21.0% primarily due to estimated permanent differences and changes in valuation allowance. The Company does not anticipate a significant change to the Company’s gross unrecognized tax benefits within the next 12 months.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

14.	NET LOSS PER COMMON SHARE

The following table includes the calculation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2022	2021

Net loss	$(7)	$(84)

Weighted average number of common shares outstanding-basic	73.2	64.8
Weighted dilutive effect of equity awards	—	—
Weighted average number of common shares outstanding-diluted	73.2	64.8

Net loss per common share
Basic	$(0.10)	$(1.30)
Diluted	$(0.10)	$(1.30)

For the three months ended March 31, 2022 and 2021, approximately 3 million and 5 million shares subject to equity awards, respectively, were excluded from the diluted weighted average number of ordinary common shares outstanding calculation because their effect would have been anti-dilutive.

15.	COMMITMENTS AND CONTINGENCIES

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

(Tabular amounts in millions, unless otherwise noted)

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

Risks and uncertainties related to COVID-19

The near and long-term impacts of the pandemic on the cost and schedule of the numerous programs in the Company’s existing backlog and the timing of new awards remain uncertain. The Company is observing stress in its supplier base inside and outside the U.S. and will continue to monitor and assess the actual and potential COVID-19 impacts on employees, customers, suppliers and the productivity of the work being done, all of which to some extent could affect revenues, estimated costs to complete projects, earnings and cash flow. The Company has received some force majeure claims from suppliers related to COVID-19; however, at this time the Company does not expect the claims to result in a material financial impact.

Legal proceedings

On January 14, 2019, a Maxar stockholder filed a putative class action lawsuit captioned Oregon Laborers Employers Pension Trust Fund, et al. v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the United States District Court for the District of Colorado (“Colorado Action”), naming Maxar and members of management as defendants alleging, among other things, that the Company’s public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. On October 7, 2019, the lead plaintiff filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and members of management in connection with the Company’s public disclosures between March 26, 2018 and January 6, 2019. The consolidated complaint alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were allegedly false and/or misleading during the class period. On September 11, 2020, the court granted in part, and denied in part, defendants’ motion to dismiss. On July 16, 2021, the court in the Colorado Action certified a class consisting of investors who purchased or acquired Maxar stock between May 9, 2018 and October 30, 2018, inclusive. The Company intends to vigorously defend against this lawsuit.

In January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00613564-00CP in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. On November 15, 2019, Mr. O’Brien and another Maxar stockholder resident in Canada issued a new putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00631107-00CP, naming Maxar and certain members of management and the board of directors as defendants as well as Maxar’s auditor, KPMG LLP. On February 7, 2020, the January 2019 lawsuit was discontinued. The Statement of Claim in the November

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

2019 lawsuit alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were false and/or misleading during the class period and claims damages of $700 million. On April 24, 2020, the plaintiffs served their motion record for leave under the Securities Act (Ontario) and to certify the action as a class proceeding. By order dated September 23, 2021, the action against KPMG LLP was discontinued. On March 10, 2022, the plaintiffs’ motion for leave and certification was dismissed. The plaintiffs have not appealed the dismissal and the time period for such appeal expired on April 11, 2022.

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al., No. I9CV35070 in the Superior Court of the State of California, County of Santa Clara, naming Maxar and certain members of management and the board of directors as defendants. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the Company’s June 2, 2017 Registration Statement and Prospectus (“Offering Materials”) filed in anticipation of its October 5, 2017 merger with DigitalGlobe, Inc. (the “DigitalGlobe Merger”). On April 30, 2020, the plaintiff filed an amended complaint alleging the same causes of action against the same set of defendants as set forth in his original complaint. The lawsuit is based upon many of the same underlying factual allegations as the Colorado Action. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. On January 24, 2021, the court granted in part, and denied in part, defendants’ motion to dismiss. On August 20, 2021, the court certified a class consisting of investors who acquired Maxar stock in exchange for DigitalGlobe stock pursuant to the Offering Materials issued in connection with the DigitalGlobe Merger. The Company intends to vigorously defend against this lawsuit.

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

The Company maintains insurance policies for settlements and judgments, as well as legal defense costs, for lawsuits such as those described in the preceding paragraphs, although the amount of insurance coverage that the Company maintains may not be adequate to cover all claims or liabilities. In addition, provisions of the Company’s Certificate of Incorporation, Bylaws and indemnification agreements entered into with current and former directors and officers require the Company, among other things, to indemnify these directors and officers against certain liabilities that may arise by reason of their status or service as directors or officers and to advance expenses to such directors or officers in connection therewith.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

16.	SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$15	$27
Income tax payments, net of (refunds)	(8)	—
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	19	13

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements usually relate to future events and may include statements regarding, among other things, our anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof.

These forward-looking statements are based on management’s current expectations and assumptions based on information currently known to us and our projections of the future, about which we cannot be certain. Forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from the anticipated results or expectations expressed in this Quarterly Report on Form 10-Q. As a result, although we believe we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, undue reliance should not be placed on the forward-looking statements because we can give no assurance that they will prove to be accurate. Risks and uncertainties that could cause actual results to differ materially from current expectations include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this MD&A, as such risks and uncertainties may be updated or superseded from time to time by subsequent reports we file with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and are expressly qualified in their entirety by the foregoing risks and uncertainties. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition, results of operations and cash flows. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

Unless otherwise indicated, our significant accounting policies and estimates, material cash requirements, commitments, contingencies and business risks and uncertainties as described in our MD&A and consolidated financial statements for the year ended December 31, 2021, are substantially unchanged.

RECENT DEVELOPMENTS

COVID-19 operational posture and current impact

We continue to monitor and adapt our pandemic crisis response plan, while maintaining a focus on the protection of the health and safety of our employees, families, customers and communities. Changes in our operations in response to COVID-19 and employee illnesses resulting from the pandemic have resulted in inefficiencies and delays of our projects, impacts to service level contracts, including in sales and product development efforts and additional costs related to business continuity initiatives that cannot be fully mitigated through succession planning or employees working remotely. Additionally, we have and continue to observe stress in our supplier base inside and outside the U.S. We will continue to monitor and assess the actual and potential COVID-19 impacts on employees, customers, suppliers and the productivity of the work being done, all of which to some extent will affect revenues, estimated costs to complete projects, earnings and cash flow. Our results of operations for the quarter ended March 31, 2022, were not materially impacted by COVID-19.

Refer to Part II Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of our risks related to COVID-19.

WorldView Legion satellites update

We experienced a test configuration anomaly that is in the process of being re-executed. In addition, the war in Ukraine has limited the use of the Antonov aircraft that typically flies satellites to launch sites, which has put further pressure on the overall schedule as we will likely need to use ground transportation to move the satellites from our manufacturing facility in California to the launch site in Florida. Assuming no major issues arise, we now expect the first launch of the WorldView Legion satellites in the September 2022 timeframe. The second and third launches are still expected to be within three and six months, respectively, after the first launch.

Electro-Optical Commercial Layer (“EOCL”) contract

In November 2021, the National Reconnaissance Office (“NRO”) announced the release of the EOCL contract Request for Proposal (“EOCL RFP”) which is expected to replace the existing EnhancedView Follow On contract (“EnhancedView Contract”). In December 2021, we submitted our response to the EOCL RFP and anticipate the NRO to award EOCL contracts prior to the expiration of the EnhancedView Contract, including remaining option years.

SEGMENT RESULTS

Our Chief Operating Decision Maker measures performance of our reportable segments based on revenue and Adjusted EBITDA. Our operating and reportable segments are: Earth Intelligence and Space Infrastructure.

Earth Intelligence

In the Earth Intelligence segment, we are a global leader in high resolution space-based Earth observation imagery products and analytics. We launched the world’s first high resolution commercial imaging satellite in 1999 and currently operate a four-satellite imaging constellation, providing us with over two decades and approximately 137 petabytes of imagery over our history (referred to as our “Image Library”) of the highest-resolution, commercially available imagery. Our imagery solutions provide customers with timely, accurate and mission-critical information about our changing planet and support a wide variety of government and commercial applications, including mission planning, mapping and analysis, environmental monitoring, disaster management, crop management, oil and gas exploration and infrastructure management. We continue to innovate as demands for new satellite technology and advanced analytic tools increase. We are a leader in commercial satellite imagery, and our commitment to accuracy, clarity and recency of foundational mapping enables us to provide the highest quality imagery basemaps for our customers. The high-quality satellite imagery also enables us to provide advanced 3D modeling for augmented reality, virtual reality and interactive engagement through our Precision3D Suite of tools. The U.S. government is the largest customer of our Earth Intelligence segment through the EnhancedView Contract, Global Enhanced GEOINT Delivery and One World Terrain programs and various classified and unclassified contract vehicles. In the commercial satellite Earth observation industry, we are a leader across U.S. government agencies, international government agencies and commercial customer verticals.

We also provide geospatial services that combine imagery, analytic expertise and innovative technology to deliver intelligence solutions to customers. Our cleared personnel support analytic solutions that accurately document change and enable geospatial modeling and analysis that help predict where events will occur. Our primary customer of geospatial services is the U.S. government, but we also support intelligence requirements for other U.S. allied governments, global development organizations and commercial customers.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
($ millions)
Revenues:
Product	$154	$142	$12	8%
Service	251	250	1	0
Total revenues	405	392	13	3
Costs and expenses:
Product costs, excluding depreciation and amortization	127	148	(21)	(14)
Service costs, excluding depreciation and amortization	93	93	—	—
Selling, general and administrative	104	84	20	24
Depreciation and amortization	68	74	(6)	(8)
Operating income (loss)	$13	$(7)	$20	* %
Interest expense, net	23	78	(55)	(71)
Other income, net	(3)	(1)	(2)	200
Loss before taxes	$(7)	$(84)	$77	(92)%
Income tax (benefit) expense	—	—	—	*
Net loss	$(7)	$(84)	$77	(92)%

* Not meaningful.

Product and service revenues

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
($ millions)
Product revenues	$154	$142	$12	8%
Service revenues	251	250	1	0
Total revenues	$405	$392	$13	3%

Total revenues increased to $405 million from $392 million, or by $13 million, for the three months ended March 31, 2022, compared to the same period of 2021. The increase in revenues was driven by an increase in product revenues within our Space Infrastructure segment.

Further discussion of the drivers behind changes in revenues is included within the “Results by Segment” section below.

See Note 10, “Revenue” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for product and service revenue by segment.

Product and service costs

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
($ millions)
Product costs, excluding depreciation and amortization	$127	$148	$(21)	(14)%
Service costs, excluding depreciation and amortization	93	93	—	—
Total costs	$220	$241	$(21)	(9)%

Total costs of product and services decreased to $220 million from $241 million, or by $21 million, for the three months ended March 31, 2022, compared to the same period of 2021. The decrease in costs was driven by a decrease in product costs within our Space Infrastructure segment.

Selling, general and administrative

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
($ millions)
Selling, general and administrative	$104	$84	$20	24%

Selling, general and administrative costs increased to $104 million from $84 million, or by $20 million, for the three months ended March 31, 2022, compared to the same period of 2021. The increase was primarily due to a $7 million increase in labor related expenses driven by annual merit increases, increases in fringe benefits and an increase in efforts related to internal business projects, including our enterprise resource planning (“ERP”) project for the three months ended March 31, 2022 compared to the same period of 2021. There was also an increase in stock-based compensation expense of $4 million for the three months ended March 31, 2022. The increase in stock-based compensation was primarily due to incremental expense related to liability classified awards driven by an increase in stock price. There was also an increase of $3 million in sales and marketing expenses primarily within our Space Infrastructure segment, a $3 million increase in professional service expenses primarily driven by our ERP project and a $2 million increase in research and development expenses within our Space Infrastructure segment for the three months ended March 31, 2022, compared to the same period of 2021.

Depreciation and amortization

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
($ millions)
Property, plant and equipment	$19	$23	$(4)	(17)%
Intangible assets	49	51	(2)	(4)
Depreciation and amortization expense	$68	$74	$(6)	(8)%

Depreciation and amortization expense decreased to $68 million from $74 million, or by $6 million, for the three months ended March 31, 2022, compared to the same period of 2021. The decrease was primarily driven by a decrease in depreciation expense related to the extension of the useful lives of three satellites in the fourth quarter of 2021.

Interest expense, net

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
($ millions)
Interest expense:
Interest on long-term debt	$33	$44	$(11)	(25)%
Interest on orbital securitization liability	1	1	—	—
Loss on debt extinguishment	—	41	(41)	(100)
Imputed interest and other	—	1	(1)	(100)
Capitalized interest	(11)	(9)	(2)	22
Interest expense, net	$23	$78	$(55)	(71)%

Interest expense, net decreased to $23 million from $78 million, or by $55 million, for the three months ended March 31, 2022, compared to the same period in 2021. The decrease was primarily driven by a $41 million loss on debt extinguishment during the three months ended March 31, 2021 from the partial redemption of our 9.75% Senior Secured Notes due 2023 (“2023 Notes”) using proceeds from a March 2021 underwritten public offering of our common stock (“Offering”), compared to no loss on debt extinguishment for the same period of 2022. The decrease is also driven by an $11 million decrease in interest on long-term debt primarily due to a lower principal balance on the 2023 Notes due to the partial redemption of the 2023 Notes in the first quarter of 2021.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on two reportable segments: Earth Intelligence and Space Infrastructure. Intrasegment transactions have been eliminated from the segmented financial information discussed below.

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
($ millions)
Revenues:
Earth Intelligence	$251	$250	$1	0%
Space Infrastructure	177	155	22	14
Intersegment eliminations	(23)	(13)	(10)	77
Total revenues	$405	$392	$13	3%

Adjusted EBITDA:
Earth Intelligence	$99	$107	$(8)	(7)%
Space Infrastructure	19	(12)	31	*
Intersegment eliminations	(9)	(5)	(4)	80
Corporate and other expenses	(25)	(23)	(2)	9
Total Adjusted EBITDA	$84	$67	$17	25%

* Not meaningful.

Adjusted EBITDA disclosures throughout this section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are non-GAAP measures. See “Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA disclosures. See also Note 11, “Segment Information” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” in this Quarterly Report on Form 10-Q for additional information about how we use Adjusted EBITDA to measure the performance of each of our segments.

Earth Intelligence

The following table provides selected financial information for the Earth Intelligence segment.

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
($ millions)
Total revenues	$251	$250	$1	0%

Adjusted EBITDA	$99	$107	$(8)	(7)%
Adjusted EBITDA margin (as a % of total revenues)	39.4%	42.8%

Revenues from the Earth Intelligence segment increased to $251 million from $250 million, or by $1 million, for the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily driven by a $2 million increase in revenues from international defense and intelligence customers and a $1 million increase in revenues from commercial programs. These increases were partially offset by a $2 million decrease in revenues from the U.S. government.

Adjusted EBITDA decreased to $99 million from $107 million, or by $8 million, for the three months ended March 31, 2022, compared to the same period of 2021. The decrease was primarily related to an increase in selling, general and administrative costs, compared to the same period of 2021. The increase in selling, general and administrative costs was primarily due to an increase in labor related expenses driven by employee compensation and fringe benefits.

Space Infrastructure

The following table provides selected financial information for the Space Infrastructure segment.

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
($ millions)
Total revenues	$177	$155	$22	14%

Adjusted EBITDA	$19	$(12)	$31	*
Adjusted EBITDA margin (as a % of total revenues)	10.7%	(7.7)%

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

Revenues from the Space Infrastructure segment increased to $177 million from $155 million, or by $22 million, for the three months ended March 31, 2022, compared to the same period in 2021. Revenues increased primarily as a result of a $28 million aggregate impact due to the non-performance of the SXM-7 satellite during the three months ended March 31, 2021, which did not reoccur in the same period in 2022. This increase was partially offset by a $3 million decrease in revenues from U.S. government contracts and a $2 million decrease in revenues from recurring commercial programs during the three months ended March 31, 2022.

Adjusted EBITDA in the Space Infrastructure segment increased to $19 million from a loss of $12 million, or by $31 million, for the three months ended March 31, 2022, compared to the same period of 2021. The increase was primarily related to the above-mentioned SXM-7 satellite impacts which did not reoccur in the same period in 2022. The increase was also driven by an $11 million decrease in indirect costs primarily due to reduced overhead costs during the three months ended March 31, 2022. These increases were partially offset by a $9 million increase in selling, general and administrative costs primarily due to an increase in labor related expenses driven by employee compensation, fringe benefits and an increase in efforts related to internal business projects. There was also an increase in sales and marketing expenses and research and development expenses.

Corporate and other expenses

Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, retention costs and fees for legal and consulting services.

Corporate and other expenses increased to $25 million from $23 million, or by $2 million, for the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily driven by an increase in stock-based compensation expense of $3 million for the three months ended March 31, 2022, which was primarily due to incremental expense related to liability classified awards.

Intersegment eliminations

Intersegment eliminations are related to projects between our segments, including the construction of our WorldView Legion satellites. Intersegment eliminations increased to $9 million from $5 million, or by $4 million, for the three months ended March 31, 2022, compared to the same period in 2021, primarily related to an increase in intersegment satellite construction activity.

BACKLOG

Our backlog by segment is as follows:

	March 31,	December 31,
	2022	2021
($ millions)
Earth Intelligence	$876	$1,028
Space Infrastructure	745	865
Total backlog	1,621	1,893
Unfunded contract options	763	650
Total	$2,384	$2,543

Order backlog, representing the estimated dollar value of firm contracts for which work has not yet been performed (also known as the remaining performance obligations on a contract), was $1,621 million as of March 31, 2022 compared to $1,893 million as of December 31, 2021. Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts.

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

Our unfunded contract options totaled $763 million and $650 million as of March 31, 2022 and December 31, 2021, respectively. Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of March 31, 2022, were primarily comprised of the option year in the EnhancedView Contract (September 1, 2022 through July 12, 2023) and other U.S. government contracts. In November 2021, the NRO announced the release of the EOCL RFP which is expected to replace the existing EnhancedView Contract. In December 2021, we submitted our response to the EOCL RFP and anticipate the NRO to award EOCL contracts prior to the expiration of the EnhancedView Contract, including remaining option years.

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

Our first maturity of long-term debt is in the fourth quarter of 2023 and relates to the 2023 Notes and Revolving Credit Facility (as defined below). On March 26, 2021, we redeemed $350 million aggregate principal amount of our 2023 Notes using a portion of the net proceeds from the Offering.

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

We also have short and long-term requirements to fund our pension plans within the Space Infrastructure segment. Funding requirements under applicable laws and regulations are a major consideration in making contributions to our pension plans. Failure to satisfy the minimum funding thresholds with respect to appropriate laws and regulations could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our qualified pension plan, we intend to contribute annually not less than the required minimum funding thresholds. In 2021, we elected to take advantage of certain provisions of the American Rescue Plan Act of 2021 and due to our election, there are no required contributions for the qualified pension plan for the year ending December 31, 2022.

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

Summary of cash flows

	Three Months Ended March 31,
	2022	2021
($ millions)
Cash provided by operating activities	$48	$27
Cash used in investing activities	(66)	(50)
Cash used in financing activities	(7)	17
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	—
Cash, cash equivalents, and restricted cash, beginning of year	48	32
Cash, cash equivalents, and restricted cash, end of period	$23	$26

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

Cash provided by operating activities increased to $48 million from $27 million, or by $21 million, for the three months ended March 31, 2022 compared to the same period in 2021. This change was primarily driven by favorable changes in working capital inclusive of $8 million of tax refunds received for the three months ended March 31, 2022, compared to the same period in 2021.

Investing activities

Cash used in investing activities increased to $66 million from $50 million, or by $16 million, for the three months ended March 31, 2022 compared to the same period in 2021. Our primary investing activities included expenditures on property, plant and equipment of $43 million and $26 million for the three months ended March 31, 2022 and 2021, respectively, and investments in intangible assets primarily related to internally developed software of $21 million and $24 million for the three months ended March 31, 2022 and 2021, respectively. Property, plant and equipment expenditures for the three months ended March 31, 2022 and 2021 primarily related to the construction of our WorldView Legion satellites.

Financing activities

Cash used in financing activities decreased to $7 million compared to cash provided by financing activities of $17 million, or by $24 million, for the three months ended March 31, 2022 compared to the same period in 2021. During the three months ended March 31, 2022, cash used in financing activities included the settlement of the securitization liability of $4 million. During the three months ended March 31, 2021, cash provided by financing activities primarily included net proceeds of $380 million from the Offering and $25 million in net proceeds from the Revolving Credit Facility. These were partially offset by $384 million used for the partial redemption of the 2023 Notes, including approximately $34 million in premiums paid to redeem such 2023 Notes.

Long-term debt

The following table summarizes our long-term debt:

	March 31,	December 31,
	2022	2021
($ millions)
Syndicated Credit Facility:
Term Loan B	$1,444	$1,444
2023 Notes	500	500
2027 Notes	150	150
Deferred financing	24	26
Obligations under finance leases and other	7	5
Debt discount and issuance costs	(36)	(39)
Total long-term debt	$2,089	$2,086

As of March 31, 2022 and December 31, 2021, we were in compliance with our debt covenants.

Syndicated Credit Facility

As of March 31, 2022, the senior secured syndicated credit facility (“Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility in an aggregate capacity of up to $500 million maturing in December 2023 (“Revolving Credit Facility”) and (ii) a senior secured first lien term B facility in an original aggregate principal amount of $2.0 billion maturing in October 2024 (“Term Loan B”). The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of March 31, 2022 and December 31, 2021, we had $28 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

Senior Secured Notes due 2023

In December 2019, we issued $1.0 billion in aggregate principal amount of 2023 Notes in a private placement to institutional buyers. The 2023 Notes were issued at a price of 98% and are recorded as long-term debt in our consolidated financial statements. The 2023 Notes bear interest at the rate of 9.75% per year, payable semi-annually in cash in arrears, for which interest payments commenced in June 2020. The 2023 Notes will mature on December 31, 2023, unless earlier redeemed or repurchased. The 2023 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility.

Senior Secured Notes due 2027

In June 2020, we issued $150 million in aggregate principal amount of 7.54% Senior Secured Notes due 2027 (“2027 Notes”) in a private placement to institutional buyers. The 2027 Notes were issued at a price of 98.25% and are recorded as long-term debt in our consolidated financial statements. The 2027 Notes bear interest at the rate of 7.54% per year, payable semi-annually in cash in arrears, for which interest payments commenced in December 2020. The 2027 Notes will mature on December 31, 2027, unless earlier redeemed or repurchased. The 2027 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility and the 2023 Notes.

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

See Note 7, “Long-term debt and interest expense, net” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” in this Quarterly Report on Form 10-Q for further details on our long-term debt.

Securitization liability

We have in place, a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less, discounted to face value using prevailing market rates. There were no sales or repurchases of eligible receivables executed in the three months ended March 31, 2022 or 2021.

The orbital receivables that were securitized remain on our balance sheet as the accounting criteria for surrendering control of the orbital receivables were not met. The net proceeds received have been recognized as securitization liabilities that have been subsequently measured at amortized cost using the effective interest rate method. The securitized orbital receivables and securitization liabilities are being drawn down as payments are received from customers and passed on to the international financial institution. We continue to recognize orbital revenue on the orbital receivables that are subject to the securitization transactions and recognize interest expense to accrete the securitization liability.

Interest rate swaps

As of March 31, 2022, an aggregate of $1.0 billion of our variable rate long-term debt is fixed at an average rate of 1.43% (excluding the margin specified in the Syndicated Credit Facility) pursuant to our outstanding interest rate swaps. On April 29, 2022, $500 million of our interest rate swaps matured.

Off-balance sheet arrangements

As of March 31, 2022, we had no outstanding foreign exchange sales contracts. As of March 31, 2022, we had $28 million in letters of credit guaranteed by the Syndicated Credit Facility, while indemnified by us. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes to our critical accounting policies, estimates or judgments, that occurred in the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We define EBITDA as earnings before interest, taxes, depreciation and amortization, Adjusted EBITDA as EBITDA adjusted for certain items affecting the comparability of our ongoing operating results as specified in the calculation and Adjusted EBITDA margin as Adjusted EBITDA divided by revenue. Certain items affecting the comparability of our ongoing operating results between periods include restructuring, impairments, insurance recoveries, gain (loss) on sale of assets, (gain) loss on orbital receivables allowance and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Management believes that exclusion of these items assists in providing a more complete understanding of our underlying results and trends, and management uses these measures along with the corresponding U.S. GAAP financial measures to manage our business, evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. Adjusted EBITDA is a measure being used as a key element of our incentive compensation plan. The Syndicated Credit Facility also uses Adjusted EBITDA in the determination of our debt leverage covenant ratio. The definition of Adjusted EBITDA in the Syndicated Credit Facility includes a more comprehensive set of adjustments that may result in a different calculation therein.

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

The table below reconciles our net income (loss) to EBITDA and Total Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
($ millions)
Net loss	$(7)	$(84)
Income tax (benefit) expense	—	—
Interest expense, net	23	78
Interest income	(1)	(1)
Depreciation and amortization	68	74
EBITDA	$83	$67
Restructuring	1	—
Total Adjusted EBITDA	$84	$67

Adjusted EBITDA:
Earth Intelligence	99	107
Space Infrastructure	19	(12)
Intersegment eliminations	(9)	(5)
Corporate and other expenses	(25)	(23)
Total Adjusted EBITDA	$84	$67

Net loss margin	(1.7)%	(21.4)%
Total Adjusted EBITDA margin	20.7%	17.1%

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Currently, we are involved in a number of legal proceedings. For a discussion of material legal proceedings, see Note 15, “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item I, “Financial Information” in this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

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

●	Our business, financial condition and results of operations could be materially adversely affected by impacts resulting from the conflict in Ukraine or related geopolitical tensions.
●	We are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, results of operations and stock price.

●	The future revenue and operating results of the Space Infrastructure segment are dependent on our ability to generate a sustainable order rate for the satellite and space manufacturing operations and develop new technologies to meet the needs of our customers or potential new customers.
●	Our business with various governmental entities is subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.
●	Our revenue, results of operations and reputation may be negatively impacted if our programs fail to meet contractual requirements or our products contain defects or fail to operate in the expected manner.
●	Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, and security threats could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.
●	Satellites are subject to construction and launch delays, launch failures, damage or destruction during launch, the occurrence of which can materially and adversely affect our operations.
●	If our satellites fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.
●	Loss of, or damage to, a satellite and the failure to obtain data or alternate sources of data for our products may have an adverse impact on our results of operations and financial condition.
●	Interruption or failure of our infrastructure or national infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.
●	Our business with various governmental entities is concentrated in a small number of primary contracts. The loss or reduction in scope of any one of our primary contracts would materially reduce our revenue.
●	We operate in highly competitive industries and in various jurisdictions across the world, which may cause us to have to reduce our prices or to lose market share.
●	We are a party to legal proceedings, investigations and other claims or disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any of which could adversely affect our business.
●	Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.
●	Changes in U.S. government policy regarding use of commercial data or space infrastructure providers, or material delay or cancellation of certain U.S. government programs, may have a material adverse effect on our revenue and our ability to achieve our growth objectives.
●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.
●	Our business involves significant risks and uncertainties that may not be covered by insurance.
●	We often rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.

●	We are dependent on our ability to attract, train and retain employees. Our inability to do so, or the loss of key personnel, would cause serious harm to our business.
●	Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
●	We may be required to recognize impairment charges.
●	Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, including funding future satellites, or to refinance or renew our debt financing arrangements, or we may be able to do so only on terms that significantly restrict our ability to operate our business.
●	Our ability to obtain additional debt or equity financing or government grants to finance operating working capital requirements and growth initiatives may be limited or difficult to obtain, which could adversely affect our operations and financial condition.
●	Our indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.
●	Our current financing arrangements contain certain restrictive covenants that impact our future operating and financial flexibility.
●	Our actual operating results may differ significantly from our guidance.
●	We could be adversely impacted by actions of activist stockholders, and such activism could impact the value of our securities.
●	The price of our common stock has been volatile and may fluctuate substantially.
●	Our operations in the U.S. government market are subject to significant regulatory risk.
●	Failure to comply with the requirements of the National Industrial Security Program Operating Manual could result in interruption, delay or suspension of our ability to provide our products and services, and could result in loss of current and future business with the U.S. government.
●	Our business is subject to various regulatory risks that could adversely affect our operations.
●	Changes in tax law, in our tax rates or in exposure to additional income tax liabilities or assessments may materially and adversely affect our financial condition, results of operations and cash flows.
●	Our ability to use our U.S. federal and state net operating loss carryforwards and certain other tax attributes may be limited.
●	Our operations are subject to governmental law and regulations relating to environmental matters, which may expose us to significant costs and liabilities that could negatively impact our financial condition.

Risks Related to Our Business

Our business, financial condition and results of operations could be materially adversely affected by impacts resulting from the conflict in Ukraine or related geopolitical tensions.

U.S. and global businesses and markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, it was reported that a full-scale military invasion of Ukraine by Russian troops began. The recent military conflict in Ukraine has also led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to regional instability, market disruptions, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, and the supply chain, which could create or exacerbate risks facing our business.

For example, market disruptions caused by Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to significant volatility and instability in credit and capital markets and a lack of liquidity in capital markets, potentially making it more difficult for us to raise capital.

Further, because of our recent prominence in the media and continued support of the U.S. government and other governments and various media outlets throughout the world, we (and/or partners we use) may be susceptible to attacks by advanced, persistent and highly organized adversaries, including nation states and hostile foreign governments such as Russia and its allies. These attacks could come in the form of, among others, anti-satellite devices, electromagnetic or radio interference with our satellites, cyber and other security attacks, and other similar types of attacks, any or all of which are potentially capable of destroying our satellites or ground systems architecture or rendering them permanently impaired or inoperable. In the event of one or more of these attacks on us and/or our partners, there can be no assurance that any insurance proceeds will be available for any partial or total loss of a satellite or a satellite’s performance or any resulting business interruption, and our business, financial condition and results of operations could be materially adversely affected. See also “Our business involves significant risks and uncertainties that may not be covered by insurance” below.

Additionally, although we believe there are alternative sources available to us for products, materials, components and services, if these conditions continue for a prolonged period, we may also experience supply chain disruptions, logistics restrictions, shortages in the availability of key materials and components and our reputation and relationships with our customers may become impaired if we are unable to meet a customer’s expectations or contractual requirements. The occurrence of any of the foregoing, especially over a prolonged period, could have a material adverse effect on our financial condition and results of operations.

We are actively monitoring the situation in Ukraine and globally and assessing its potential impact on our business. Although our business has not been materially impacted by the ongoing military conflict between Russia and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers, vendors, and customers, will be impacted in the short and long term, the course the current conflict may take in the future including its scope or severity, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such impacts or disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

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

We have implemented certain systems and processes to help thwart bad actors and protect our data and our systems and assets. The techniques used to gain unauthorized access are constantly evolving, however, and we may be unable to prevent or mitigate all unauthorized access, disruption, loss, or harm. Because of our highly desired intellectual property and our support of the U.S. government and other governments, we (and/or partners we use) may be a particularly attractive target for such attacks by advanced, persistent and highly organized adversaries, including nation states and hostile foreign governments, such as Russia and its allies. The risk of these attacks could be exacerbated by the conflict between Russian and Ukraine discussed above. From time to time, we have experienced attacks on our systems from bad actors that, to date, have not had a material adverse effect on our business. We cannot offer assurances, however, that future attacks will not materially adversely affect our business.

A security event or other significant disruption of our systems, assets, products or solutions could:

•	disrupt the proper functioning of our networks, applications and systems and therefore our operations and/or those of certain of our customers, or partners;
•	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, our or our customers’ proprietary, confidential, sensitive or otherwise valuable information, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•	destroy or degrade assets including space, ground and intellectual property assets;
•	manipulate or tamper with our products, solutions, analysis, or other systems delivered to our customers or partners;
•	compromise other sensitive government functions; and
•	damage our reputation with our customers (particularly agencies of various governments) and the public generally.

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

Loss of, or damage to, a satellite, adversarial actions impacting the function of our satellites and the failure to obtain data or alternate sources of data for our products may have an adverse impact on our results of operations and financial condition.

In the Earth Intelligence segment, we rely on data collected from a number of sources including data obtained from satellites. We may become unable or limited in our ability to collect such data. For example, satellites can temporarily go out of service and be recovered, or cease to function for reasons beyond our control, including the quality of design and construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits and space environments in which the satellites are placed and operated. Electrostatic storms, collisions with other objects or actions by malicious actors, including cyber related, could also damage the satellites. Our satellites may be subject to an increased risk of collision with other space objects due to growth in the number of commercial and government satellites. In addition, the functioning of our satellites could be adversely impacted by potential adversarial actions that may create more space debris or through anti-satellite devices, electromagnetic or radio interference with our satellites, cyber and other security attacks, and other similar types of attacks, any or all of which are potentially capable of destroying our satellites or ground systems architecture or rendering them permanently impaired or inoperable. The risk of these malicious and adversarial actions could be exacerbated by the conflict between Russia and Ukraine discussed above. Additionally, in certain instances, governments may discontinue for periods of time the access to or operation of a satellite for any particular area on the Earth and for various reasons may not permit transmission of certain data, whether from a satellite owned by the government or not.

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

Our business with various governmental entities is concentrated in a small number of primary contracts. We recognize significant revenue from U.S. government agencies and a significant amount of our U.S. government revenue is currently generated from a single contract, the EnhancedView Contract. The EnhancedView Contract is a service level agreement to provide image-tasking capacity on our satellites, and other imagery-derived products and services to the U.S. government. Our ability to service other customers could be negatively impacted if we are unable to maintain our current collection capacity. In addition, any inability on our part to meet the performance requirements of the EnhancedView Contract, or replacement contract, could result in a performance penalty or breach of that contract. A breach of our contract with government customers or reduction in service to our other customers could have a material adverse effect on our business, financial condition and results of operations. The U.S. government may also terminate or suspend our contracts, including the EnhancedView Contract, at any time with or without cause. In November 2021, the NRO announced the release of the EOCL RFP. The EOCL contract is expected to replace the existing EnhancedView Contract. In December 2021, we submitted our response to the EOCL RFP and we anticipate the NRO to award EOCL contracts prior to the expiration of the EnhancedView Contract, including remaining option years. Any changes in the size, scope or term of the EnhancedView Contract, or any award we receive for the EOCL contract, could impact our satellite replenishment strategy and our ability to repay or refinance our long-term debt. Although our contracts generally involve fixed annual minimum commitments, such commitments, along with all other contracts with the U.S. government, are subject to annual Congressional appropriations and the federal budget process, and as a result, the U.S. government may not continue to fund these contracts at current or anticipated levels. Similarly, our contracts in other jurisdictions are also subject to government procurement policies and procedures.

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

For instance, in January 2019, a Maxar stockholder filed a putative class action lawsuit in the Federal District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were false or misleading in violation of the Securities Exchange Act of 1934 and seeking monetary damages. An amended consolidated complaint was filed in that case in October 2019. On September 11, 2020, the court granted in part, and denied in part, Maxar’s motion to dismiss. On July 16, 2021, the Federal District Court of Colorado certified a class consisting of investors who purchased or acquired Maxar stock between May 9, 2018 and October 30, 2018, inclusive. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in our public disclosures and seeking monetary damages under Canadian securities laws. In November 2019, a second putative class action lawsuit was issued by the same Maxar stockholder resident in Canada, adding a second representative plaintiff and three additional defendants, including Maxar’s auditor KPMG LLP. The action against KPMG LLP was later discontinued. In February 2020, the January 2019 Canadian lawsuit was discontinued. And, in March 2022, the

November 2019 Canadian lawsuit was dismissed against all of the Maxar defendants. In October 2019, a Maxar stockholder filed a putative class action lawsuit in California state court, naming Maxar and certain members of management and the board of directors as defendants. The lawsuit is based upon many of the same underlying factual allegations as the federal class action but asserts claims under the Securities Act of 1933. An amended complaint was filed in April 2020. In November 2020, defendants filed a demurrer to the operative complaint, and in January 2021, the court largely overruled the demurrer. On August 20, 2021, the court certified a class consisting of investors who acquired Maxar stock in exchange for DigitalGlobe stock pursuant to the Company’s June 2, 2017 Registration Statement and Prospectus issued in connection with Maxar’s October 2017 acquisition of DigitalGlobe. In November 2019, a purported derivative complaint was filed against Maxar, certain current and former members of management and the board of directors in the Federal District Court of Delaware, also based on the same factual allegations as the federal putative class action. On September 18, 2020, a second purported derivative case was filed in the Federal District Court of Delaware, based on the same allegations as the earlier derivative case. The two derivative cases pending in the Federal District Court of Delaware have been consolidated and are stayed. On September 15, 2021, a third purported derivative complaint was filed against Maxar, certain current and former members of management and the board of directors in the Court of Chancery of the State of Delaware, also based on the same factual allegations as the federal class action. In November 2021, the parties stipulated to a stay of this action.

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

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws, the effects of governmental initiatives to manage economic conditions, geopolitical tensions and military conflicts, such as the current situation in Ukraine. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

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

We have historically insured satellites in our constellation to the extent that insurance was available on acceptable premiums and other terms. The insurance proceeds received in connection with a partial or total loss of the functional capacity of any of our satellites would not be sufficient to cover the replacement cost, if we choose to do so, of an equivalent high-resolution satellite. In addition, this insurance will not protect us against all losses to our satellites due to specified exclusions, deductibles and material change limitations customary in the industry. Exclusions generally include, for example, acts of war or other hostile actions for which exclusions are customary in the industry at the time the policy is written. In the event we experience potential adversarial actions that destroy or impair the operability or functioning of any of our satellites, whether through actions creating more space debris or through anti-satellite devices, electromagnetic or radio interference with our satellites, cyber and other security attacks affecting our satellites or ground systems architecture, or other similar types of attacks, there can be no assurance that any insurance proceeds will be available for any partial or total loss of a satellite or a satellite’s performance. In addition, it may be difficult or impossible to insure against certain risks, including a partial deterioration in satellite performance and satellite re-entry.

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

In addition, even though we carry business interruption insurance policies, any business interruption losses could exceed the coverage available or be excluded from our insurance policies, which include customary exclusions such as acts of war, among others. Any disruption of our ability to operate our business could result in a material decrease in our revenues or significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our financial condition and results of operations.

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

We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to our critical accounting policies of revenue recognition, including our long-term contracts accounted for utilizing the cost-to-cost method and income taxes in addition to other estimates related to restructuring costs, recoverability of assets including customer receivables, valuation of goodwill and intangibles, contingencies and stock-based compensation. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies or developments in the business, which could materially affect our consolidated financial statements.

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

Risks Related to Our Indebtedness and Our Common Stock

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, including funding future satellites, or to refinance or renew our debt financing arrangements, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

The implementation of our business strategies, such as expanding our satellite constellation and our products and services offerings, requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures, and there can be no assurance that we will be able to satisfy our capital requirements in the future. We are highly leveraged, but we currently expect that our ongoing liquidity requirements for sustaining our operations will be satisfied by cash on hand and cash generated from our existing and future operations supplemented, where necessary, by available credit. However, we cannot provide assurances that our businesses will generate sufficient cash flow from operations in the future or that additional capital will be available in amounts sufficient to enable us to execute our business strategies or refinance our indebtedness. Our ability to refinance or increase our debt financing and/or renew existing credit facilities may be limited by our existing financial and non-financial covenants, credit objectives, or the conditions of the debt capital market generally. Furthermore, our current financing arrangements contain certain restrictive financial and non-financial covenants (e.g., the achievement or maintenance of stated financial ratios) that may impact our access to those facilities and significantly limit future operating and financial flexibility.

Finally, the recent Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to significant volatility and instability and lack of liquidity in capital markets, potentially making it more difficult for us to raise adequate capital to finance our business strategies, refinance or increase our debt financing, and/or renew existing credit facilities. See also “Our business, financial condition and results of operations could be materially adversely affected by impacts resulting from the conflict in Ukraine or any other geopolitical tensions” above.

Our ability to obtain additional debt or equity financing or government grants to finance operating working capital requirements and growth initiatives may be limited or difficult to obtain, which could adversely affect our operations and financial condition.

We need capital to finance operating working capital requirements and growth initiatives and to pay our outstanding debt obligations as they become due for payment. If the cash generated from our businesses, together with the credit available under existing bank facilities, is not sufficient to fund future capital requirements, we will require additional debt or equity financing. Our ability to access capital markets on terms that are acceptable to us will be dependent on prevailing market conditions, as well as our future financial condition. Further, our ability to refinance or increase our debt financing and/or renew existing facilities may be limited by our existing leverage, financial and non-financial covenants, credit objectives and debt capital market conditions.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Quarterly Report on Form 10-Q could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

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

Our common stock is listed on the NYSE and the TSX and the price for our common stock has historically been volatile. The market price of our common stock may continue to be highly volatile and may fluctuate substantially due to the following factors (in addition to the other risk factors described in this section):

•	general economic conditions;
•	fluctuations in our operating results;
•	variance in our financial performance from the expectations of equity and/or debt research analysts;
•	techniques employed by short sellers to drive down the market price of our common stock;
•	conditions and trends in the markets we serve;
•	additions of or changes to key employees;
•	changes in market valuations or earnings of our competitors;
•	trading volumes of our common stock;
•	future sales of our equity securities and/or future issuances of indebtedness;
•	changes in the estimation of the future sizes and growth rates of our markets; and
•	legislation or regulatory policies, practices or actions.

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

Uncertainty with respect to the cessation of the London Interbank Offered Rate (“LIBOR”) could impact our cost of borrowing and interest rate risk.

We have outstanding debt and interest rate swaps with variable interest rates using LIBOR as a factor to determine the interest rates. In July 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 5, 2021, the ICE Benchmark Administration confirmed its intention to cease publication of (i) one week and two month USD LIBOR settings after December 31, 2021 and (ii) the remaining USD LIBOR settings after June 30, 2023. It is unclear if at that time whether or not LIBOR will cease. The cessation of the one week and two month USD LIBOR settings at the end of 2021 has not affected our debt and interest rate swaps, and USD LIBOR rates for the remaining settings are still currently available. Recent proposals for alternative overnight and term rates may result in the establishment of new methods of calculating one or more alternative benchmark rates.

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

Certain provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent a third-party from acquiring control of us, even if a change in control would be beneficial to our existing stockholders. These provisions include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•	the exclusive right of the Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board of Directors;
•	the ability of the Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders;
•	the requirement that a special meeting of stockholders may be called only by the chairman of the Board of Directors or two or more stockholders who hold, in the aggregate, at least ten percent (10%) of the voting power of our outstanding shares, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•	a supermajority vote of our stockholders to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation; and
•	advance notice procedures that stockholders must comply with in order to nominate candidates to the Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Delaware Secretary of State.	8-K	001-38228	3.1	1/2/2019

3.2	Second Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.1	10/29/2020

10.1*	Form of Restricted Stock Unit Award Grant Notice – 2019 Plan					X

31.1	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited

X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Consolidated Statements of Cash Flows, (vi) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

†	Furnished herewith.
*	Management contract or compensatory plan arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2022	Maxar Technologies Inc.
By: /s/ Daniel L. Jablonsky Daniel L. Jablonsky Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

By: /s/ Biggs C. Porter Biggs C. Porter Executive Vice President and Chief Financial Officer (Principal Financial Officer)