Form 10-Q
period 2022-06-30
Maxar Technologies Inc.
filed 2022-08-09
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

As of August 2, 2022, there were 74,205,410 shares of the registrant’s common stock, at $0.0001 par value, outstanding.

Maxar Technologies Inc.

Quarterly Report on Form 10-Q

For the period ended June 30, 2022

PART I. FINANCIAL INFORMATION

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product	$154	$190	$308	$332
Service	284	283	535	533
Total revenues	438	473	843	865
Costs and expenses:
Product costs, excluding depreciation and amortization	128	156	255	304
Service costs, excluding depreciation and amortization	92	100	185	193
Selling, general and administrative	106	88	210	172
Depreciation and amortization	67	73	135	147
Operating income	45	56	58	49
Interest expense, net	76	24	99	102
Other income, net	(2)	(3)	(5)	(4)
(Loss) income before taxes	(29)	35	(36)	(49)
Income tax expense (benefit)	1	(10)	1	(10)
Net (loss) income	$(30)	$45	$(37)	$(39)

Net (loss) income per common share:
Basic	$(0.41)	$0.62	$(0.50)	$(0.57)
Diluted	$(0.41)	$0.60	$(0.50)	$(0.57)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(30)	$45	$(37)	$(39)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swaps	1	4	12	10
Foreign currency translation adjustments	(1)	—	(1)	(1)
Gain on pension and other postretirement benefit plans	—	1	—	2
Other comprehensive income, net of tax	—	5	11	11
Comprehensive (loss) income, net of tax	$(30)	$50	$(26)	$(28)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Balance Sheets

(In millions)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$15	$47
Trade and other receivables, net	378	355
Inventory, net	37	39
Advances to suppliers	28	31
Prepaid assets	32	35
Other current assets	57	22
Total current assets	547	529
Non-current assets:
Orbital receivables, net	358	368
Property, plant and equipment, net	1,003	940
Intangible assets, net	734	787
Non-current operating lease assets	130	145
Goodwill	1,627	1,627
Other non-current assets	111	102
Total assets	$4,510	$4,498
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$77	$75
Accrued liabilities	49	43
Accrued compensation and benefits	69	111
Contract liabilities	224	289
Current portion of long-term debt	24	24
Current operating lease liabilities	37	42
Other current liabilities	66	38
Total current liabilities	546	622
Non-current liabilities:
Pension and other postretirement benefits	128	134
Operating lease liabilities	127	138
Long-term debt	2,194	2,062
Other non-current liabilities	69	79
Total liabilities	3,064	3,035
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized; 74.2 million and 72.7 million issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in capital	2,246	2,235
Accumulated deficit	(758)	(720)
Accumulated other comprehensive loss	(42)	(53)
Total Maxar stockholders' equity	1,446	1,462
Noncontrolling interest	—	1
Total stockholders' equity	1,446	1,463
Total liabilities and stockholders' equity	$4,510	$4,498

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In millions)

	Six Months Ended June 30,
	2022	2021
Cash flows provided by (used in):
Operating activities:
Net loss	$(37)	$(39)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	135	147
Stock-based compensation expense	25	21
Amortization of debt issuance costs and other non-cash interest expense	7	7
Loss from early extinguishment of debt	53	41
Cumulative adjustment to SXM-7 revenue	—	25
Other	11	9
Changes in operating assets and liabilities:
Trade and other receivables, net	(15)	(72)
Accounts payable and liabilities	(14)	(60)
Contract liabilities	(65)	(6)
Other	(33)	(23)
Cash provided by operating activities	67	50
Investing activities:
Purchase of property, plant and equipment and development or purchase of software	(151)	(105)
Acquisition of investment	(2)	—
Cash used in investing activities	(153)	(105)
Financing activities:
Cash paid to extinguish existing Term Loan B	(1,341)	—
Proceeds from amendment of Term Loan B, net of discount	1,329	—
Repurchase of 9.75% 2023 Notes, including premium	(537)	(384)
Proceeds from issuance of 7.75% 2027 Notes	500	—
Net proceeds from Revolving Credit Facility	145	53
Debt issuance costs paid	(22)	—
Settlement of securitization liability	(5)	(6)
Repayments of long-term debt	(5)	(4)
Net proceeds from issuance of common stock	—	380
Other	(10)	(6)
Cash provided by financing activities	54	33
(Decrease) increase in cash, cash equivalents, and restricted cash	(32)	(22)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	—	—
Cash, cash equivalents, and restricted cash, beginning of year	48	32
Cash, cash equivalents, and restricted cash, end of period	$16	$10

Reconciliation of cash flow information:
Cash and cash equivalents	$15	$10
Restricted cash included in prepaid and other current assets	1	—
Total cash, cash equivalents, and restricted cash	$16	$10

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In millions, except per share amounts)

Three and six months ended June 30, 2022:

					Accumulated
					other		Total
	Common Stock		Additional	Accumulated	comprehensive	Noncontrolling	stockholders’
	Shares	Amount	paid-in capital	Deficit	income (loss)	interest	equity
Balance as of December 31, 2021	72.7	$—	$2,235	$(720)	$(53)	$1	$1,463
Common stock issued under employee stock purchase plan	0.1	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.6	—	6	—	—	—	6
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive (loss) income	—	—	—	(7)	11	—	4
Balance as of March 31, 2022	73.4	$—	$2,243	$(727)	$(42)	$1	$1,475
Common stock issued under employee stock purchase plan	0.1	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.7	—	1	—	—	—	1
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive loss	—	—	—	(30)	—	—	(30)
Other	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2022	74.2	$—	$2,246	$(758)	$(42)	$—	$1,446

Three and six months ended June 30, 2021:

					Accumulated
					other		Total
	Common Stock		Additional	Accumulated	comprehensive	Noncontrolling	stockholders’
	Shares	Amount	paid-in capital	Deficit	income (loss)	interest	equity
Balance as of December 31, 2020	61.2	$—	$1,818	$(763)	$(120)	$1	$936
Common stock issuance, net of transaction fees	10.0	—	380	—	—	—	380
Common stock issued under employee stock purchase plan	0.1	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.4	—	7	—	—	—	7
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive (loss) income	—	—	—	(84)	6	—	(78)
Balance as of March 31, 2021	71.7	$—	$2,207	$(847)	$(114)	$1	$1,247
Common stock issued under employee stock purchase plan	0.1	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.6	—	2	—	—	—	2
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive income	—	—	—	45	5	—	50
Balance as of June 30, 2021	72.4	$—	$2,211	$(803)	$(109)	$1	$1,300

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

Recent Accounting Guidance Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which together with subsequent amendments, is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. As of June 30, 2022, in connection with the Company's amendment and restatement of its Syndicated Credit Facility (as defined below), the Company elected to apply the

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

contract modification optional expedient to the amendments of its existing interest rate swaps to replace the hedged interest rate risk from LIBOR to the Secured Overnight Financing Rate (“SOFR”) and consider the amendment of the interest rate swaps as a continuation of the existing contracts without performing an assessment that would otherwise be required under U.S. GAAP. See Note 8 for additional details regarding the amendments to the existing interest swaps.

3.	TRADE AND OTHER RECEIVABLES, NET

	June 30, 2022	December 31, 2021
Billed	$200	$162
Unbilled	135	143
Total trade receivables	335	305
Orbital receivables, current portion	41	49
Other	3	2
Allowance for doubtful accounts	(1)	(1)
Trade and other receivables, net	$378	$355

The Company had orbital receivables from 13 customers for which the largest customer’s value represented 30% of the stated current and non-current balance sheet values as of both June 30, 2022 and December 31, 2021.

During the first quarter of 2021, the Company reduced its outstanding receivables related to the SXM-7 satellite for the final milestone and expected orbital payments by $15 million and $14 million, respectively. See Note 10 for additional details regarding the adjustment to revenue.

There have been no changes in the allowance for expected credit losses related to non-current orbital receivables for the six months ended June 30, 2022.

Securitization liabilities are as follows:

	June 30, 2022	December 31, 2021
Current portion	$17	$16
Non-current portion	26	32
Total securitization liabilities	$43	$48

4.	INVENTORY, NET

	June 30, 2022	December 31, 2021
Raw materials	$33	$34
Work in process	5	6
Total	$38	$40
Inventory reserve	(1)	(1)
Inventory, net	$37	$39

5.PROPERTY, PLANT AND EQUIPMENT, NET

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

	June 30, 2022	December 31, 2021
Satellites	$397	$397
Equipment	222	221
Computer hardware	100	95
Leasehold improvements	83	83
Furniture and fixtures	16	16
Construction in process[1]	762	668
Property, plant and equipment, at cost	1,580	1,480
Accumulated depreciation	(577)	(540)
Property, plant and equipment, net	$1,003	$940

1Construction in process is primarily related to the construction of the Company’s WorldView-Legion satellites.

Depreciation expense for property, plant and equipment was $19 million and $21 million for the three months ended June 30, 2022 and 2021, respectively, and $38 million and $44 million for the six months ended June 30, 2022 and 2021, respectively.

6.	INTANGIBLE ASSETS

	June 30, 2022			December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$615	$(212)	$403	$615	$(190)	$425
Software	424	(171)	253	379	(152)	227
Technologies	367	(312)	55	367	(278)	89
Backlog	107	(103)	4	107	(89)	18
Image library	80	(77)	3	80	(71)	9
Trade names and other	37	(21)	16	37	(18)	19
Intangible assets	$1,630	$(896)	$734	$1,585	$(798)	$787

Amortization expense related to intangible assets was $48 million and $52 million, for the three months ended June 30, 2022 and 2021, respectively, and $97 million and $103 million for the six months ended June 30, 2022 and 2021, respectively.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

7.	LONG-TERM DEBT AND INTEREST EXPENSE, NET

	June 30, 2022	December 31, 2021
Syndicated Credit Facility:
Revolving Credit Facility	$145	$—
Term Loan B	1,500	1,444
9.75% 2023 Notes	—	500
7.75% 2027 Notes	500	—
7.54% 2027 Notes	150	150
Deferred financing	23	26
Obligations under finance leases and other	6	5
Debt discount and issuance costs	(106)	(39)
Total long-term debt	2,218	2,086
Current portion of long-term debt	(24)	(24)
Non-current portion of long-term debt	$2,194	$2,062

Syndicated Credit Facility

As of June 30, 2022, the Company’s senior secured syndicated credit facility (“Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility in an aggregate capacity of up to $500 million maturing in June 2027 (“Revolving Credit Facility”) and (ii) a senior secured first lien term B facility in an aggregate principal amount of $1.5 billion maturing in June 2029, which was issued with an original issue discount of 4.50% (“Term Loan B”).

On June 14, 2022, the Company amended the terms of the Syndicated Credit Facility pursuant to an amended and restated credit agreement (“Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement (i) replaced the Consolidated Leverage Ratio financial maintenance covenant with the Consolidated Net Debt Leverage Ratio (as defined in the Amended and Restated Credit Agreement) financial maintenance covenant not to exceed to (1) 5.50:1.00 for each fiscal quarter ending on or prior to December 31, 2022, (2) 5.00:1.00 for each fiscal quarter ending on and after March 31, 2023 through and including December 31, 2023 and (3) 4.50:1.00 for each fiscal quarter ending on or after March 31, 2024, (ii) changed the required level of the Interest Coverage Ratio maintenance covenant to 2.50:1.00 as of the last day of each fiscal quarter, (iii) increased the total amount of Term Loan B outstanding to $1.5 billion and (iv) permitted the issuance of the 7.75% Senior Secured Notes due 2027 (“7.75% 2027 Notes”) and the redemption of the 9.75% Senior Secured 2023 Notes (“9.75% 2023 Notes”).

Borrowings under Term Loan B will bear interest at a rate equal to, at the Company’s option, either Adjusted Term SOFR plus an applicable margin ranging from 4.00% to 4.25% or adjusted base rate (“ABR”) plus an applicable margin ranging from 3.00% to 3.25%, in each case depending on the total Consolidated Net Debt Leverage Ratio. Starting September 30, 2022, the Company must make equal quarterly installment payments in aggregate annual amounts equal to 1% of the original principal amount of Term Loan B, with the final balance payable at maturity on June 14, 2029; provided that if the 7.75% 2027 Notes are not repaid in full by the date that is 91 days prior to the maturity date of the 7.75% 2027 Notes (“Springing Maturity Date”), the maturity date for the Term Loan B will be the maturity date of the 7.75% 2027 Notes. Borrowings under Term Loan B may be repaid by the Company, in whole or in part, together with accrued interest, without premium or penalty.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

Borrowings under the Revolving Credit Facility will bear interest at a rate equal to, at the Company’s option, if such borrowings are in U.S. dollars, either Adjusted Term SOFR plus an applicable margin ranging from 2.75% to 3.50% or ABR plus an applicable margin ranging from 1.75% to 2.50%, in each case depending on the total Consolidated Net Debt Leverage Ratio. The Company may also, at its option, borrow in Canadian dollars, Euros or British Pounds Sterling using the same applicable margins as noted for U.S. dollars. The Revolving Credit Facility is payable at maturity on June 14, 2027; provided that if the 7.75% 2027 Notes are not repaid in full by the Springing Maturity Date, the maturity date for the Revolving Credit Facility will be the Springing Maturity Date. The Revolving Credit Facility may be repaid by the Company, in whole or in part, together with accrued interest, without premium or penalty.

The Company evaluated the amendment of Term Loan B on a lender-by-lender basis and accounted for $1.3 billion as a debt extinguishment and $103 million as a debt modification. The portion accounted for as a debt modification is excluded from the presentation of cash flows from financing activities in the Consolidated Statement of Cash Flows as it represents a non-cash transaction. The Company recognized a loss on debt extinguishment of $10 million equal to the write-off of unamortized deferred financing costs. The modification of the Revolving Credit Facility resulted in the recognition of a loss on debt extinguishment of $1 million equal to the write-off of unamortized deferred financing costs. The Company recognized the losses on debt extinguishment in Interest expense, net in the Unaudited Condensed Consolidated Statements of Operations.

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. The Company had $29 million and $28 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company was in compliance with its debt covenants.

9.75% Notes due 2023

On June 14, 2022, the Company used the proceeds from the issuance of the 7.75% 2027 Notes, along with cash on hand, to redeem the remaining $500 million aggregate principal amount of its 9.75% 2023 Notes. The 9.75% 2023 Notes were redeemed at a price of 107.313% of the principal amount thereof, plus accrued but unpaid interest.

The Company accounted for the issuance of the 7.75% 2027 Notes and the redemption of the 9.75% 2023 Notes as a debt extinguishment. As a result, the 7.313% premium paid on the redemption of the 9.75% 2023 Notes is accounted for as a loss on debt extinguishment. Additionally, at the time of the extinguishment there were $1 million of unamortized deferred financing costs and an unamortized debt discount of $5 million associated with the 9.75% 2023 Notes, which were written off as a loss on debt extinguishment. The Company recognized a total loss on extinguishment of the 9.75% 2023 Notes of $42 million, which is included in Interest expense, net in the Unaudited Condensed Consolidated Statement of Operations.

7.75% Notes due 2027

On June 14, 2022, the Company issued $500 million in aggregate principal amount of 7.75% 2027 Notes in a private placement to qualified institutional buyers in the U.S. pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”) and outside the U.S. pursuant to Regulation S under the Securities Act. The 7.75% 2027 Notes were issued at a price equal to 100% of their face value and are recorded as long-term debt in the consolidated financial statements. The 7.75% 2027 Notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2022. The 7.75% 2027 Notes will mature on June 15, 2027, unless earlier redeemed or repurchased. The 7.75% 2027 Notes are secured on a first-priority basis by liens on the Company’s and the guarantors’ assets that also secure, equally and ratably, the Company’s indebtedness under the Syndicated Credit Facility and the 7.54% 2027 Notes (as defined below) pursuant to the terms of a first lien intercreditor agreement. The 7.75% 2027 Notes are also guaranteed on a senior secured basis by each of the Company’s subsidiaries that are guarantors under the Syndicated Credit Facility and its 7.54% 2027 Notes (as defined below).

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

7.54% Notes due 2027

On June 25, 2020, the Company issued $150 million in aggregate principal amount of 7.54% Senior Secured Notes due 2027 (“7.54% 2027 Notes”). The 7.54% 2027 Notes were offered and sold to qualified institutional buyers in the U.S. pursuant to Rule 144A and outside the U.S. pursuant to Regulation S under the Securities Act. The 7.54% 2027 Notes were issued at a price of 98.25% and are recorded as long-term debt in the consolidated financial statements. The 7.54% 2027 Notes bear interest at the rate of 7.54% per year, payable semi-annually in cash in arrears, for which interest payments commenced December 2020. The 7.54% 2027 Notes will mature on December 31, 2027, unless earlier redeemed or repurchased. The 7.54% 2027 Notes are guaranteed on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantee the Syndicated Credit Facility.

Interest expense, net on long-term debt and other obligations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest on long-term debt	$34	$33	$67	$77
Loss on debt extinguishment	53	—	53	41
Interest on orbital securitization liability	1	1	2	2
Imputed interest and other	—	—	—	1
Capitalized interest	(12)	(10)	(23)	(19)
Interest expense, net	$76	$24	$99	$102

8.	FINANCIAL INSTRUMENTS AND FAIR VALUE DISCLOSURES

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

	Recurring Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Orbital receivables [1]	$—	$421	$—	$421
Interest rate swaps	—	14	—	14
	$—	$435	$—	$435
Liabilities
Interest rate swaps	$—	$3	$—	$3
Long-term debt [2]	—	1,985	—	1,985
	$—	$1,988	$—	$1,988

	Recurring Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Orbital receivables [1]	$—	$481	$—	$481
Interest rate swaps	—	3	—	3
	$—	$484	$—	$484
Liabilities
Interest rate swaps	$—	$4	$—	$4
Long-term debt [2]	—	2,132	—	2,132
	$—	$2,136	$—	$2,136

[1]	The carrying value of orbital receivables was $399 million and $417 million as of June 30, 2022 and December 31, 2021, respectively.
[2]

Long-term debt excludes finance leases, borrowings under the Revolving Credit Facility, deferred financing and other and is carried at amortized cost. The outstanding carrying value was $2,044 million and $2,055 million as of June 30, 2022 and December 31, 2021, respectively. The carrying value of borrowings under the Revolving Credit Facility approximates their fair value.

On April 29, 2022, $500 million of the Company’s interest rate swaps matured. On June 22, 2022, the Company entered into interest rate swaps having a notional value of $500 million. In June 2022, the Company amended its existing interest rate swaps that mature in June 2023 to modify the designated hedged interest rate risk from LIBOR to SOFR in connection with the Company’s Amended and Restated Credit Agreement. In total, as of June 30, 2022, an aggregate of $1 billion of the Company’s variable rate long-term debt is fixed at an average rate of 1.71% (excluding the margin specified in the Syndicated Credit Facility) pursuant to the Company’s outstanding interest rate swaps. In each of June 2023 and June 2024, the Company will have interest rate swap maturities of $500 million.

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

There were no transfers into or out of each of the levels of the fair value hierarchy during the periods ended June 30, 2022 and December 31, 2021.

9.	STOCKHOLDERS’ EQUITY

Changes in the components of Accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Interest Rate Swaps	Loss on Pension and Other Postretirement Plans	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2021	$(1)	$(1)	$(51)	$(53)
Other comprehensive income	—	11	—	11
Tax benefit (expense)	—	—	—	—
Balance as of March 31, 2022	$(1)	$10	$(51)	$(42)
Other comprehensive (loss) income	(1)	1	—	—
Tax benefit (expense)	—	—	—	—
Balance as of June 30, 2022	$(2)	$11	$(51)	$(42)

On March 22, 2021, the Company completed the underwritten public offering of 10 million shares of common stock at a public offering price of $40 per share. The Company received proceeds of $380 million, net of $20 million of transaction fees.

10.	REVENUES

As of June 30, 2022, the Company had $2.9 billion of remaining performance obligations, which represents the transaction price of firm orders less inception-to-date revenues recognized. Remaining performance obligations generally exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenues relating to existing performance obligations of approximately $0.8 billion, $0.7 billion and $1.4 billion for the remaining six months ending December 31, 2022, the year ending December 31, 2023 and thereafter, respectively.

Contract liabilities by segment are as follows:

As of June 30, 2022	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$46	$178	$224

As of December 31, 2021	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$32	$257	$289

Contract liabilities decreased to $224 million as of June 30, 2022 from $289 million as of December 31, 2021. The decrease in contract liabilities is primarily due to revenues recognized based upon the satisfaction of performance

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

obligations within the Space Infrastructure segment. The Company had an immaterial balance of non-current contract liabilities as of June 30, 2022 and December 31, 2021. Non-current contract liabilities are included in Other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets.

The Company’s primary sources of revenues are as follows:

Three Months Ended June 30, 2022	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$154	$—	$154
Service revenues	284	—	—	284
Intersegment	—	32	(32)	—
	$284	$186	$(32)	$438

Three Months Ended June 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$190	$—	$190
Service revenues	283	—	—	283
Intersegment	—	16	(16)	—
	$283	$206	$(16)	$473

Six Months Ended June 30, 2022	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$308	$—	$308
Service revenues	535	—	—	535
Intersegment	—	55	(55)	—
	$535	$363	$(55)	$843

Six Months Ended June 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$332	$—	$332
Service revenues	533	—	—	533
Intersegment	—	29	(29)	—
	$533	$361	$(29)	$865

Certain of the Company’s contracts with customers in the Space Infrastructure segment include a significant financing component since payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital interest revenue of $7 million for the three months ended June 30, 2022 and 2021 and $14 million for the six months ended June 30, 2022 and 2021 related to these contracts, which is included in product revenues in the Unaudited Condensed Consolidated Statements of Operations.

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

The Company has certain programs in the Space Infrastructure segment which contain significant development efforts that have experienced delays and cost growth primarily due to the complexity of the programs resulting in an overall loss position. The Company recorded EAC adjustments on loss contracts of $6 million and $13 million for the three months ended June 30, 2022 and 2021, respectively, and $15 million and $23 million for the six months ended June 30, 2022 and 2021, respectively.

Revenues based on the geographic location of customers are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$355	$372	$690	$695
Australia	26	37	33	48
Asia	25	20	47	42
Middle East	15	13	30	27
Europe	10	21	27	36
Canada	3	2	9	5
Other	4	8	7	12
Total revenues	$438	$473	$843	$865

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

Revenues from significant customers are as follows:

Three Months Ended June 30, 2022	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$183	$58	$—	$241
Commercial and other	101	128	(32)	197
Total revenues	$284	$186	$(32)	$438

Three Months Ended June 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$180	$61	$—	$241
Commercial and other	103	145	(16)	232
Total revenues	$283	$206	$(16)	$473

Six Months Ended June 30, 2022	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$352	$121	$—	$473
Commercial and other	183	242	(55)	370
Total revenues	$535	$363	$(55)	$843

Six Months Ended June 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$351	$127	$—	$478
Commercial and other	182	234	(29)	387
Total revenues	$533	$361	$(29)	$865

The Company had revenues from a commercial customer in the Space Infrastructure segment that represented 9% and 21% of total revenues for the three months ended June 30, 2022 and 2021, respectively, and 10% and 20% for the six months ended June 30, 2022 and 2021, respectively.

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

The following table summarizes the operating performance of the Company’s segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Earth Intelligence	$284	$283	$535	$533
Space Infrastructure	186	206	363	361
Intersegment eliminations	(32)	(16)	(55)	(29)
Total revenues	$438	$473	$843	$865

Adjusted EBITDA:
Earth Intelligence	$129	$131	$228	$238
Space Infrastructure	19	27	38	15
Intersegment eliminations	(9)	(7)	(18)	(12)
Corporate and other expenses	(20)	(19)	(45)	(42)
Restructuring	(4)	—	(5)	—
Transaction and integration related expense	(1)	—	(1)	—
Depreciation and amortization	(67)	(73)	(135)	(147)
Interest expense, net	(76)	(24)	(99)	(102)
Interest income [1]	—	—	1	1
(Loss) income before taxes	$(29)	$35	$(36)	$(49)

[1]	Included in Other income, net on the Unaudited Condensed Consolidated Statements of Operations.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

The Company’s capital expenditures are as follows:

Three Months Ended June 30, 2022	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$40	$3	$22	$65
Intangible assets	21	—	1	22
	$61	$3	$23	$87

Three Months Ended June 30, 2021	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$15	$4	$12	$31
Intangible assets	22	—	2	24
	$37	$4	$14	$55

Six Months Ended June 30, 2022	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$68	$6	$34	$108
Intangible assets	40	—	3	43
	$108	$6	$37	$151

Six Months Ended June 30, 2021	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$28	$8	$21	$57
Intangible assets	42	—	6	48
	$70	$8	$27	$105

Substantially all of the Company’s long-lived tangible assets were in the United States as of June 30, 2022 and December 31, 2021.

12.	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit (credit) cost for the Company’s pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest cost	$3	$4	$7	$7
Expected return on plan assets	(8)	(7)	(15)	(14)
Amortization of net loss	—	2	—	3
Expenses paid	—	—	1	1
Net periodic benefit credit	$(5)	$(1)	$(7)	$(3)

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

For the three months ended June 30, 2022 and 2021, the effective tax rate on pre-tax income was (3.4)% and (28.6)%, respectfully. For the six months ended June 30, 2022 and 2021, the effective tax rate on pre-tax income was (2.8)% and 20.4%, respectively. The effective tax rates for the three and six months ended June 30, 2022 differ from the statutory U.S. federal income tax rate of 21.0% primarily due to estimated permanent differences and changes in valuation allowance. The effective tax rates for the three and six months ended June 30, 2021 differ from the statutory U.S. federal income tax rate of 21.0% primarily due to a change in the estimated Base Erosion and Anti-Abuse Tax driven by a change in tax strategy enabled by a reduction in forecasted interest expense, estimated permanent differences, tax on foreign earnings and changes in valuation allowance. The Company does not anticipate a significant change to the Company’s gross unrecognized tax benefits within the next 12 months.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

14.	NET (LOSS) INCOME PER COMMON SHARE

The following table includes the calculation of basic and diluted net (loss) income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(30)	$45	$(37)	$(39)

Weighted average number of common shares outstanding-basic	74.0	72.2	73.6	68.5
Weighted dilutive effect of equity awards	—	2.5	—	—
Weighted average number of common shares outstanding-diluted	74.0	74.7	73.6	68.5

Net (loss) income per common share
Basic	$(0.41)	$0.62	$(0.50)	$(0.57)
Diluted	$(0.41)	$0.60	$(0.50)	$(0.57)

For the three months ended June 30, 2022 and 2021, approximately 3 million and 2 million shares subject to awards, respectively, and for the six months ended June 30, 2022 and 2021, approximately 3 million and 4 million shares subject to awards, respectively, were excluded from the diluted weighted average number of ordinary common shares outstanding calculation because their effect would have been anti-dilutive.

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

Legal proceedings

On January 14, 2019, a Maxar stockholder filed a putative class action lawsuit captioned Oregon Laborers Employers Pension Trust Fund, et al. v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the United States District Court for the District of Colorado (“Colorado Action”), naming Maxar and members of management as defendants alleging, among other things, that the Company’s public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. On October 7, 2019, the lead plaintiff filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and members of management in connection with the Company’s public disclosures between March 26, 2018 and January 6, 2019. The consolidated complaint alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were allegedly false and/or misleading during the class period. On September 11, 2020, the court granted in part, and denied in part, defendants’ motion to dismiss. On July 16, 2021, the court in the Colorado Action certified a class consisting of investors who purchased or acquired Maxar stock between May 9, 2018 and October 30, 2018, inclusive. The parties have reached an agreement in principle to resolve the action on a class-wide basis for a one-time payment of $27 million, to be funded by insurance maintained by Maxar. The Company recorded a liability of $27 million within Other current liabilities and an asset within Other current assets on the Company’s Unaudited Condensed Consolidated Balance Sheet. The agreement in principle remains subject to final documentation and is contingent on Court approval. As part of the Court approval process, class members will have an opportunity to object to, or opt-out of, the settlement pursuant to procedures to be established by the Court.

In January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00613564-00CP in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in Maxar’s public disclosures and seeking monetary damages. On November 15, 2019, Mr. O’Brien and another Maxar stockholder resident in Canada issued a new putative class action lawsuit captioned Charles O’Brien v. Maxar Technologies Inc., No. CV-19-00631107-00CP, naming Maxar and certain members of management and the board of directors as defendants as well as Maxar’s auditor, KPMG LLP. On February 7, 2020, the January 2019 lawsuit was discontinued. The Statement of Claim in the November 2019 lawsuit alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were false and/or misleading during the class period and claims damages of $700 million. On April 24, 2020, the plaintiffs served their motion record for leave under the Securities Act (Ontario) and to certify the action as a class proceeding. By order dated September 23, 2021, the action against KPMG LLP was

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

discontinued. On March 10, 2022, the plaintiffs’ motion for leave and certification was dismissed. The plaintiffs have not appealed the dismissal and the time period for such appeal expired on April 11, 2022.

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al., No. I9CV35070 in the Superior Court of the State of California, County of Santa Clara, naming Maxar and certain members of management and the board of directors as defendants. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act in connection with the Company’s June 2, 2017 Registration Statement and Prospectus (“Offering Materials”) filed in anticipation of its October 5, 2017 merger with DigitalGlobe, Inc. (“DigitalGlobe Merger”). On April 30, 2020, the plaintiff filed an amended complaint alleging the same causes of action against the same set of defendants as set forth in his original complaint. The lawsuit is based upon many of the same underlying factual allegations as the Colorado Action. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. On January 24, 2021, the court granted in part, and denied in part, defendants’ motion to dismiss. On August 20, 2021, the court certified a class consisting of investors who acquired Maxar stock in exchange for DigitalGlobe stock pursuant to the Offering Materials issued in connection with the DigitalGlobe Merger. The Company intends to vigorously defend against this lawsuit.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

16.	SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Six Months Ended June 30,
	2022	2021
Supplemental operating cash flow information:
Cash paid for interest	$61	$73
Income tax payments, net of (refunds)	(8)	1
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	17	12
Portion of Term Loan B accounted for as a debt modification	103	—

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the U.S. Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements usually relate to future events and may include statements regarding, among other things, our anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof.

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

RECENT DEVELOPMENTS

WorldView Legion satellites update

The first two WorldView Legion satellites have completed environmental testing and are essentially ready for the first launch from a hardware perspective. However, in July 2022, we encountered delays during software validation and testing, which led to further delays from our expected timetable. We are continuing with the software validation process, and now estimate the first launch of the WorldView Legion satellites to be in the fourth quarter of 2022 assuming no major issues arise. The second launch of the WorldView Legion satellites is now expected to be approximately two months after the first launch.

Additionally, as of June 30, 2022, we have increased our insurance coverage for our WorldView Legion satellite launches from $520 million to $620 million to update the coverage based on our decision earlier this year to add a third launch for our WorldView Legion satellites. These policies cover the launches plus the first year in orbit. Following the first year in orbit, we will seek to obtain in-orbit coverage similar to the coverage we currently have on our in-orbit and fully-commissioned satellite constellation.

Electro-Optical Commercial Layer (“EOCL”) contract

On May 25, 2022, the National Reconnaissance Office (“NRO”) awarded us a 10-year contract worth up to $3.24 billion, inclusive of a firm 5-year base contract commitment worth $1.5 billion and options worth up to $1.74 billion, as part of the Electro-Optical Commercial Layer Program (“EOCL Contract”). The EOCL Contract transitioned the imagery acquisition requirements previously addressed by the EnhancedView Follow-On contract (“EnhancedView Contract”) and replaces the scope of the EnhancedView Contract with respect to such requirements.

Under the EOCL Contract, we continue to provide high-resolution commercial satellite imagery services to the NRO for use across the U.S. defense and intelligence community. The EOCL Contract has an initial contract value of $1.5 billion with a 5-year base period of performance with the imagery acquisition portion beginning on June 15, 2022. This reflects a contractual commitment of just over $300 million for each of the first five years of the EOCL Contract to continue at a level comparable to services previously provided by us under the EnhancedView Contract. The $300 million base period commitment provides NRO access to the current constellation, then access, at an equivalent level, to the WorldView Legion satellites and the related imagery archive after satellites in our current constellation are no longer operational. The EOCL Contract, however, is flexible and allows for growth to consider additional capacity from the WorldView Legion satellites when they are operational. Accordingly, we retain growth capacity from our WorldView Legion satellites for the NRO and other customers.

While the imagery acquisition portion of the EnhancedView Contract has moved to EOCL, we will continue to perform other awarded services on the EnhancedView Contract through 2024, concurrent with the new EOCL Contract. The opportunity to increase services beyond the awarded amount is also built into the EOCL Contract.

The EOCL Contract differs significantly from the EnhancedView Contract in that it is a 5-year commitment with option years, instead of a one-year commitment with option years, and in addition, the EOCL Contract has built-in flexibility to increase services.

For year five, the government has awarded a priced option for increased capabilities at a value of $40 million, bringing the potential value for year five to $340 million. For years six through ten, the government has awarded additional options with a potential annual value of up to $340 million.

Sale of senior secured notes and repurchase of debt

On June 14, 2022, we issued $500 million aggregate principal amount of 7.75% Senior Secured Notes due 2027 (“7.75% 2027 Notes”) in a private placement to qualified institutional buyers in the U.S. pursuant to Rule 144A under the Securities Act and outside the U.S. pursuant to Regulation S under the Securities Act. The 7.75% 2027 Notes have an interest rate of 7.75% per annum and were issued at a price equal to 100% of their face value. The 7.75% 2027 Notes will mature on June 15, 2027, unless earlier redeemed or repurchased. The 7.75% 2027 Notes are secured on a first-priority basis by liens on our and the guarantor’s assets that also secure, equally and ratably, our indebtedness under the Syndicated Credit Facility and the 7.54% 2027 Notes (as such terms are defined below) pursuant to the terms of a first lien intercreditor agreement. The 7.75% 2027 Notes are also guaranteed on a senior secured basis by each of our subsidiaries that are guarantors under our Syndicated Credit Facility and our 7.54% 2027 Notes.

On June 14, 2022, we used proceeds from the 7.75% 2027 Notes, along with cash on hand, to redeem the remaining $500 million aggregate principal amount of our 9.75% Senior Secured Notes due 2023 (“9.75% 2023 Notes”). The 9.75% 2023 Notes were redeemed at a price of 107.313% of the principal amount thereof, plus accrued but unpaid interest.

Concurrent amendment to Syndicated Credit Facility

On June 14, 2022, we amended the terms of our senior secured Syndicated Credit Facility (“Syndicated Credit Facility”) pursuant to an amended and restated credit agreement (“Amended and Restated Credit Agreement”). The Syndicated Credit Facility is composed of the Revolving Credit Facility and Term Loan B (as such terms are each defined below). The Amended and Restated Credit Agreement (i) replaced the Consolidated Leverage Ratio financial maintenance covenant with the Consolidated Net Debt Leverage Ratio (as defined in the Amended and Restated Credit Agreement) financial maintenance covenant not to exceed (1) 5.50:1.00 for each fiscal quarter ending on or prior to December 31, 2022, (2) 5.00:1.00 for each fiscal quarter ending on and after March 31, 2023 through and including December 31, 2023 and (3) 4.50:1.00 for each fiscal quarter ending on or after March 31, 2024, (ii) changed the required level of the Interest Coverage Ratio maintenance covenant to 2.50:1.00 as of the last day of each fiscal quarter, (iii) increased the total amount of the senior secured first lien term B facility (“Term Loan B”) outstanding to $1.5 billion and (iv) permitted the issuance of the 7.75% 2027 Notes and the redemption of the 9.75% 2023 Notes. The Amended and Restated Credit Agreement also extended the maturity date of the senior secured first lien revolving credit facility (“Revolving Credit Facility”) to June 14, 2027; provided that if the 7.75% 2027 Notes are not repaid in full by the date that is 91 days prior to the maturity date of the 7.75% 2027 Notes (“Springing Maturity Date”), the maturity date for the Revolving Credit Facility will be the Springing Maturity Date, and extended the maturity date of Term Loan B to June 14, 2029; provided that if the 7.75% 2027 Notes are not repaid in full by the Springing Maturity Date, the maturity date for the Term Loan B will be the maturity date of the 7.75% 2027 Notes.

SEGMENT RESULTS

Our Chief Operating Decision Maker measures performance of our reportable segments based on revenue and Adjusted EBITDA. Our operating and reportable segments are: Earth Intelligence and Space Infrastructure.

Earth Intelligence

In the Earth Intelligence segment, we are a global leader in high resolution space-based Earth observation imagery products and analytics. We launched the world’s first high resolution commercial imaging satellite in 1999 and currently operate a four-satellite imaging constellation, providing us with over two decades and approximately 137 petabytes of imagery over our history (referred to as our “Image Library”) of the highest-resolution, commercially available imagery. Our imagery solutions provide customers with timely, accurate and mission-critical information about our changing planet and support a wide variety of government and commercial applications, including mission planning, mapping and analysis, environmental monitoring, disaster management, crop management, oil and gas exploration and infrastructure management. We continue to innovate as demands for new satellite technology and advanced analytic tools increase. We are a leader in commercial satellite imagery, and our commitment to accuracy, clarity and recency of foundational mapping enables us to provide the highest quality imagery basemaps for our customers. The high-quality satellite imagery also enables us to provide advanced 3D modeling for augmented reality, virtual reality and interactive engagement through our Precision3D Suite of tools. The U.S. government is the largest customer of our Earth Intelligence segment through the EOCL Contract, EnhancedView Contract, Global Enhanced GEOINT Delivery and One World Terrain programs and various classified and unclassified contract vehicles. In the commercial satellite Earth observation industry, we are a leader across U.S. government agencies, international government agencies and commercial customer verticals.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Revenues:
Product	$154	$190	$(36)	(19)%	$308	$332	$(24)	(7)%
Service	284	283	1	*	535	533	2	*
Total revenues	$438	$473	$(35)	(7)%	$843	$865	$(22)	(3)%
Costs and expenses:
Product costs, excluding depreciation and amortization	128	156	(28)	(18)	255	304	(49)	(16)
Service costs, excluding depreciation and amortization	92	100	(8)	(8)	185	193	(8)	(4)
Selling, general and administrative	106	88	18	20	210	172	38	22
Depreciation and amortization	67	73	(6)	(8)	135	147	(12)	(8)
Operating income	$45	$56	$(11)	(20)%	$58	$49	$9	18%
Interest expense, net	76	24	52	*	99	102	(3)	(3)
Other income, net	(2)	(3)	1	(33)	(5)	(4)	(1)	25
(Loss) income before taxes	$(29)	$35	$(64)	(183)%	$(36)	$(49)	$13	(27)%
Income tax expense (benefit)	1	(10)	11	(110)	1	(10)	11	(110)
Net (loss) income	$(30)	$45	$(75)	(167)%	$(37)	$(39)	$2	(5)%

* Not meaningful.

Product and service revenues

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Product revenues	$154	$190	$(36)	(19)%	$308	$332	$(24)	(7)%
Service revenues	284	283	1	*	535	533	2	*
Total revenues	$438	$473	$(35)	(7)%	$843	$865	$(22)	(3)%

* Not meaningful.

Total revenues decreased to $438 million from $473 million, or by $35 million, for the three months ended June 30, 2022, compared to the same period of 2021. The decrease in revenues was driven by a decrease in product revenues within our Space Infrastructure segment.

Total revenues decreased to $843 million from $865 million, or by $22 million, for the six months ended June 30, 2022, compared to the same period of 2021. The decrease in revenues was driven by a decrease in product revenues within our Space Infrastructure segment.

Further discussion of the drivers behind changes in revenues is included within the “Results by Segment” section below.

See Note 10, “Revenue” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for product and service revenue by segment.

Product and service costs

	Three Months Ended June 30,		$	%	Six Months Ended June 30,			%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Product costs, excluding depreciation and amortization	$128	$156	$(28)	(18)%	$255	$304	$(49)	(16)%
Service costs, excluding depreciation and amortization	92	100	(8)	(8)	185	193	(8)	(4)
Total costs	$220	$256	$(36)	(14)%	$440	$497	$(57)	(11)%

Total costs of product and services decreased to $220 million from $256 million, or by $36 million, for the three months ended June 30, 2022, compared to the same period of 2021. The decrease in costs was primarily driven by a decrease in product costs within our Space Infrastructure segment due to reduced estimated total costs at completion (“EAC”) adjustments on loss contracts for the three months ended June 30, 2022, compared to the same period of 2021.

Total costs of product and services decreased to $440 million from $497 million, or by $57 million, for the six months ended June 30, 2022, compared to the same period of 2021. The decrease in costs was primarily driven by a decrease in product costs within our Space Infrastructure segment due to reduced EAC adjustments on loss contracts for the six months ended June 30, 2022, compared to the same period of 2021.

Selling, general and administrative

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Selling, general and administrative	$106	$88	$18	20%	$210	$172	$38	22%

Selling, general and administrative costs increased to $106 million from $88 million, or by $18 million, for the three months ended June 30, 2022, compared to the same period of 2021. The increase was primarily due to a $5 million increase in labor related expenses driven by increases in or reassignment of personnel, annual merit increases and increases in fringe benefits for the three months ended June 30, 2022 compared to the same period of 2021. There was also a $4 million increase in marketing and sales expenses, a $3 million increase in expenses related to our enterprise resource planning (“ERP”) project, a $3 million increase in research and development costs within our Space Infrastructure segment and a $2 million increase in travel costs.

Selling, general and administrative costs increased to $210 million from $172 million, or by $38 million, for the six months ended June 30, 2022, compared to the same period of 2021. The increase was primarily due to a $12 million increase in labor related expenses driven by increases in or reassignment of personnel, annual merit increases and increases in fringe benefits for the six months ended June 30, 2022 compared to the same period of 2021. There was also a $7 million increase in marketing and sales expenses, a $5 million increase in research and development costs within our Space Infrastructure segment, a $4 million increase in expenses related to our ERP project, a $3 million increase in travel expenses and a $4 million increase in other expenses. Stock compensation expense also increased by $4 million primarily due to incremental expense related to liability classified awards driven by an increase in stock price during the first quarter of 2022.

Depreciation and amortization

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Property, plant and equipment	$19	$21	$(2)	(10)%	$38	$44	$(6)	(14)%
Intangible assets	48	52	(4)	(8)	97	103	(6)	(6)
Depreciation and amortization expense	$67	$73	$(6)	(8)%	$135	$147	$(12)	(8)%

Depreciation and amortization expense decreased to $67 million from $73 million, or by $6 million, for the three months ended June 30, 2022, compared to the same period of 2021. The decrease was primarily driven by a decrease in amortization expense related to intangible assets that were fully amortized in 2021 and a decrease in depreciation expense related to the extension of the useful lives of three satellites in the fourth quarter of 2021.

Depreciation and amortization expense decreased to $135 million from $147 million, or by $12 million, for the six months ended June 30, 2022, compared to the same period of 2021. The decrease was primarily driven by a decrease in amortization expense related to intangible assets that were fully amortized in 2021 and a decrease in depreciation expense related to the extension of the useful lives of three satellites in the fourth quarter of 2021.

Interest expense, net

	Three Months Ended June 30,		$	%		Six Months Ended June 30,		$	%
	2022	2021	Change	Change		2022	2021	Change	Change
($ millions)
Interest expense:
Interest on long-term debt	$34	$33	$1	3%		$67	$77	$(10)	(13)%
Loss on debt extinguishment	53	—	53	*		53	41	12	29
Interest on orbital securitization liability	1	1	—	—		2	2	—	—
Imputed interest and other	—	—	—	*		—	1	(1)	(100)
Capitalized interest	(12)	(10)	(2)	20		(23)	(19)	(4)	21
Interest expense, net	$76	$24	$52	*	%	$99	$102	$(3)	(3)%

* Not meaningful.

Interest expense, net increased to $76 million from $24 million, or by $52 million, for the three months ended June 30, 2022, compared to the same period in 2021. The increase was primarily driven by a $42 million loss on debt extinguishment during the three months ended June 30, 2022 from the redemption of our 9.75% 2023 Notes. The increase was also driven by an $11 million loss on debt extinguishment from the amendment of our Term Loan B and Revolving Credit Facility during the three months ended June 30, 2022. There were no losses on debt extinguishments for the same period of 2021.

Interest expense, net decreased to $99 million from $102 million, or by $3 million, for the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily due to a $10 million decrease in interest on long-term debt as a result of a lower principal balance on the 9.75% 2023 Notes due to the partial redemption of the 9.75% 2023 Notes in the first quarter of 2021, as well as an increase in capitalized interest of $4 million related to the building of our WorldView Legion satellites. These decreases were partially offset by a $12 million increase in loss on debt extinguishment during the six months ended June 30, 2022 compared to the same period of 2021 driven by the above mentioned $53 million loss on debt extinguishment partially offset by a $41 million loss on debt extinguishment recognized from the partial redemption of our 9.75% 2023 Notes in the first quarter of 2021.

Income tax expense (benefit)

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Income tax expense (benefit)	$1	$(10)	$11	(110)%	$1	$(10)	$11	(110)%

Income tax changed to an expense of $1 million from a benefit $10 million, for the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to a change in the 2020 estimated Base Erosion and Anti-Abuse Tax driven by a change in tax strategy enabled by a reduction in forecasted interest expense and tax on foreign earnings.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on two reportable segments: Earth Intelligence and Space Infrastructure. Intrasegment transactions have been eliminated from the segmented financial information discussed below.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Revenues:
Earth Intelligence	$284	$283	$1	* %	$535	$533	$2	* %
Space Infrastructure	186	206	(20)	(10)	363	361	2	1
Intersegment eliminations	(32)	(16)	(16)	100	(55)	(29)	(26)	90
Total revenues	$438	$473	$(35)	(7)%	$843	$865	$(22)	(3)%

Adjusted EBITDA:
Earth Intelligence	$129	$131	$(2)	(2)%	$228	$238	$(10)	(4)%
Space Infrastructure	19	27	(8)	(30)	38	15	23	153
Intersegment eliminations	(9)	(7)	(2)	29	(18)	(12)	(6)	50
Corporate and other expenses	(20)	(19)	(1)	5	(45)	(42)	(3)	7
Total Adjusted EBITDA	$119	$132	$(13)	(10)%	$203	$199	$4	2%

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

Earth Intelligence

The following table provides selected financial information for the Earth Intelligence segment:

	Three Months Ended June 30,		$	%		Six Months Ended June 30,		$	%
	2022	2021	Change	Change		2022	2021	Change	Change
($ millions)
Total revenues	$284	$283	$1	*	%	$535	$533	$2	*	%

Adjusted EBITDA	$129	$131	$(2)	(2)%		$228	$238	$(10)	(4)%
Adjusted EBITDA margin (as a % of total revenues)	45.4%	46.3%				42.6%	44.7%

* Not meaningful.

Revenues from the Earth Intelligence segment increased to $284 million from $283 million, or by $1 million, for the three months ended June 30, 2022, compared to the same period in 2021. The increase was primarily driven by a $3 million increase in revenues from the U.S. government and a $3 million increase in revenues from commercial programs. The increase in revenues from the U.S. government was primarily due to a $23 million increase in high margin imagery solutions revenues partially offset by a $20 million decrease in geospatial service revenues from U.S. government customers. These increases in revenues were partially offset by a $5 million decrease in revenues from international defense and intelligence customers.

Revenues from the Earth Intelligence segment increased to $535 million from $533 million, or by $2 million, for the six months ended June 30, 2022, compared to the same period in 2021. The increase was primarily driven by a $5 million increase in revenues from commercial programs and a $1 million increase in revenues from the U.S. government. The increase in revenues from the U.S. government was primarily due to a $30 million increase in high margin imagery solutions revenues partially offset by a $29 million decrease in geospatial service revenues from U.S. government customers. These increases in revenues were partially offset by a $4 million decrease in revenues from international defense and intelligence customers.

Adjusted EBITDA decreased to $129 million from $131 million, or by $2 million, for the three months ended June 30, 2022, compared to the same period of 2021. Higher revenues and favorable mix to revenues from higher margin offerings were offset by increased spending, including on development of our offerings, our ERP project investment and other selling, general and administrative costs.

Adjusted EBITDA decreased to $228 million from $238 million, or by $10 million, for the six months ended June 30, 2022, compared to the same period of 2021. The decrease was primarily related to an $18 million increase in selling, general and administrative costs, compared to the same period of 2021, partially offset by improved mix of revenues to revenues from higher margin offerings. The increase in expense was primarily due to an increase in headcount and labor related expenses, professional services expense, an increase in travel costs, an increase in expense related to our ERP project and increased spending on the development of our offerings.

Space Infrastructure

The following table provides selected financial information for the Space Infrastructure segment.

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Total revenues	$186	$206	$(20)	(10)%	$363	$361	$2	1%

Adjusted EBITDA	$19	$27	$(8)	(30)%	$38	$15	$23	153%
Adjusted EBITDA margin (as a % of total revenues)	10.2%	13.1%			10.5%	4.2%

Changes in revenues from year to year are influenced by the size, timing and number of satellite contracts awarded in the current and preceding years and the length of the construction period for satellite contracts awarded. Revenues on satellite contracts are recognized using the cost-to-cost method to determine the percentage of completion over the construction period, which typically ranges between 20 to 36 months, and up to 48 months in certain situations. Adjusted EBITDA margins can vary from quarter to quarter due to the mix of our revenues and changes in our EAC as our risks are retired and as our EACs are increased or decreased based on contract performance. Adjusted EBITDA margins are also impacted by estimated contractual consideration.

Revenues from the Space Infrastructure segment decreased to $186 million from $206 million, or by $20 million, for the three months ended June 30, 2022, compared to the same period of 2021. Revenues for the three months ended decreased primarily as a result of a $17 million decrease in revenues from recurring commercial programs and a $3 million decrease in revenues from U.S. government contracts.

Revenues from the Space Infrastructure segment increased to $363 million from $361 million, or by $2 million, for the six months ended June 30, 2022 and June 30, 2021, respectively. Revenues for the six months ended June 30, 2022 increased primarily as a result as a result of a $28 million aggregate impact due to the non-performance of the SXM-7 satellite that was recorded during the first quarter of 2021, which did not reoccur for the six months ended June 30, 2022. The increase was partially offset by a $20 million decrease in revenues from recurring commercial programs and a $6 million decrease in revenues from U.S. government contracts during the six months ended June 30, 2022 compared to the same period of 2021.

Adjusted EBITDA in the Space Infrastructure segment decreased to $19 million from $27 million, or by $8 million, for the three months ended June 30, 2022, compared to the same period of 2021. The decrease was primarily due to lower revenues driven by a change in program mix for the three months ended June 30, 2022 compared to the same period of 2021 and to strong program performance in the 2021 period. The decrease was also driven by higher expenses including increased research and development efforts and increased marketing expenses.

Adjusted EBITDA in the Space Infrastructure segment increased to $38 million from $15 million, or by $23 million, for the six months ended June 30, 2022, compared to the same period of 2021. The increase was primarily related to the above-mentioned SXM-7 satellite impacts which did not reoccur in the same period in 2022. The increase in Adjusted EBITDA was partially offset by an increase in research and development expense, marketing expenses, and labor related expense from increases in headcount, annual merit increases and increases in fringe benefits.

Corporate and other expenses

Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, retention costs and fees for legal and consulting services.

Corporate and other expenses remained relatively unchanged as they increased to $20 million from $19 million, or by $1 million, for the three months ended June 30, 2022, compared to the same period in 2021.

Corporate and other expenses increased to $45 million from $42 million, or by $3 million, for the six months ended June 30, 2022, compared to the same period in 2021. The increase was primarily driven by an increase in stock-based compensation expense of $2 million for the six months ended June 30, 2022, which was primarily due to incremental expense related to liability classified awards.

Intersegment eliminations

Intersegment eliminations are related to projects between our segments, including the construction of our WorldView Legion satellites. Intersegment eliminations increased to $9 million from $7 million, or by $2 million, for the three months ended June 30, 2022, compared to the same period in 2021, primarily related to an increase in intersegment satellite construction activity.

Intersegment eliminations increased to $18 million from $12 million, or by $6 million, for the six months ended June 30, 2022, compared to the same period in 2021, primarily related to an increase in intersegment satellite construction activity.

BACKLOG

Our backlog by segment is as follows:

	June 30, 2022	December 31, 2021
($ millions)
Earth Intelligence	$2,225	$1,028
Space Infrastructure	720	865
Total backlog	2,945	1,893
Unfunded contract options	2,204	650
Total	$5,149	$2,543

Order backlog, representing the estimated dollar value of firm contracts for which work has not yet been performed (also known as the remaining performance obligations on a contract), was $2,945 million as of June 30, 2022 compared to $1,893 million as of December 31, 2021. Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts.

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

Our unfunded contract options totaled $2,204 million and $650 million as of June 30, 2022 and December 31, 2021, respectively. Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of June 30, 2022 were primarily comprised of option years in the EOCL Contract (for the periods June 15, 2027 through June 14, 2032) and other U.S. government contracts. Unfunded contract options as of December 31, 2021 were primarily comprised of the option year in the EnhancedView Contract (September 1, 2022 through July 12, 2023) and other U.S. government contracts. On May 25, 2022, we were awarded the EOCL Contract by the NRO, which is a 10-year contract worth up to $3.24 billion, inclusive of a firm 5-year base contract commitment worth $1.5 billion and options worth up to $1.74 billion. The EOCL Contract transitioned the imagery acquisition requirements previously addressed by the EnhancedView Contract and, with this award, replaces the scope of the EnhancedView Contract with respect to such requirements.

LIQUIDITY & CAPITAL RESOURCES

Our sources of liquidity include cash provided by operations, access to existing credit facilities, collection or securitization of orbital receivables and, when available and efficient, access to the capital markets. We generally maintain limited cash on hand and use available cash to pay down borrowings on our Syndicated Credit Facility (as defined below). Our primary short-term cash requirements are to fund working capital, including requirements on long-term construction contracts (including our geostationary satellite contracts), fixed overhead costs, and to fund capital expenditures, including the construction of our WorldView Legion satellites. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term construction contracts.

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

In June 2022, we issued $500 million aggregate principal amount of our 7.75% 2027 Notes and used the proceeds, along with cash on hand, to redeem in full the remaining $500 million aggregate principal amount of our 9.75% 2023 Notes. Also in June 2022, we amended our Syndicated Credit Facility to increase the total amount of Term Loan B outstanding to $1.5 billion and extended the maturity date of our Revolving Credit Facility to June 14, 2027. See “Recent Developments” above for additional information. As a result, our first maturity of long-term debt is in the second quarter of 2027 and relates to our 7.75% 2027 Notes and Revolving Credit Facility.

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

Summary of cash flows

	Six Months Ended June 30,
	2022	2021
($ millions)
Cash provided by operating activities	$67	$50
Cash used in investing activities	(153)	(105)
Cash provided by financing activities	54	33
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	—
Cash, cash equivalents, and restricted cash, beginning of year	48	32
Cash, cash equivalents, and restricted cash, end of period	$16	$10

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

Cash provided by operating activities increased to $67 million from $50 million, or by $17 million, for the six months ended June 30, 2022 compared to the same period in 2021. This change was primarily driven by favorable changes in working capital inclusive of $8 million of tax refunds, net received for the six months ended June 30, 2022, compared to $1 million in tax payments, net for the same period in 2021.

Investing activities

Cash used in investing activities increased to $153 million from $105 million, or by $48 million, for the six months ended June 30, 2022 compared to the same period in 2021. Our primary investing activities included expenditures on property, plant and equipment of $108 million and $57 million for the six months ended June 30, 2022 and 2021, respectively, and investments in intangible assets primarily related to internally developed software of $43 million and $48 million for the six months ended June 30, 2022 and 2021, respectively. Property, plant and equipment expenditures for the six months ended June 30, 2022 and 2021 primarily related to the construction of our WorldView Legion satellites.

Financing activities

Cash provided by financing activities increased to $54 million from $33 million, or by $21 million, for the six months ended June 30, 2022 compared to the same period in 2021. During the six months ended June 30, 2022, Term Loan B was refinanced, which resulted in net proceeds of $1,329 million offset by the cash paid to extinguish the prior Term Loan B of $1,341 million, which excluded amounts accounted for as a debt modification. Additionally during the six months ended June 30, 2022, cash used in financing activities included $537 million used to redeem our 9.75% 2023 Notes, including approximately $37 million in premiums paid to redeem such 9.75% 2023 Notes, debt issuance costs of $22 million and the settlement of the securitization liability of $5 million. These items were partially offset by $500 million in proceeds from the issuance of our 7.75% 2027 Notes and $145 million from the net proceeds of the Revolving Credit Facility. During the six months ended June 30, 2021, cash provided by financing activities primarily included net proceeds of $380 million from the underwritten public offering of our common stock in March 2021 and $53 million in net proceeds from the Revolving Credit Facility, partially offset by $384 million used for the partial redemption of the 9.75% 2023 Notes, including approximately $34 million in premiums paid to redeem such 9.75% 2023 Notes.

Long-term debt

The following table summarizes our long-term debt:

	June 30, 2022	December 31, 2021
($ millions)
Syndicated Credit Facility:
Revolving Credit Facility	$145	$—
Term Loan B	1,500	1,444
9.75% 2023 Notes	—	500
7.75% 2027 Notes	500	—
7.54% 2027 Notes	150	150
Deferred financing	23	26
Obligations under finance leases and other	6	5
Debt discount and issuance costs	(106)	(39)
Total long-term debt	$2,218	$2,086

Syndicated Credit Facility

As of June 30, 2022, the Syndicated Credit Facility is composed of: (i) a Revolving Credit Facility in an aggregate capacity of up to $500 million maturing in June 2027 and (ii) a Term Loan B in an aggregate principal amount of $1.5 billion maturing in June 2029, which was issued with an original issue discount of 4.50%.

On June 14, 2022, we amended the terms of the Syndicated Credit Facility pursuant to our Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement (i) replaced the Consolidated Leverage Ratio financial maintenance covenant with the Consolidated Net Debt Leverage Ratio (as defined in the Amended and Restated Credit Agreement) financial maintenance covenant not to exceed to (1) 5.50:1.00 for each fiscal quarter ending on or prior to December 31, 2022, (2) 5.00:1.00 for each fiscal quarter ending on and after March 31, 2023 through and including December 31, 2023 and (3) 4.50:1.00 for each fiscal quarter ending on or after March 31, 2024, (ii) changed the required level of the Interest Coverage Ratio maintenance covenant to 2.50:1.00 as of the last day of each fiscal quarter, (iii) increased the total amount of Term Loan B outstanding to $1.5 billion and (iv) permitted the issuance of the 7.75% 2027 Notes and the redemption of the 9.75% 2023 Notes.

Borrowings under Term Loan B will bear interest at a rate equal to, at our option, either Adjusted Term SOFR plus an applicable margin ranging from 4.00% to 4.25% or adjusted base rate (“ABR”) plus an applicable margin ranging from 3.00% to 3.25%, in each case depending on the total Consolidated Net Debt Leverage Ratio. Starting September 30, 2022, we must make equal quarterly installment payments in aggregate annual amounts equal to 1% of the original principal amount of Term Loan B, with the final balance payable at maturity on June 14, 2029; provided that if the 7.75% 2027 Notes are not repaid in full by the Springing Maturity Date, the maturity date for the Term Loan B will be the maturity date of the 7.75% 2027 Notes. Borrowings under Term Loan B may be repaid by us, in whole or in part, together with accrued interest, without premium or penalty.

Borrowings under the Revolving Credit Facility will bear interest at a rate equal to, at our option, if such borrowings are in U.S. dollars, either Adjusted Term SOFR plus an applicable margin ranging from 2.75% to 3.50% or ABR plus an applicable margin ranging from 1.75% to 2.50%, in each case depending on the total Consolidated Net Debt Leverage Ratio. We may also, at our option, borrow in Canadian dollars, Euros or British Pounds Sterling using the same applicable margins as noted for U.S. dollars. The Revolving Credit Facility is payable at maturity on June 14, 2027; provided that if the 7.75% 2027 Notes are not repaid in full by the Springing Maturity Date, the maturity date for the Revolving Credit Facility will be the Springing Maturity Date. The Revolving Credit Facility may be repaid by us, in whole or in part, together with accrued interest, without premium or penalty.

We evaluated the amendment of Term Loan B on a lender-by-lender basis and accounted for $1.3 billion as a debt extinguishment and $103 million as a debt modification. The portion accounted for as a debt modification is excluded from the presentation of cash flows from financing activities in the Consolidated Statement of Cash Flows as it represents a non-cash transaction. We recognized a loss on debt extinguishment of $10 million equal to the write-off of unamortized deferred financing costs. The modification of the Revolving Credit Facility resulted in the recognition of a loss on debt extinguishment of $1 million equal to the write-off of unamortized deferred financing costs. We recognized the losses on debt extinguishment in Interest expense, net in the Unaudited Condensed Consolidated Statements of Operations.

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. We had $29 million and $28 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, we were in compliance with our debt covenants.

9.75% Notes due 2023

On June 14, 2022, we used the proceeds from the issuance of the 7.75% 2027 Notes, along with cash on hand, to redeem the remaining $500 million aggregate principal amount of our 9.75% 2023 Notes. The 9.75% 2023 Notes were redeemed at a price of 107.313% of the principal amount thereof, plus accrued but unpaid interest.

We accounted for the issuance of the 7.75% 2027 Notes and the redemption of the 9.75% 2023 Notes as a debt extinguishment. As a result, the 7.313% premium paid on the redemption of the 9.75% 2023 Notes is accounted for as a loss on debt extinguishment. Additionally, at the time of the extinguishment there were $1 million of unamortized deferred financing costs and an unamortized debt discount of $5 million associated with the 9.75% 2023 Notes, which were written off as a loss on debt extinguishment. We recognized a total loss on extinguishment of the 9.75% 2023 Notes of $42 million, which is included in Interest expense, net in the Unaudited Condensed Consolidated Statement of Operations.

7.75% Notes due 2027

On June 14, 2022, we issued $500 million in aggregate principal amount of 7.75% 2027 Notes in a private placement to qualified institutional buyers in the U.S. pursuant to Rule 144A under the Securities Act and outside the U.S. pursuant to Regulation S under the Securities Act. The 7.75% 2027 Notes were issued at a price equal to 100% of their face value and are recorded as long-term debt in the consolidated financial statements. The 7.75% 2027 Notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2022. The 7.75% 2027 Notes will mature on June 15, 2027, unless earlier redeemed or repurchased. The 7.75% 2027 Notes are secured on a first-priority basis by liens on our and the guarantors’ assets that also secure, equally and ratably, our indebtedness under the Syndicated Credit Facility and the 7.54% 2027 Notes (as defined below) pursuant to the terms of a first lien intercreditor agreement. The 7.75% 2027 Notes are also guaranteed on a senior secured basis by each of our subsidiaries that are guarantors under our Syndicated Credit Facility and our 7.54% Senior Secured Notes due 2027.

7.54% Notes due 2027

On June 25, 2020, we issued $150 million in aggregate principal amount of 7.54% Senior Secured Notes due 2027 (“7.54% 2027 Notes”). The 7.54% 2027 Notes were offered and sold to qualified institutional buyers in the U.S. pursuant to Rule 144A and outside the U.S. pursuant to Regulation S under the Securities Act. The 7.54% 2027 Notes were issued at a price of 98.25% and are recorded as long-term debt in our consolidated financial statements. The 7.54% 2027 Notes bear interest at the rate of 7.54% per year, payable semi-annually in cash in arrears, for which interest payments commenced December 2020. The 7.54% 2027 Notes will mature on December 31, 2027, unless earlier redeemed or repurchased. The 7.54% 2027 Notes are guaranteed on a senior secured basis by each of our existing and future subsidiaries that guarantee the Syndicated Credit Facility.

See Note 7, “Long-term debt and interest expense, net” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” in this Quarterly Report on Form 10-Q for further details on our long-term debt.

Securitization liability

We have in place, a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less, discounted to face value using prevailing market rates. There were no sales or repurchases of eligible receivables executed in the six months ended June 30, 2022 or 2021.

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

Interest rate swaps

On April 29, 2022, $500 million of our interest rate swaps matured. On June 22, 2022, we entered into interest rate swaps having a notional value of $500 million. In June 2022, we amended our existing interest rate swaps that mature in June 2023 to modify the designated hedged interest rate risk from LIBOR to SOFR in connection with our Amended and Restated Credit Agreement. In total, as of June 30, 2022, an aggregate of $1 billion of our variable rate long-term debt is fixed at an average rate of 1.71% (excluding the margin specified in the Syndicated Credit Facility) pursuant to our outstanding interest rate swaps. In each of June 2023 and June 2024, we will have interest rate swap maturities of $500 million.

Off-balance sheet arrangements

As of June 30, 2022, we had no outstanding foreign exchange sales contracts. As of June 30, 2022, we had $29 million in letters of credit issued under the Syndicated Credit Facility. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

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

The table below reconciles our net income (loss) to EBITDA and Total Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
($ millions)
Net (loss) income	$(30)	$45	$(37)	$(39)
Income tax (benefit) expense	1	(10)	1	(10)
Interest expense, net	76	24	99	102
Interest income	—	—	(1)	(1)
Depreciation and amortization	67	73	135	147
EBITDA	$114	$132	$197	$199
Restructuring	4	—	5	—
Transaction and integration related expense	1	—	1	—
Total Adjusted EBITDA	$119	$132	$203	$199

Adjusted EBITDA:
Earth Intelligence	129	131	228	238
Space Infrastructure	19	27	38	15
Intersegment eliminations	(9)	(7)	(18)	(12)
Corporate and other expenses	(20)	(19)	(45)	(42)
Total Adjusted EBITDA	$119	$132	$203	$199

Net (loss) income margin	(6.8)%	9.5%	(4.4)%	(4.5)%
Total Adjusted EBITDA margin	27.2%	27.9%	24.1%	23.0%

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate borrowings under our Syndicated Credit Facility, which is comprised of the Revolving Credit Facility and Term Loan B. We use interest rate swap agreements to manage interest rate risk associated with cash outflows from long-term debt.

As of June 30, 2022, there was $1.5 billion outstanding under our Term Loan B. The Term Loan B bears interest equal to, at our option, either (i) Adjusted Term SOFR plus an applicable margin ranging from 4.00% to 4.25%, or (ii) ABR, plus an applicable margin ranging from 3.00% to 3.25%, in each case depending on the total Consolidated Net Debt Leverage Ratio.

As of June 30, 2022, there was $145 million outstanding under our Revolving Credit Facility. The Revolving Credit Facility bears interest at a rate equal to, at our option, if such borrowings are in U.S. dollars, either (i) Adjusted Term SOFR plus an applicable margin ranging from 2.75% to 3.50%, or (ii) ABR, plus an applicable margin ranging from 1.75% to 2.50%, in each case depending on the total Consolidated Net Debt Leverage Ratio. We may also, at our option, borrow in Canadian dollars, Euros or British Pounds Sterling using the same applicable margins as noted for U.S. dollars.

On April 29, 2022, $500 million of our interest rate swaps matured. On June 22, 2022, we entered into interest rate swaps having a notional value of $500 million. In June 2022, we amended our existing interest rate swaps that mature in June 2023 to modify the designated hedged interest rate risk from LIBOR to SOFR in connection with our Amended and Restated Credit Agreement. In total, as of June 30, 2022, an aggregate of $1 billion of our variable rate long-term debt is fixed at an average rate of 1.71% (excluding the margin specified in the Syndicated Credit Facility) pursuant to our outstanding interest rate swaps. In each of June 2023 and June 2024, we will have interest rate swap maturities of $500 million.

Based upon the amounts outstanding under the Syndicated Credit Facility as of June 30, 2022, net of the interest rate swaps and assuming the amounts were outstanding for a full calendar year, a 50 basis point increase in interest rates would increase interest expense under the Syndicated Credit Facility by approximately $3 million for the period ended June 30, 2022 compared to $2 million for the year ended December 31, 2021 prior to our entry into the Amended and Restated Credit Agreement. We may decide in future periods to engage in hedging transactions to further mitigate the interest rate risk under our Syndicated Credit Facility.

Except as described above, there have been no changes to our market risks from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

During the second quarter of 2022, we implemented a new ERP system. In connection with the implementation, the design and documentation of our internal control processes and procedures were updated and enhanced as necessary to accommodate modifications to the business processes and accounting procedures. In connection with the implementation of our new ERP system, we will continue to monitor the processes and controls related to the system transition and the assessment of design adequacy and operating effectiveness of internal controls over financial reporting. There were no other changes to our internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	Our business, financial condition and results of operations could be materially adversely affected by impacts resulting from the conflict in Ukraine or related geopolitical tensions.
●	We are unable to predict the extent to which the global COVID-19 pandemic or other pandemics, epidemics or infectious disease outbreaks may adversely impact our business operations, financial performance, results of operations and stock price.
●	The future revenue and operating results of the Space Infrastructure segment are dependent on our ability to generate a sustainable order rate for the satellite and space manufacturing operations and develop new technologies to meet the needs of our customers or potential new customers.
●	Our business with various governmental entities is subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.
●	Our revenue, results of operations and reputation may be negatively impacted if our programs fail to meet contractual requirements or our products contain defects or fail to operate in the expected manner.
●	Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, and security threats could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.

●	Satellites are subject to construction and launch delays, launch failures, damage or destruction during launch, the occurrence of which can materially and adversely affect our operations.
●	If our satellites fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.
●	Loss of, or damage to, a satellite and the failure to obtain data or alternate sources of data for our products may have an adverse impact on our results of operations and financial condition.
●	Interruption or failure of our infrastructure or national infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.
●	Our business with various governmental entities is concentrated in a small number of primary contracts. The loss or reduction in scope of any one of our primary contracts would materially reduce our revenue.
●	We operate in highly competitive industries and in various jurisdictions across the world, which may cause us to have to reduce our prices or to lose market share.
●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.
●	We are a party to legal proceedings, investigations and other claims or disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any of which could adversely affect our business.
●	We are dependent on our ability to attract, train and retain employees. Our inability to do so, or the loss of key personnel, would cause serious harm to our business.
●	Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.
●	Changes in U.S. government policy regarding use of commercial data or space infrastructure providers, or material delay or cancellation of certain U.S. government programs, may have a material adverse effect on our revenue and our ability to achieve our growth objectives.
●	Our business involves significant risks and uncertainties that may not be covered by insurance.
●	We often rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.
●	Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
●	We may be required to recognize impairment charges.
●	Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, including funding future satellites, or to refinance or renew our debt financing arrangements, or we may be able to do so only on terms that significantly restrict our ability to operate our business.
●	Our ability to obtain additional debt or equity financing or government grants to finance operating working capital requirements and growth initiatives may be limited or difficult to obtain, which could adversely affect our operations and financial condition.

●	Our indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.
●	Our current financing arrangements contain certain restrictive covenants that impact our future operating and financial flexibility.
●	Our actual operating results may differ significantly from our guidance.
●	We could be adversely impacted by actions of activist stockholders, and such activism could impact the value of our securities.
●	The price of our common stock has been volatile and may fluctuate substantially.
●	Our operations in the U.S. government market are subject to significant regulatory risk.
●	Failure to comply with the requirements of the National Industrial Security Program Operating Manual could result in interruption, delay or suspension of our ability to provide our products and services, and could result in loss of current and future business with the U.S. government.
●	Our business is subject to various regulatory risks that could adversely affect our operations.
●	Changes in tax law, in our tax rates or in exposure to additional income tax liabilities or assessments may materially and adversely affect our financial condition, results of operations and cash flows.
●	Our ability to use our U.S. federal and state net operating loss carryforwards and certain other tax attributes may be limited.
●	Our operations are subject to governmental law and regulations relating to environmental matters, which may expose us to significant costs and liabilities that could negatively impact our financial condition.

Risks Related to Our Business

Our business, financial condition and results of operations could be materially adversely affected by impacts resulting from the conflict in Ukraine or related geopolitical tensions.

U.S. and global businesses and markets are experiencing volatility and disruption following the escalation of geopolitical tensions and military conflict between Russia and Ukraine. The recent military conflict in Ukraine has also led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to and could lead to further regional instability, market disruptions, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, and the supply chain, which could create or exacerbate risks facing our business.

For example, market disruptions caused by Russian military actions and the resulting sanctions have adversely affected and could continue to adversely affect the global economy and financial markets, leading to significant volatility and instability in credit and capital markets and a lack of liquidity in capital markets, potentially making it more difficult for us to raise capital.

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

We are unable to predict the extent to which the global COVID-19 pandemic or other pandemics, epidemics or infectious disease outbreaks may adversely impact our business operations, financial performance, results of operations and stock price.

Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 pandemic, which has also caused significant disruption in the operations of third parties upon whom we rely. Our supply chain is under stress inside and outside of the U.S., and we continue to monitor and assess the actual and potential COVID-19 or related force majeure impacts on the supply chain, our operations and customer commitments. There is a risk that these schedule delays could result in obligations for material liquidated damages owed to our customers. We have received some force majeure claims from suppliers related to COVID-19; however, at this time we do not expect the claims to result in a material financial impact.

From time to time, we have experienced, and could in the future experience, a variation in the consumption of access minutes by our customers as a result of COVID-19, or other pandemics, epidemics or infectious outbreaks and the preventative measures instituted by governments and businesses to mitigate their spread, which resulted, and may in the future result, in periods of business slowdown. This impact could be more significant in the future, which could negatively impact revenue. In many instances, COVID-19 represents a force majeure event and as such, we have notified certain customers that we will be exercising our contractual legal rights, and in some instances we have made claims exercising such rights, given the uncertain nature of the current pandemic and its near and long-term impacts on the cost and schedule of the numerous programs in our existing backlog. Additionally, our customers may slow down their development of new projects or may experience financial difficulties impacting their ability to fund projects already in backlog as a result of COVID-19, or other pandemics, epidemics or infectious disease outbreaks.

We cannot predict the degree to which, or the time period that, global economic conditions, the global supply chain and our sales and operations will continue to be affected by COVID-19 and preventative measures imposed from time to time by governments and businesses to prevent its spread. The degree to which COVID-19 or other pandemics, epidemics or infectious disease outbreaks could impact us will depend on numerous factors and future developments that are difficult to predict. The effects of the COVID-19 pandemic or another pandemic, epidemic or infectious disease outbreak on our business, sales, financial condition, liquidity and results of operations could be material.

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

Our business with various governmental entities is concentrated in a small number of primary contracts. We recognize significant revenue from U.S. government agencies and a significant amount of our U.S. government revenue is currently generated from a single contract, the Electro-Optical Commercial Layer Program (“EOCL Contract”). The EOCL Contract is a service level agreement to provide image-tasking capacity on our satellites, and other imagery-derived products and services to the U.S. government. Our ability to service other customers could be negatively impacted if we are unable to maintain our current collection capacity. In addition, any inability on our part to meet the performance requirements of the EOCL Contract could result in a performance penalty or breach of that contract. A breach of our contract with government customers or reduction in service to our other customers could have a material adverse effect on our business, financial condition and results of operations. The U.S. government may also terminate or suspend our contracts, including the EOCL Contract, at any time with or without cause. On May 25, 2022, we were awarded the EOCL Contract by the National Reconnaissance Office (“NRO”), which is a 10-year contract worth up to $3.24 billion, inclusive of a firm 5-year base contract commitment worth $1.5 billion and options worth up to $1.74 billion. The EOCL Contract has transitioned the imagery acquisition requirements previously addressed by the EnhancedView Follow-On contract (“EnhancedView Contract”). Any changes in the size, scope or term of the EOCL Contract, could impact our satellite replenishment strategy and our ability to repay or refinance our long-term debt. Although our contracts generally involve fixed annual minimum commitments, such commitments, along with all other contracts with the U.S. government, are subject to annual Congressional appropriations and the federal budget process, and as a result, the U.S. government may not continue to fund these contracts at current or anticipated levels. Similarly, our contracts in other jurisdictions are also subject to government procurement policies and procedures.

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

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, rising interest rates, availability of capital, energy and commodity prices, trade laws, the effects of governmental initiatives to manage economic conditions, geopolitical tensions and military conflicts, such as the current situation in Ukraine. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

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

For instance, in January 2019, a Maxar stockholder filed a putative class action lawsuit in the Federal District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were false or misleading in violation of the Securities Exchange Act of 1934 and seeking monetary damages. An amended consolidated complaint was filed in that case in October 2019. On September 11, 2020, the court granted in part, and denied in part, Maxar’s motion to dismiss. On July 16, 2021, the Federal District Court of Colorado certified a class consisting of investors who purchased or acquired Maxar stock between May 9, 2018 and October 30, 2018, inclusive. The parties have reached an agreement in principle to resolve the action on a class-wide basis for a one-time payment of $27 million, to be funded by insurance maintained by Maxar. The agreement in principle remains subject to final documentation and is contingent on Court approval. As part of the Court approval process, class members will have an opportunity to object to, or opt-out of, the settlement pursuant to procedures established by the Court. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in our public disclosures and seeking monetary damages under Canadian securities laws. In November 2019, a second putative class action lawsuit was issued by the same Maxar stockholder resident in Canada, adding a second representative plaintiff and three additional defendants, including Maxar’s auditor KPMG LLP. The action against KPMG LLP was later discontinued. In

February 2020, the January 2019 Canadian lawsuit was discontinued. And, in March 2022, the November 2019 Canadian lawsuit was dismissed against all of the Maxar defendants. In October 2019, a Maxar stockholder filed a putative class action lawsuit in California state court, naming Maxar and certain members of management and the board of directors as defendants. The lawsuit is based upon many of the same underlying factual allegations as the federal class action but asserts claims under the Securities Act of 1933. An amended complaint was filed in April 2020. In November 2020, defendants filed a demurrer to the operative complaint, and in January 2021, the court largely overruled the demurrer. On August 20, 2021, the court certified a class consisting of investors who acquired Maxar stock in exchange for DigitalGlobe stock pursuant to the Company’s June 2, 2017 Registration Statement and Prospectus issued in connection with Maxar’s October 2017 acquisition of DigitalGlobe. In November 2019, a purported derivative complaint was filed against Maxar, certain current and former members of management and the board of directors in the Federal District Court of Delaware, also based on the same factual allegations as the federal putative class action. On September 18, 2020, a second purported derivative case was filed in the Federal District Court of Delaware, based on the same allegations as the earlier derivative case. The two derivative cases pending in the Federal District Court of Delaware have been consolidated and are stayed. On September 15, 2021, a third purported derivative complaint was filed against Maxar, certain current and former members of management and the board of directors in the Court of Chancery of the State of Delaware, also based on the same factual allegations as the federal class action. In November 2021, the parties stipulated to a stay of this action.

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

Our success is largely dependent on the abilities and experience of our executive officers and other key personnel to oversee all aspects of our operations and to deliver on our corporate strategies. Competition for highly skilled management, technical, research and development and other personnel is intense in our industry. In order to maintain our ability to compete, we must continuously retain the services of a core group of specialists in a wide variety of disciplines. To the extent that the demand for qualified personnel exceeds supply, we have and could in the future experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under contracts if our need for such employees is unmet. We may not be able to retain our current executive officers or key personnel or attract and retain additional executive officers or key personnel as needed to deliver on our corporate strategy. Furthermore, the recent volatility in our stock price may undermine the use of our equity as a retention tool and may make it more difficult to retain key personnel.

Acquisitions or divestitures could result in adverse impacts on our operations.

In order to grow our business, we may acquire additional assets or companies, including for example, our Vricon Acquisition completed on July 1, 2020. In connection with the Vricon Acquisition or any future acquisitions, there can be no assurance that we will be able to identify, acquire, or obtain the required regulatory approvals, or profitably manage the additional businesses or successfully integrate any acquired businesses, products or technologies without substantial expenses, delays or other operational, regulatory, or financial problems. In addition, any acquired businesses, products or technologies may not achieve anticipated revenues and income growth.

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

Current U.S. government policy encourages the U.S. government’s use of commercial data and Space Infrastructure providers to support U.S. national security objectives. Under the EOCL Contract, our contractual counterparty acquires imagery and imagery-derived products on behalf of our customers within the U.S. government. We are considered by the U.S. government to be a commercial data provider. U.S. government policy is subject to change and any change in policy away from supporting the use of commercial data and Space Infrastructure providers to meet U.S. government imagery and Space Infrastructure needs, or any material delay or cancellation of planned U.S. government programs, including the EOCL Contract, could materially adversely affect our revenue and our ability to achieve our growth objectives.

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

We have experienced and may continue to experience significant difficulty in our ability to procure certain raw materials, components, sub-assemblies and other supplies required in our manufacturing processes. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty completing qualification of new sources of supply, implementing use of replacement materials, components or new sources of supply, or a continuing increase in the prices of raw materials, energy or components could have a material adverse effect on our operating results, financial condition, or cash flows.

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

Finally, the recent Russian military actions and the resulting sanctions have adversely affected and could continue to adversely affect the global economy and financial markets leading to significant volatility and instability and lack of liquidity in capital markets, potentially making it more difficult for us to raise adequate capital to finance our business strategies, refinance or increase our debt financing, and/or renew existing credit facilities. See also “Our business, financial condition and results of operations could be materially adversely affected by impacts resulting from the conflict in Ukraine or any other geopolitical tensions” above.

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

We have a significant amount of indebtedness and leverage. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our long-term debt under our Syndicated Credit Facility bears interest at floating rates related to the Secured Overnight Financing Rate (“SOFR”) (for U.S. dollar borrowings), plus a margin. As a result, our interest payment obligations on such indebtedness will increase if such interest rates increase to the extent these changes are not mitigated by our interest rate swaps. Our leverage and debt service obligations could adversely impact our business, including by:

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

Our current financing arrangements contain certain restrictive covenants that may impact our future operating and financial flexibility. Our debt funding is provided under our financing agreements, which contains a series of positive and negative covenants with which we must comply, including financial and non-financial covenants. If we fail to comply with any covenants and are unable to obtain a waiver or other cure thereof, the lenders under the Syndicated Credit Facility or the holders of the 7.75% 2027 Notes or 7.54% 2027 Notes may be able to take certain actions with respect to the amounts owing under such agreements or notes, as applicable, including requiring early payment thereof. Any such actions could have a material adverse effect on our financial condition. These covenants could also have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete.

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

In addition, our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware (“Delaware Exclusive Forum Provision”). Our amended and restated bylaws further provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1933, as amended (“Federal Forum Provision”).

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

Our United Kingdom operations service customers in the United Kingdom as well as in other countries in the European Union, and these operations continue to face risks and potential disruptions related to the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.”. Although the United Kingdom and the European Union have entered into a trade and cooperation agreement, the long-term nature of the United Kingdom’s relationship with the European Union remains unclear. For example, Brexit could lead to potentially divergent laws and regulations, such as with respect to data protection and data transfer laws, that could lead to uncertainty surrounding how data transfers will be regulated and could also be costly and difficult to comply with. While we continue to monitor these developments, the full effect of Brexit on our operations is uncertain and our business could be harmed by trade disputes or political differences between the United Kingdom and the European Union in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Delaware Secretary of State.	8-K	001-38228	3.1	1/2/2019

3.2	Second Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.1	10/29/2020

4.1	Indenture, dated as of June 14, 2022, among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent.	8-K	001-38228	4.1	6/14/2022

10.1#	Contract by and between Maxar Intelligence Inc. and the National Reconnaissance Office					X

10.2	Form of Performance Stock Unit Award Grant Notice – 2022					X

10.3	Second Amended and Restated Credit Agreement, dated as of June 14, 2022, among the Company, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders from time to time party thereto.	8-K	001-38228	10.1	06/14/2022

31.1	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

32.1†	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Consolidated Statements of Cash Flows, (vi) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements

X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

†	Furnished herewith.
#	Certain portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2022	Maxar Technologies Inc.
By: /s/ Daniel L. Jablonsky Daniel L. Jablonsky Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

By: /s/ Biggs C. Porter Biggs C. Porter Executive Vice President and Chief Financial Officer (Principal Financial Officer)