Form 10-Q
period 2022-09-30
Maxar Technologies Inc.
filed 2022-11-03
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 27, 2022, there were 74,561,562 shares of the registrant’s common stock, at $0.0001 par value, outstanding.

Maxar Technologies Inc.

Quarterly Report on Form 10-Q

For the period ended September 30, 2022

PART I. FINANCIAL INFORMATION

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Product	$161	$166	$469	$498
Service	275	271	810	804
Total revenues	436	437	1,279	1,302
Costs and expenses:
Product costs, excluding depreciation and amortization	125	144	380	448
Service costs, excluding depreciation and amortization	95	93	280	286
Selling, general and administrative	110	89	320	261
Depreciation and amortization	64	74	199	221
Gain on sale of assets	(1)	—	(1)	—
Operating income	43	37	101	86
Interest expense, net	30	25	129	127
Other expense (income), net	12	(2)	7	(6)
Income (loss) before taxes	1	14	(35)	(35)
Income tax expense (benefit)	5	—	6	(10)
Net (loss) income	$(4)	$14	$(41)	$(25)

Net (loss) income per common share:
Basic	$(0.05)	$0.19	$(0.56)	$(0.36)
Diluted	$(0.05)	$0.19	$(0.56)	$(0.36)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (loss) income	$(4)	$14	$(41)	$(25)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swaps	11	3	23	13
Foreign currency translation adjustments	(1)	—	(2)	(1)
Gain on pension and other postretirement benefit plans	—	1	—	3
Other comprehensive income, net of tax	10	4	21	15
Comprehensive income (loss), net of tax	$6	$18	$(20)	$(10)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Balance Sheets

(In millions)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$28	$47
Trade and other receivables, net	399	355
Inventory, net	39	39
Advances to suppliers	27	31
Prepaid assets	32	35
Other current assets	64	22
Total current assets	589	529
Non-current assets:
Orbital receivables, net	348	368
Property, plant and equipment, net	1,036	940
Intangible assets, net	712	787
Non-current operating lease assets	136	145
Goodwill	1,627	1,627
Other non-current assets	109	102
Total assets	$4,557	$4,498
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$91	$75
Accrued liabilities	73	43
Accrued compensation and benefits	65	111
Contract liabilities	245	289
Current portion of long-term debt	22	24
Current operating lease liabilities	33	42
Other current liabilities	70	38
Total current liabilities	599	622
Non-current liabilities:
Pension and other postretirement benefits	125	134
Operating lease liabilities	136	138
Long-term debt	2,172	2,062
Other non-current liabilities	64	79
Total liabilities	3,096	3,035
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized; 74.3 million and 72.7 million issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in capital	2,256	2,235
Accumulated deficit	(763)	(720)
Accumulated other comprehensive loss	(32)	(53)
Total Maxar stockholders' equity	1,461	1,462
Noncontrolling interest	—	1
Total stockholders' equity	1,461	1,463
Total liabilities and stockholders' equity	$4,557	$4,498

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In millions)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows provided by (used in):
Operating activities:
Net loss	$(41)	$(25)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	199	221
Stock-based compensation expense	35	31
Amortization of debt issuance costs and other non-cash interest expense	12	11
Loss from early extinguishment of debt	53	41
Cumulative adjustment to SXM-7 revenue	—	30
Deferred income tax expense	1	2
Other	11	(3)
Changes in operating assets and liabilities:
Trade and other receivables, net	(31)	(33)
Accounts payable and liabilities	5	(57)
Contract liabilities	(44)	(20)
Other	(9)	(12)
Cash provided by operating activities - continuing operations	191	186
Cash used in operating activities - discontinued operations	—	(1)
Cash provided by operating activities	191	185
Investing activities:
Purchase of property, plant and equipment and development or purchase of software	(226)	(156)
Acquisition of investment	(2)	—
Cash used in investing activities - continuing operations	(228)	(156)
Financing activities:
Cash paid to extinguish existing Term Loan B	(1,341)	—
Proceeds from amendment of Term Loan B, net of discount	1,329	—
Repurchase of 9.75% 2023 Notes, including premium	(537)	(384)
Proceeds from issuance of 7.75% 2027 Notes	500	—
Net proceeds from Revolving Credit Facility	125	—
Debt issuance costs paid	(27)	—
Settlement of securitization liability	(10)	(9)
Repayments of long-term debt	(12)	(7)
Net proceeds from issuance of common stock	—	380
Other	(10)	(4)
Cash provided by (used in) financing activities - continuing operations	17	(24)
(Decrease) increase in cash, cash equivalents, and restricted cash	(20)	5
Effect of foreign exchange on cash, cash equivalents, and restricted cash	—	—
Cash, cash equivalents, and restricted cash, beginning of year	48	31
Cash, cash equivalents, and restricted cash, end of period	$28	$36

Reconciliation of cash flow information:
Cash and cash equivalents	$28	$36
Restricted cash included in prepaid and other current assets	—	—
Total cash, cash equivalents, and restricted cash	$28	$36

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In millions, except per share amounts)

Three and nine months ended September 30, 2022:

					Accumulated
					other		Total
	Common Stock		Additional	Accumulated	comprehensive	Noncontrolling	stockholders’
	Shares	Amount	paid-in capital	deficit	income (loss)	interest	equity
Balance as of December 31, 2021	72.7	$—	$2,235	$(720)	$(53)	$1	$1,463
Common stock issued under employee stock purchase plan	0.1	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.6	—	6	—	—	—	6
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive (loss) income	—	—	—	(7)	11	—	4
Balance as of March 31, 2022	73.4	$—	$2,243	$(727)	$(42)	$1	$1,475
Common stock issued under employee stock purchase plan	0.1	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.7	—	1	—	—	—	1
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive loss	—	—	—	(30)	—	—	(30)
Other	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2022	74.2	$—	$2,246	$(758)	$(42)	$—	$1,446
Equity classified stock-based compensation expense	0.1	—	10	—	—	—	10
Dividends ($0.01 per common share)	—	—	—	(1)	—	—	(1)
Comprehensive (loss) income	—	—	—	(4)	10	—	6
Balance as of September 30, 2022	74.3	$—	$2,256	$(763)	$(32)	$—	$1,461

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In millions, except per share amounts)

Three and nine months ended September 30, 2021:

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

Recent Accounting Guidance Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which together with subsequent amendments, is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. On June 30, 2022, the Company amended its existing interest rate swaps that mature in June 2023 to modify the designated hedged interest rate risk from LIBOR to the Secured

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

Overnight Financing Rate (“SOFR”) in connection with the Company's amendment and restatement of its Syndicated Credit Facility (as defined below) and elected to apply the contract modification optional expedient to the amendments and consider the amendments as a continuation of the existing contracts without performing an assessment that would otherwise be required under U.S. GAAP. See Note 8 for additional details regarding the amendments to the existing interest swaps.

3.	TRADE AND OTHER RECEIVABLES, NET

	September 30,	December 31,
	2022	2021
Billed	$195	$162
Unbilled	157	143
Total trade receivables	352	305
Orbital receivables, current portion	44	49
Other	4	2
Allowance for doubtful accounts	(1)	(1)
Trade and other receivables, net	$399	$355

The Company had orbital receivables from 13 customers for which the largest customer’s value represented 30% of the stated current and non-current balance sheet values as of both September 30, 2022 and December 31, 2021.

During the first quarter of 2021, the Company reduced its outstanding receivables related to the SXM-7 satellite for the final milestone and expected orbital payments by $15 million and $14 million, respectively. See Note 10 for additional details regarding the adjustment to revenue.

There have been no changes in the allowance for expected credit losses related to non-current orbital receivables for the nine months ended September 30, 2022.

Securitization liabilities are as follows:

	September 30,	December 31,
	2022	2021
Current portion	$17	$16
Non-current portion	21	32
Total securitization liabilities	$38	$48

4.	INVENTORY, NET

	September 30,	December 31,
	2022	2021
Raw materials	$36	$34
Work in process	5	6
Total	$41	$40
Inventory reserve	(2)	(1)
Inventory, net	$39	$39

5.PROPERTY, PLANT AND EQUIPMENT, NET

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

	September 30,	December 31,
	2022	2021
Satellites	$397	$397
Equipment	209	221
Computer hardware	115	95
Leasehold improvements	85	83
Furniture and fixtures	16	16
Construction in process[1]	796	668
Property, plant and equipment, at cost	1,618	1,480
Accumulated depreciation	(582)	(540)
Property, plant and equipment, net	$1,036	$940

1Construction in process is primarily related to the construction of the Company’s WorldView Legion satellites.

Depreciation expense for property, plant and equipment was $20 million and $23 million for the three months ended September 30, 2022 and 2021, respectively, and $58 million and $67 million for the nine months ended September 30, 2022 and 2021, respectively.

6.	INTANGIBLE ASSETS

	September 30, 2022			December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$615	$(223)	$392	$615	$(190)	$425
Software	446	(179)	267	379	(152)	227
Technologies	367	(329)	38	367	(278)	89
Backlog	86	(86)	—	107	(89)	18
Image library	80	(80)	—	80	(71)	9
Trade names and other	37	(22)	15	37	(18)	19
Intangible assets	$1,631	$(919)	$712	$1,585	$(798)	$787

The gross carrying value and accumulated amortization balances for fully amortized backlog were removed from the Unaudited Condensed Consolidated Balance Sheets and excluded from the table above as of September 30, 2022. Amortization expense related to intangible assets was $44 million and $51 million, for the three months ended September 30, 2022 and 2021, respectively, and $141 million and $154 million for the nine months ended September 30, 2022 and 2021, respectively.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

7.	LONG-TERM DEBT AND INTEREST EXPENSE, NET

	September 30,	December 31,
	2022	2021
Syndicated Credit Facility:
Revolving Credit Facility	$125	$—
Term Loan B	1,496	1,444
9.75% 2023 Notes	—	500
7.75% 2027 Notes	500	—
7.54% 2027 Notes	150	150
Deferred financing	20	26
Obligations under finance leases and other	5	5
Debt discount and issuance costs	(102)	(39)
Total long-term debt	2,194	2,086
Current portion of long-term debt	(22)	(24)
Non-current portion of long-term debt	$2,172	$2,062

Syndicated Credit Facility

As of September 30, 2022, the Company’s senior secured syndicated credit facility (“Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility in an aggregate capacity of up to $500 million maturing in June 2027 (“Revolving Credit Facility”) and (ii) a senior secured first lien term B facility in an aggregate principal amount of $1.5 billion maturing in June 2029, which was issued with an original issue discount of 4.50% (“Term Loan B”).

On June 14, 2022, the Company amended the terms of the Syndicated Credit Facility pursuant to an amended and restated credit agreement (“Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement (i) replaced the Consolidated Leverage Ratio financial maintenance covenant with the Consolidated Net Debt Leverage Ratio (as defined in the Amended and Restated Credit Agreement) financial maintenance covenant not to exceed (1) 5.50:1.00 for each fiscal quarter ending on or prior to December 31, 2022, (2) 5.00:1.00 for each fiscal quarter ending on or after March 31, 2023 through and including December 31, 2023 and (3) 4.50:1.00 for each fiscal quarter ending on or after March 31, 2024, (ii) changed the required level of the Interest Coverage Ratio maintenance covenant to 2.50:1.00 as of the last day of each fiscal quarter, (iii) increased the total amount of Term Loan B outstanding to $1.5 billion and (iv) permitted the issuance of the 7.75% Senior Secured Notes due 2027 (“7.75% 2027 Notes”) and the redemption of the 9.75% Senior Secured 2023 Notes (“9.75% 2023 Notes”).

Borrowings under Term Loan B bear interest at a rate equal to, at the Company’s option, either Adjusted Term SOFR plus an applicable margin ranging from 4.00% to 4.25% or adjusted base rate (“ABR”) plus an applicable margin ranging from 3.00% to 3.25%, in each case depending on the total Consolidated Net Debt Leverage Ratio. Starting September 30, 2022, the Company must make equal quarterly installment payments in aggregate annual amounts equal to 1% of the original principal amount of Term Loan B, with the final balance payable at maturity on June 14, 2029; provided that if the 7.75% 2027 Notes are not repaid in full by the date that is 91 days prior to the maturity date of the 7.75% 2027 Notes (“Springing Maturity Date”), the maturity date for the Term Loan B will be the maturity date of the 7.75% 2027 Notes. Borrowings under Term Loan B may be repaid by the Company, in whole or in part, together with accrued interest, without premium or penalty.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, if such borrowings are in U.S. dollars, either Adjusted Term SOFR plus an applicable margin ranging from 2.75% to 3.50% or ABR plus an applicable margin ranging from 1.75% to 2.50%, in each case depending on the total Consolidated Net Debt Leverage Ratio. The Company may also, at its option, borrow in Canadian dollars, Euros or British Pounds Sterling using the same applicable margins as noted for U.S. dollars. The Revolving Credit Facility is payable at maturity on June 14, 2027; provided that if the 7.75% 2027 Notes are not repaid in full by the Springing Maturity Date, the maturity date for the Revolving Credit Facility will be the Springing Maturity Date. The Revolving Credit Facility may be repaid by the Company, in whole or in part, together with accrued interest, without premium or penalty.

The Company evaluated the amendment of Term Loan B on a lender-by-lender basis and accounted for $1.3 billion as a debt extinguishment and $103 million as a debt modification. The portion accounted for as a debt modification is excluded from the presentation of cash flows from financing activities in the Consolidated Statement of Cash Flows as it represents a non-cash transaction. The Company recognized a loss on debt extinguishment of $10 million equal to the write-off of unamortized debt issuance costs. The modification of the Revolving Credit Facility resulted in the recognition of a loss on debt extinguishment of $1 million equal to the write-off of unamortized debt issuance costs. The Company recognized the losses on debt extinguishment in Interest expense, net in the Unaudited Condensed Consolidated Statements of Operations.

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. The Company had $24 million and $28 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company was in compliance with its debt covenants.

9.75% Notes due 2023

On June 14, 2022, the Company used the proceeds from the issuance of the 7.75% 2027 Notes, along with cash on hand, to redeem the remaining $500 million aggregate principal amount of its 9.75% 2023 Notes. The 9.75% 2023 Notes were redeemed at a price of 107.313% of the principal amount thereof, plus accrued but unpaid interest.

The Company accounted for the issuance of the 7.75% 2027 Notes and the redemption of the 9.75% 2023 Notes as a debt extinguishment. As a result, the 7.313% premium paid on the redemption of the 9.75% 2023 Notes is accounted for as a loss on debt extinguishment. Additionally, at the time of the extinguishment there were $1 million of unamortized debt issuance costs and an unamortized debt discount of $5 million associated with the 9.75% 2023 Notes, which were written off as a loss on debt extinguishment. The Company recognized a total loss on extinguishment of the 9.75% 2023 Notes of $42 million, which is included in Interest expense, net in the Unaudited Condensed Consolidated Statement of Operations.

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

Interest expense, net on long-term debt and other obligations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest on long-term debt	$43	$33	$110	$110
Loss on debt extinguishment	—	—	53	41
Interest on orbital securitization liability	—	1	2	3
Imputed interest and other	2	1	2	2
Capitalized interest	(15)	(10)	(38)	(29)
Interest expense, net	$30	$25	$129	$127

8.	FINANCIAL INSTRUMENTS AND FAIR VALUE DISCLOSURES

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

	Recurring Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Orbital receivables [1]	$—	$394	$—	$394
Interest rate swaps	—	22	—	22
	$—	$416	$—	$416
Liabilities
Long-term debt [2]	$—	$2,032	$—	$2,032
	$—	$2,032	$—	$2,032

	Recurring Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Orbital receivables [1]	$—	$481	$—	$481
Interest rate swaps	—	3	—	3
	$—	$484	$—	$484
Liabilities
Interest rate swaps	$—	$4	$—	$4
Long-term debt [2]	—	2,132	—	2,132
	$—	$2,136	$—	$2,136

[1]	The carrying value of orbital receivables was $392 million and $417 million as of September 30, 2022 and December 31, 2021, respectively.
[2]

Long-term debt excludes borrowings under the Revolving Credit Facility, deferred financing and obligations under finance leases and other, and is carried at amortized cost. The outstanding carrying value was $2,044 million and $2,055 million as of September 30, 2022 and December 31, 2021, respectively. The carrying value of borrowings under the Revolving Credit Facility approximates their fair value.

On April 29, 2022, $500 million of the Company’s interest rate swaps matured. On June 22, 2022, the Company entered into SOFR interest rate swaps having a notional value of $500 million. In June 2022, the Company amended its existing interest rate swaps that mature in June 2023 to modify the designated hedged interest rate risk from LIBOR to SOFR in connection with the Company’s Amended and Restated Credit Agreement. In total, as of September 30, 2022, an aggregate of $1 billion of the Company’s variable rate long-term debt is fixed at an average one-month SOFR rate of 1.71% (excluding the margin specified in the Syndicated Credit Facility) pursuant to the Company’s outstanding interest rate swaps. In each of June 2023 and June 2024, the Company will have interest rate swap maturities of $500 million.

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

There were no transfers into or out of each of the levels of the fair value hierarchy during the periods ended September 30, 2022 and December 31, 2021.

9.	STOCKHOLDERS’ EQUITY

Changes in the components of Accumulated other comprehensive income (loss) are as follows:

	Foreign currency translation adjustments	Unrealized (loss) gain on interest rate swaps	Loss on pension and other postretirement plans	Total accumulated other comprehensive (loss) income
Balance as of December 31, 2021	$(1)	$(1)	$(51)	$(53)
Other comprehensive income	—	11	—	11
Tax benefit (expense)	—	—	—	—
Balance as of March 31, 2022	$(1)	$10	$(51)	$(42)
Other comprehensive (loss) income	(1)	1	—	—
Tax benefit (expense)	—	—	—	—
Balance as of June 30, 2022	$(2)	$11	$(51)	$(42)
Other comprehensive (loss) income	(1)	11	—	10
Tax benefit (expense)	—	—	—	—
Balance as of September 30, 2022	$(3)	$22	$(51)	$(32)

On March 22, 2021, the Company completed the underwritten public offering of 10 million shares of common stock at a public offering price of $40 per share. The Company received proceeds of $380 million, net of $20 million of transaction fees.

10.	REVENUES

As of September 30, 2022, the Company had $3 billion of remaining performance obligations, which represents the transaction price of firm orders less inception-to-date revenues recognized. Remaining performance obligations generally exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenues relating to existing performance obligations of approximately $0.4 billion, $1.1 billion and $1.5 billion for the remaining three months ending December 31, 2022, the year ending December 31, 2023 and thereafter, respectively.

Contract liabilities by segment are as follows:

As of September 30, 2022	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$114	$131	$245

As of December 31, 2021	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$32	$257	$289

Contract liabilities decreased to $245 million as of September 30, 2022 from $289 million as of December 31, 2021. The decrease of $44 million in contract liabilities is primarily due to revenues recognized based upon the satisfaction of

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

performance obligations within the Space Infrastructure segment, partially offset by an increase in contract liabilities within the Earth Intelligence segment driven by the Electro-Optical Commercial Layer contract awarded to the Company in May 2022. The Company had an immaterial balance of non-current contract liabilities as of September 30, 2022 and December 31, 2021. Non-current contract liabilities are included in Other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets.

The Company’s primary sources of revenues are as follows:

Three Months Ended September 30, 2022	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$161	$—	$161
Service revenues	275	—	—	275
Intersegment	—	25	(25)	—
	$275	$186	$(25)	$436

Three Months Ended September 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$166	$—	$166
Service revenues	271	—	—	271
Intersegment	—	14	(14)	—
	$271	$180	$(14)	$437

Nine Months Ended September 30, 2022	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$469	$—	$469
Service revenues	810	—	—	810
Intersegment	—	80	(80)	—
	$810	$549	$(80)	$1,279

Nine Months Ended September 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$498	$—	$498
Service revenues	804	—	—	804
Intersegment	—	43	(43)	—
	$804	$541	$(43)	$1,302

Certain of the Company’s contracts with customers in the Space Infrastructure segment include a significant financing component since payments are received from the customer more than one year after delivery of the promised goods or services. The Company recognized orbital interest revenue of $6 million for both the three months ended September 30, 2022 and 2021 and $20 million for both the nine months ended September 30, 2022 and 2021 related to these contracts, which is included in product revenues in the Unaudited Condensed Consolidated Statements of Operations.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

The Company recognized a cumulative adjustment to revenue of $5 million and $30 million for the three and nine months ended September 30, 2021, respectively relate to the Sirius XM contract with Sirius XM Holdings Inc. (“Sirius XM”). This adjustment resulted primarily from adjusting the EAC transaction price for the amount of the final milestone and expected orbital payments from Sirius XM due to the non-performance of the SXM-7 satellite and other adjustments. See Note 3 for additional details regarding the adjustment to trade and other receivables.

The Company has certain programs in the Space Infrastructure segment which contain significant development efforts that have experienced delays and cost growth primarily due to the complexity of the programs resulting in an overall loss position. The Company recorded EAC adjustments on loss contracts of $18 million and $3 million for the three months ended September 30, 2022 and 2021, respectively, and $33 million and $26 million for the nine months ended September 30, 2022 and 2021, respectively.

Revenues based on the geographic location of customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	$372	$363	$1,062	$1,058
Asia	24	25	71	67
Middle East	15	13	45	40
Europe	14	18	41	54
Australia	5	9	38	57
Canada	3	3	12	8
Other	3	6	10	18
Total revenues	$436	$437	$1,279	$1,302

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

Revenues from significant customers are as follows:

Three Months Ended September 30, 2022	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$188	$55	$—	$243
Commercial and other	87	131	(25)	193
Total revenues	$275	$186	$(25)	$436

Three Months Ended September 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$174	$51	$—	$225
Commercial and other	97	129	(14)	212
Total revenues	$271	$180	$(14)	$437

Nine Months Ended September 30, 2022	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$540	$176	$—	$716
Commercial and other	270	373	(80)	563
Total revenues	$810	$549	$(80)	$1,279

Nine Months Ended September 30, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$525	$178	$—	$703
Commercial and other	279	363	(43)	599
Total revenues	$804	$541	$(43)	$1,302

The Company had revenues from a commercial customer in the Space Infrastructure segment that represented 12% and 18% of total revenues for the three months ended September 30, 2022 and 2021, respectively, and 11% and 19% of total revenues for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company’s Chief Operating Decision Maker measures the performance of each segment based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, tax, depreciation and amortization (“EBITDA”) adjusted for certain items affecting comparability of the Company’s ongoing operating results as specified in the calculation. Certain items affecting the comparability of our ongoing operating results between periods include restructuring, impairments, insurance recoveries, gain (loss) on sale of assets, (gain) loss on orbital receivables allowance, offset obligation fulfillment and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses and fees for audit, legal and consulting services.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

Intersegment sales are generally recorded at cost plus a specified margin, which may differ from what the segment may be able to obtain on sales to external customers.

The following table summarizes the operating performance of the Company’s segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Earth Intelligence	$275	$271	$810	$804
Space Infrastructure	186	180	549	541
Intersegment eliminations	(25)	(14)	(80)	(43)
Total revenues	$436	$437	$1,279	$1,302

Adjusted EBITDA:
Earth Intelligence	$115	$124	$343	$362
Space Infrastructure	33	14	71	29
Intersegment eliminations	(10)	(5)	(28)	(17)
Corporate and other expenses	(28)	(20)	(73)	(62)
Offset obligation fulfillment	(12)	—	(12)	—
Restructuring	(5)	—	(10)	—
Transaction and integration related expense	—	(1)	(1)	(1)
Gain on sale of asset	1	—	1	—
Depreciation and amortization	(64)	(74)	(199)	(221)
Interest expense, net	(30)	(25)	(129)	(127)
Interest income [1]	1	1	2	2
Income (loss) before taxes	$1	$14	$(35)	$(35)
1	Included in Other income, net on the Unaudited Condensed Consolidated Statements of Operations.

The Company incurred restructuring costs of $5 million and $10 million for the three and nine months ended September 30, 2022, respectively. The restructuring costs are primarily related to retention costs, severance costs and the write-off of certain assets related to the outsourcing of certain components of contract manufacturing within the Space Infrastructure segment.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

The Company’s capital expenditures are as follows:

Three Months Ended September 30, 2022	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$32	$3	$16	$51
Intangible assets	23	—	1	24
	$55	$3	$17	$75

Three Months Ended September 30, 2021	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$19	$3	$5	$27
Intangible assets	22	—	2	24
	$41	$3	$7	$51

Nine Months Ended September 30, 2022	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$100	$9	$50	$159
Intangible assets	63	—	4	67
	$163	$9	$54	$226

Nine Months Ended September 30, 2021	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$47	$11	$26	$84
Intangible assets	64	—	8	72
	$111	$11	$34	$156

Substantially all of the Company’s long-lived tangible assets were in the United States as of September 30, 2022 and December 31, 2021.

12.	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit (credit) cost for the Company’s pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest cost	$4	$3	$11	$10
Expected return on plan assets	(7)	(7)	(22)	(21)
Amortization of net loss	—	1	—	4
Expenses paid	1	1	2	2
Net periodic benefit credit	$(2)	$(2)	$(9)	$(5)

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

For the three months ended September 30, 2022 and 2021, the effective tax rate on Income before taxes was 500.0% and 0%, respectively. For the nine months ended September 30, 2022 and 2021, the effective tax rate on (Loss) before taxes was (17.1)% and 28.6%, respectively. The effective tax rates for the three and nine months ended September 30, 2022 differ from the statutory U.S. federal income tax rate of 21.0% primarily due to estimated permanent differences, changes in valuation allowance and estimated Base Erosion and Anti-Abuse Tax (“BEAT”). The effective tax rates for the three and nine months ended September 30, 2021 differ from the statutory U.S. federal income tax rate of 21.0% primarily due to a change in the estimated BEAT driven by a change in tax strategy enabled by a reduction in forecasted interest expense, estimated permanent differences, tax on foreign earnings and changes in valuation allowance. The Company does not anticipate a significant change to the Company’s gross unrecognized tax benefits within the next 12 months.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

14.	NET (LOSS) INCOME PER COMMON SHARE

The following table includes the calculation of basic and diluted net (loss) income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (loss) income	$(4)	$14	$(41)	$(25)

Weighted average number of common shares outstanding-basic	74.3	72.6	73.8	69.9
Weighted dilutive effect of equity awards	—	2.1	—	—
Weighted average number of common shares outstanding-diluted	74.3	74.7	73.8	69.9

Net (loss) income per common share:
Basic	$(0.05)	$0.19	$(0.56)	$(0.36)
Diluted	$(0.05)	$0.19	$(0.56)	$(0.36)

For both the three months ended September 30, 2022 and 2021, approximately 2 million shares subject to awards and for the nine months ended September 30, 2022 and 2021, approximately 3 million and 4 million shares subject to awards, respectively, were excluded from the diluted weighted average number of ordinary common shares outstanding calculation because their effect would have been anti-dilutive.

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

In the third quarter of 2022, the Company recorded a $12 million liability related to the satisfaction of an offset obligation incurred by the Company as a result of conducting business in a foreign country. The Company had expected to satisfy the offset obligation through other operational means that did not require cash payments or the transfer of other assets. In the third quarter of 2022 an agreement was reached to satisfy the Company’s offset obligation in the foreign country by making a total of $12 million in cash payments from November 2022 to January 2024. The Company has recorded the current portion of the liability within Accrued liabilities and the non-current portion of the liability within Other non-current liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet and a $12 million expense within Other expense (income), net on the Company’s Unaudited Condensed Consolidated Statements of Operations.

Legal proceedings

On January 14, 2019, a Maxar stockholder filed a putative class action lawsuit captioned Oregon Laborers Employers Pension Trust Fund, et al. v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the United States District Court for the District of Colorado (“Colorado Action”), naming Maxar and members of management as defendants alleging, among other things, that the Company’s public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. On October 7, 2019, the lead plaintiff filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and members of management in connection with the Company’s public disclosures between March 26, 2018 and January 6, 2019. The consolidated complaint alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were allegedly false and/or misleading during the class period. On September 11, 2020, the court granted in part, and denied in part, defendants’ motion to dismiss. On July 16, 2021, the court in the Colorado Action certified a class consisting of investors who purchased or acquired Maxar stock between May 9, 2018 and October 30, 2018, inclusive. The parties have reached an agreement to resolve the action on a class-wide basis for a one-time payment of $27 million, to be funded by insurance maintained by Maxar. The Company recorded a liability of $27 million within Other current liabilities and an asset within Other current assets on the Company’s Unaudited Condensed Consolidated Balance Sheet. The agreement is contingent on Court approval. As part of the Court approval process, class members will have an opportunity to object to, or opt-out of, the settlement pursuant to procedures to be established by the Court.

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

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al., No. 19CV35070 in the Superior Court of the State of California, County of Santa Clara, naming Maxar and certain members of management and the board of directors as defendants. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act in connection with the Company’s June 2, 2017 Registration Statement and Prospectus (“Offering Materials”) filed in anticipation of its October 5, 2017 merger with DigitalGlobe, Inc. (“DigitalGlobe Merger”). On April 30, 2020, the plaintiff filed an amended complaint alleging the same causes of action against the same set of defendants as set forth in his original complaint. The lawsuit is based upon many of the same underlying factual allegations as the Colorado Action. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. On January 24, 2021, the court granted in part, and denied in part, defendants’ motion to dismiss. On August 20, 2021, the court certified a class consisting of investors who acquired Maxar stock in exchange for DigitalGlobe stock pursuant to the Offering Materials issued in connection with the DigitalGlobe Merger. The Company intends to vigorously defend against this lawsuit.

On November 14, 2019, a derivative action was filed against Maxar and certain current and former members of management and the board of directors in the United States District Court for the District of Delaware, captioned as Dorling, Derivatively on Behalf of Nominal Defendant Maxar Technologies Inc. v. Lance, et al., No. 19-cv-02134-UNA. On September 18, 2020, another purported derivative action was filed in the same court against Maxar and certain current and former members of management and the board of directors, captioned as Golub, Derivatively on Behalf of Maxar Technologies Inc. v. Lance, et al., No. 20-cv-01251-UNA. Both complaints concern the same factual allegations as asserted in the Colorado Action. The court has consolidated and stayed both derivative cases.

On September 15, 2021, a derivative action was filed against Maxar and certain current and former members of management and the board of directors in the Court of Chancery of the State of Delaware, captioned as Egan, on behalf of Maxar Technologies Inc., v. Lance, et al., C.A. No. 2021-0796-PAF. The complaint concerns the same factual allegations as asserted in the Colorado Action. The action is currently stayed by stipulation of the parties.

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

16.	SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Nine Months Ended
	September 30,
	2022	2021
Supplemental operating cash flow information:
Cash paid for interest	$87	$88
Income tax payments, net of (refunds)	(8)	(12)
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	21	13
Portion of Term Loan B accounted for as a debt modification	103	—

17. SUBSEQUENT EVENT

Acquisition of Wovenware Inc.

On November 1, 2022, the Company completed the acquisition of Wovenware Inc., (“Wovenware”) a privately held artificial intelligence and software development technology consulting firm, for total consideration of $33 million, a portion of which is contingent on certain operating metrics, that will be paid out over a period of five years. The fair value of the acquisition is estimated to be approximately $21 million due to the deferred consideration structure of the payments for the acquisition. Beginning in the fourth quarter of 2022, Wovenware’s results will be consolidated and reported within the results of the Company’s Earth Intelligence segment. The Wovenware acquisition is not material to the Company’s financial position or results of operations, and therefore, pro forma operating results and other disclosures for the acquisition are not presented.

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

RECENT DEVELOPMENTS

WorldView Legion satellites update

We are nearing completion of the software validation process, and expect the first launch of the WorldView Legion satellites to be in January 2023 assuming no major issues arise. The second launch of the WorldView Legion satellites is still expected to be approximately two months after the first launch.

Satellite constellation useful lives and insurance policy updates

In October 2022, as part of our annual update, we re-evaluated the depreciable lives of our satellites based on established methodologies used for accounting purposes. Based on this update, we extended the useful lives of GeoEye-1,

WorldView-1 and WorldView-2 by one year. The financial impact of these changes will be reflected in our results beginning in the fourth quarter of 2022. The lives we assign for depreciation purposes are typically shorter than the lives we use for planning purposes and our history shows that in most cases the estimated useful lives of our satellites have increased from the initial lives determined upon launch.

We procure insurance to protect us from the risks associated with our satellite operations, including the partial or total loss of the functional capacity of the satellite. We insure satellites in our constellation to the extent that insurance is available at acceptable premiums.

The following table summarizes the expected end of depreciable lives and our insurance coverage on our in-orbit and fully-commissioned satellites in our constellation as of October 2022:

Satellite	Launch Date	Expected End of Depreciable Life	Policy Period	Coverage (in millions)
WorldView-3	August 2014	Q1 2026	10/2022-10/2023	$255
WorldView-2	October 2009	Q4 2024	10/2022-10/2023	220
WorldView-1	September 2007	Q3 2024	10/2022-10/2023	220
GeoEye-1	September 2008	Q3 2024	10/2022-10/2023	38

Additionally, in the second quarter of 2022, we increased our insurance coverage for our WorldView Legion satellite launches from $520 million to $620 million to update the coverage based on our decision earlier this year to add a third launch for our WorldView Legion satellites. These policies cover the launches plus the first year in orbit. Following the first year in orbit, we will seek to obtain in-orbit coverage similar to the coverage we currently have on our in-orbit and fully-commissioned satellite constellation.

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

Concurrent amendment to Syndicated Credit Facility

On June 14, 2022, we amended the terms of our senior secured Syndicated Credit Facility (“Syndicated Credit Facility”) pursuant to an amended and restated credit agreement (“Amended and Restated Credit Agreement”). The Syndicated Credit Facility is composed of the Revolving Credit Facility and Term Loan B (as such terms are each defined below). The Amended and Restated Credit Agreement (i) replaced the Consolidated Leverage Ratio financial maintenance covenant with the Consolidated Net Debt Leverage Ratio (as defined in the Amended and Restated Credit Agreement) financial maintenance covenant not to exceed (1) 5.50:1.00 for each fiscal quarter ending on or prior to December 31, 2022, (2) 5.00:1.00 for each fiscal quarter ending on or after March 31, 2023 through and including December 31, 2023 and (3) 4.50:1.00 for each fiscal quarter ending on or after March 31, 2024, (ii) changed the required level of the Interest Coverage Ratio maintenance covenant to 2.50:1.00 as of the last day of each fiscal quarter, (iii) increased the total amount of the senior secured first lien term B facility (“Term Loan B”) outstanding to $1.5 billion and (iv) permitted the issuance of the 7.75% 2027 Notes and the redemption of the 9.75% 2023 Notes. The Amended and Restated Credit Agreement also extended the maturity date of the senior secured first lien revolving credit facility (“Revolving Credit Facility”) to June 14, 2027; provided that if the 7.75% 2027 Notes are not repaid in full by the date that is 91 days prior to the maturity date of the 7.75% 2027 Notes (“Springing Maturity Date”), the maturity date for the Revolving Credit Facility will be the Springing Maturity Date, and extended the maturity date of Term Loan B to June 14, 2029; provided that if the 7.75% 2027 Notes are not repaid in full by the Springing Maturity Date, the maturity date for the Term Loan B will be the maturity date of the 7.75% 2027 Notes.

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

RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Revenues:
Product	$161	$166	$(5)	(3)%	$469	$498	$(29)	(6)%
Service	275	271	4	1	810	804	6	*
Total revenues	$436	$437	$(1)	* %	$1,279	$1,302	$(23)	(2)%
Costs and expenses:
Product costs, excluding depreciation and amortization	125	144	(19)	(13)	380	448	(68)	(15)
Service costs, excluding depreciation and amortization	95	93	2	2	280	286	(6)	(2)
Selling, general and administrative	110	89	21	24	320	261	59	23
Depreciation and amortization	64	74	(10)	(14)	199	221	(22)	(10)
Operating income	$43	$37	$6	16%	$101	$86	$15	17%
Interest expense, net	30	25	5	20	129	127	2	2
Other expense (income), net	12	(2)	14	*	7	(6)	13	*
Income (loss) before taxes	$1	$14	$(13)	(93)%	$(35)	$(35)	$—	—%
Income tax expense (benefit)	5	—	5	*	6	(10)	16	(160)
Net (loss) income	$(4)	$14	$(18)	(129)%	$(41)	$(25)	$(16)	64%

* Not meaningful.

Product and service revenues

	Three Months Ended					Nine Months Ended
	September 30,		$	%		September 30,		$	%
	2022	2021	Change	Change		2022	2021	Change	Change
($ millions)
Product revenues	$161	$166	$(5)	(3)%		$469	$498	$(29)	(6)%
Service revenues	275	271	4	1		810	804	6	*
Total revenues	$436	$437	$(1)	*	%	$1,279	$1,302	$(23)	(2)%

* Not meaningful.

Total revenues remained relatively flat and were $436 million for the three months ended September 30, 2022, compared to $437 million for the same period of 2021.

Total revenues decreased to $1,279 million from $1,302 million, or by $23 million, for the nine months ended September 30, 2022, compared to the same period of 2021. The decrease in revenues was driven by a decrease in product revenues within our Space Infrastructure segment partially offset by an increase in service revenues within our Earth Intelligence segment.

Further discussion of the drivers behind changes in revenues is included within the “Results by Segment” section below.

See Note 10, “Revenue” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for product and service revenue by segment.

Product and service costs

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Product costs, excluding depreciation and amortization	$125	$144	$(19)	(13)%	$380	$448	$(68)	(15)%
Service costs, excluding depreciation and amortization	95	93	2	2	280	286	(6)	(2)
Total costs	$220	$237	$(17)	(7)%	$660	$734	$(74)	(10)%

Total costs of product and services decreased to $220 million from $237 million, or by $17 million, for the three months ended September 30, 2022, compared to the same period of 2021. The decrease in costs was primarily due to a decrease in product costs within our Space Infrastructure segment driven by reduced risks on certain programs nearing completion for the three months ended September 30, 2022, compared to the same period of 2021.

Total costs of product and services decreased to $660 million from $734 million, or by $74 million, for the nine months ended September 30, 2022, compared to the same period of 2021. The decrease in costs was primarily driven by a decrease in product costs within our Space Infrastructure segment due to charges taken as a result of the non-performance of the SXM-7 satellite in the first quarter of 2021, which did not reoccur for the nine months ended September 30, 2022.

Selling, general and administrative

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Selling, general and administrative	$110	$89	$21	24%	$320	$261	$59	23%

Selling, general and administrative costs increased to $110 million from $89 million, or by $21 million, for the three months ended September 30, 2022, compared to the same period of 2021. The increase was primarily due to a $7 million increase in research and development costs, a $5 million increase in expenses related to our enterprise resource planning ("ERP") project, a $5 million increase in information technology (“IT”) costs and a $4 million increase in other expenses. These increases were partially offset by a $3 million decrease in labor related expenses.

Selling, general and administrative costs increased to $320 million from $261 million, or by $59 million, for the nine months ended September 30, 2022, compared to the same period of 2021. The increase was primarily due to a $12 million increase in expenses related to our ERP project, a $10 million increase in research and development costs, a $10 million increase in marketing and sales costs, a $9 million increase in IT costs and a $6 million increase in travel and facilities costs due to more employees working from our onsite location offices. There was also a $6 million increase in labor related expenses driven by increases in or reassignment of personnel, annual merit increases, increases in headcount and increases in fringe benefits and a $4 million increase in stock based compensation for the nine months ended September 30, 2022, compared to the same period of 2021. Stock compensation expense increased primarily due to incremental expense related to liability classified awards during the first quarter of 2022.

Depreciation and amortization

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Property, plant and equipment	$20	$23	$(3)	(13)%	$58	$67	$(9)	(13)%
Intangible assets	44	51	(7)	(14)	141	154	(13)	(8)
Depreciation and amortization expense	$64	$74	$(10)	(14)%	$199	$221	$(22)	(10)%

Depreciation and amortization expense decreased to $64 million from $74 million, or by $10 million, for the three months ended September 30, 2022, compared to the same period of 2021. The decrease was primarily driven by a decrease in amortization expense related to intangible assets that were fully amortized in 2021 and a decrease in depreciation expense related to the extension of the useful lives of three satellites in the fourth quarter of 2021.

Depreciation and amortization expense decreased to $199 million from $221 million, or by $22 million, for the nine months ended September 30, 2022, compared to the same period of 2021. The decrease was primarily driven by a decrease in amortization expense related to intangible assets that were fully amortized in 2021 and a decrease in depreciation expense related to the extension of the useful lives of three satellites in the fourth quarter of 2021.

Interest expense, net

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Interest expense:
Interest on long-term debt	$43	$33	$10	30%	$110	$110	$—	—%
Loss on debt extinguishment	—	—	—	*	53	41	12	29
Interest on orbital securitization liability	—	1	(1)	(100)	2	3	(1)	(33)
Imputed interest and other	2	1	1	100	2	2	—	—
Capitalized interest	(15)	(10)	(5)	50	(38)	(29)	(9)	31
Interest expense, net	$30	$25	$5	20%	$129	$127	$2	2%

* Not meaningful.

Interest expense, net increased to $30 million from $25 million, or by $5 million, for the three months ended September 30, 2022, compared to the same period in 2021. The increase was primarily due to a $10 million increase in interest on long-term debt driven by an increase in interest rates on our Term Loan B (as defined below) which was amended in the second quarter of 2022. The increase was partially offset by a $5 million increase in capitalized interest related to the building of our WorldView Legion satellites.

Interest expense, net increased to $129 million from $127 million, or by $2 million, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to a $12 million increase in loss on debt extinguishment during the nine months ended September 30, 2022 compared to the same period of 2021 driven by a $53 million loss on debt extinguishment incurred in connection with the redemption of our 9.75% 2023 Notes (as defined below) and the amendment of our Term Loan B and Revolving Credit Facility in the second quarter of 2022, partially offset by a $41 million loss on debt extinguishment recognized from the partial redemption of our 9.75% 2023 Notes in the first quarter of 2021. The increase was partially offset by a $9 million increase in capitalized interest related to the building of our WorldView Legion satellites.

Other expense (income), net

	Three Months Ended					Nine Months Ended
	September 30,		$	%		September 30,		$	%
	2022	2021	Change	Change		2022	2021	Change	Change
($ millions)
Other expense (income), net	$12	$(2)	$14	*	%	$7	$(6)	$13	*	%

* Not meaningful.

Other expense (income), net changed to an expense of $12 million from income of $2 million, or by $14 million, for the three months ended September 30, 2022, compared to the same period in 2021. The change was primarily due to a $12 million expense related to the satisfaction of an offset obligation incurred as a result of conducting business in a foreign country. In addition, the increase in expense was driven by a $5 million foreign exchange loss for the three months ended September 30, 2022, compared to a $1 million foreign exchange loss for the same period of 2021. These increases in expense were partially offset by a decrease in amortization expense of net loss on our pension plans for the three months ended September 30, 2022, compared to the same period of 2021.

Other expense (income), net changed to an expense of $7 million from income of $6 million, or by $13 million, for the nine months ended September 30, 2022, compared to the same period in 2021. The change was primarily due to a $12 million expense related to the satisfaction of an offset obligation incurred as a result of conducting business in a foreign country. In addition, the increase in expense was driven by a $7 million foreign exchange loss for the nine months ended September 30, 2022, compared to a $2 million foreign exchange loss for the same period of 2021. These increases in expense were partially offset by a decrease in amortization expense of net loss on our pension plans for the nine months ended September 30, 2022, compared to the same period of 2021.

See Note 15, “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” in this Quarterly Report on Form 10-Q for further details on the offset obligation.

Income tax expense (benefit)

	Three Months Ended					Nine Months Ended
	September 30,		$	%		September 30,		$	%
	2022	2021	Change	Change		2022	2021	Change	Change
($ millions)
Income tax expense (benefit)	$5	$—	$5	*	%	$6	$(10)	$16	(160)%

* Not meaningful.

Income tax expense changed to an expense of $5 million from $0 million, for the three months ended September 30, 2022, compared to the same period in 2021 primarily due to an increase in the estimated Base Erosion and Anti-Abuse Tax (“BEAT”) expense and state income tax expense.

Income tax expense changed to an expense of $6 million from a benefit of $10 million, for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to an increase in BEAT expense and state income tax expense.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on two reportable segments: Earth Intelligence and Space Infrastructure. Intrasegment transactions have been eliminated from the segmented financial information discussed below.

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Revenues:
Earth Intelligence	$275	$271	$4	1%	$810	$804	$6	1%
Space Infrastructure	186	180	6	3	549	541	8	1
Intersegment eliminations	(25)	(14)	(11)	79	(80)	(43)	(37)	86
Total revenues	$436	$437	$(1)	(0)%	$1,279	$1,302	$(23)	(2)%

Adjusted EBITDA:
Earth Intelligence	$115	$124	$(9)	(7)%	$343	$362	$(19)	(5)%
Space Infrastructure	33	14	19	136	71	29	42	145
Intersegment eliminations	(10)	(5)	(5)	100	(28)	(17)	(11)	65
Corporate and other expenses	(28)	(20)	(8)	40	(73)	(62)	(11)	18
Total Adjusted EBITDA	$110	$113	$(3)	(3)%	$313	$312	$1	0%

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

Earth Intelligence

The following table provides selected financial information for the Earth Intelligence segment:

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Total revenues	$275	$271	$4	1%	$810	$804	$6	1%

Adjusted EBITDA	$115	$124	$(9)	(7)%	$343	$362	$(19)	(5)%
Adjusted EBITDA margin (as a % of total revenues)	41.8%	45.8%			42.3%	45.0%

Revenues from the Earth Intelligence segment increased to $275 million from $271 million, or by $4 million, for the three months ended September 30, 2022, compared to the same period in 2021. The increase was primarily driven by a $15 million increase in revenues from the U.S. government, including $11 million from crisis support services, and a $3 million increase in revenues from international defense and intelligence customers. These increases in revenues were partially offset by a $14 million decrease in revenues from commercial programs primarily driven by revenue recognized from a significant commercial contract in the third quarter of 2021.

Revenues from the Earth Intelligence segment increased to $810 million from $804 million, or by $6 million, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase was primarily driven by a $15 million increase in revenues from the U.S. government and a $3 million increase in revenues from international defense and intelligence customers. The increase in revenues from the U.S. government was primarily due to a $47 million increase in imagery solutions revenues including $27 million from crisis support services partially offset by a $31 million decrease in geospatial service revenues from U.S. government customers. These increases in revenues were partially offset by a $12 million decrease in revenues from commercial programs primarily driven by revenue recognized from a significant commercial contract in the third quarter of 2021.

Adjusted EBITDA decreased to $115 million from $124 million, or by $9 million, for the three months ended September 30, 2022, compared to the same period of 2021. The decrease was primarily driven by increased spending, including on marketing and sales costs of $5 million, IT costs of $4 million, our ERP project of $3 million and other selling, general and administrative costs partially offset by higher revenues.

Adjusted EBITDA decreased to $343 million from $362 million, or by $19 million, for the nine months ended September 30, 2022, compared to the same period of 2021. The decrease was primarily related to a $30 million increase in selling, general and administrative costs, compared to the same period of 2021, partially offset by improved mix of revenues from higher margin offerings. The increase in expense was primarily driven by increased spending, including our ERP project of $8 million, IT costs of $8 million, marketing and sales costs of $6 million and an increase in travel costs and facilities costs of $5 million due to more employees working from our onsite location offices.

Space Infrastructure

The following table provides selected financial information for the Space Infrastructure segment.

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
($ millions)
Total revenues	$186	$180	$6	3%	$549	$541	$8	1%

Adjusted EBITDA	$33	$14	$19	136%	$71	$29	$42	145%
Adjusted EBITDA margin (as a % of total revenues)	17.7%	7.8%			12.9%	5.4%

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

Revenues from the Space Infrastructure segment increased to $186 million from $180 million, or by $6 million, for the three months ended September 30, 2022, compared to the same period of 2021. Revenues for the three months ended increased primarily as a result of a $4 million increase in revenues from U.S. government contracts and a $2 million increase in revenues from recurring commercial programs.

Revenues from the Space Infrastructure segment increased to $549 million from $541 million, or by $8 million, for the nine months ended September 30, 2022, compared to the same period of 2021. Revenues for the nine months ended September 30, 2022 increased primarily as a result of a $28 million aggregate impact due to the non-performance of the SXM-7 satellite that was recorded during the first quarter of 2021, which did not reoccur for the nine months ended September 30, 2022. The increase was partially offset by an $18 million decrease in revenues driven by a decline in volumes from recurring commercial programs and a $2 million decrease in revenues from U.S. government contracts during the nine months ended September 30, 2022 compared to the same period of 2021.

Adjusted EBITDA in the Space Infrastructure segment increased to $33 million from $14 million, or by $19 million, for the three months ended September 30, 2022, compared to the same period of 2021. The increase was primarily due to higher margins driven by reduced risks on certain programs nearing completion for the three months ended September 30, 2022 compared to the same period of 2021.

Adjusted EBITDA in the Space Infrastructure segment increased to $71 million from $29 million, or by $42 million, for the nine months ended September 30, 2022, compared to the same period of 2021. The increase was primarily related to the above-mentioned SXM-7 satellite impacts which did not reoccur in the same period in 2022 and higher margins driven by reduced risks on certain programs nearing completion for the three months ended September 30, 2022 compared to the same period of 2021. The increase in Adjusted EBITDA was partially offset by an increase in selling, general and administrative expenses including research and development expense, ERP project expenses, marketing expenses and labor related expense from increases in headcount, annual merit increases and increases in fringe benefits.

Corporate and other expenses

Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, retention costs and fees for legal and consulting services.

Corporate and other expenses increased to $28 million from $20 million, or by $8 million, for the three months ended September 30, 2022, compared to the same period in 2021. The increase was primarily driven by a $5 million foreign exchange loss for the three months ended September 30, 2022, compared to a $1 million foreign exchange loss for the same period in 2021. The increase was also driven by a $3 million increase in selling, general and administrative costs.

Corporate and other expenses increased to $73 million from $62 million, or by $11 million, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase was primarily driven by a $6 million increase in selling, general and administrative costs due to a $2 million increase in stock-based compensation expense, a $2 million increase in marketing expenses and a $2 million increase in research and development expenses for the nine months ended September 30, 2022, compared to the same period in 2021. The increase in stock-based compensation expense was primarily due to incremental expense related to liability classified awards. The increase in Corporate and other expenses was also driven by a $7 million foreign exchange loss for the nine months ended September 30, 2022, compared to a $2 million foreign exchange loss for the same period in 2021.

Intersegment eliminations

Intersegment eliminations are related to projects between our segments, including the construction of our WorldView Legion satellites. Intersegment eliminations increased to $10 million from $5 million, or by $5 million, for the three months ended September 30, 2022, compared to the same period in 2021, primarily related to an increase in intersegment satellite construction activity.

Intersegment eliminations increased to $28 million from $17 million, or by $11 million, for the nine months ended September 30, 2022, compared to the same period in 2021, primarily related to an increase in intersegment satellite construction activity.

BACKLOG

Our backlog by segment is as follows:

	September 30,	December 31,
	2022	2021
($ millions)
Earth Intelligence	$2,159	$1,028
Space Infrastructure	796	865
Total backlog	2,955	1,893
Unfunded contract options	2,130	650
Total	$5,085	$2,543

Order backlog, representing the estimated dollar value of firm contracts for which work has not yet been performed (also known as the remaining performance obligations on a contract), was $2,955 million as of September 30, 2022 compared to $1,893 million as of December 31, 2021. Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts.

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

Our unfunded contract options totaled $2,130 million and $650 million as of September 30, 2022 and December 31, 2021, respectively. Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of September 30, 2022 were primarily comprised of option years in the EOCL Contract (for the periods June 15, 2027 through June 14, 2032) and other U.S. government contracts. Unfunded contract options as of December 31, 2021 were primarily comprised of the option year in the EnhancedView Contract (September 1, 2022 through July 12, 2023) and other U.S. government contracts. On May 25, 2022, we were awarded the EOCL Contract by the NRO, which is a 10-year contract worth up to $3.24 billion, inclusive of a firm 5-year base contract commitment worth $1.5 billion and options worth up to $1.74 billion. The EOCL Contract transitioned the imagery acquisition requirements previously addressed by the EnhancedView Contract and, with this award, replaces the scope of the EnhancedView Contract with respect to such requirements.

LIQUIDITY & CAPITAL RESOURCES

Our sources of liquidity include cash provided by operations, access to existing credit facilities, collection or securitization of orbital receivables and, when available and efficient, access to the capital markets. We generally maintain limited cash on hand and use available cash to pay down borrowings on our Syndicated Credit Facility (as defined below). Our primary short-term cash requirements are to fund working capital, including requirements on long-term construction contracts (including our geostationary satellite contracts), fixed overhead costs, and to fund the construction and launch of our WorldView Legion satellites and other capital expenditures. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term construction contracts.

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

Our ability to fund our cash needs will depend, in part, on our ability to generate cash in the future, which depends on our future financial results. Our future results are subject to general economic factors, including inflation and rising interest costs, and financial, competitive, legislative and regulatory factors that may be outside of our control. Our future access to, and the availability of credit on acceptable terms and conditions is impacted by many factors, including capital market liquidity and overall economic conditions.

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

Summary of cash flows

	Nine Months Ended
	September 30,
	2022	2021
($ millions)
Cash provided by operating activities - continuing operations	$191	$186
Cash used in operating activities - discontinued operations	—	(1)
Cash provided by operating activities	191	185
Cash used in investing activities - continuing operations	(228)	(156)
Cash provided by (used in) financing activities - continuing operations	17	(24)
Effect of foreign exchange on cash, cash equivalents and restricted cash	—	—
Cash, cash equivalents, and restricted cash, beginning of year	48	31
Cash, cash equivalents, and restricted cash, end of period	$28	$36

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

Cash provided by operating activities from continuing operations increased to $191 million from $185 million, or by $6 million, for the nine months ended September 30, 2022 compared to the same period in 2021. This change was primarily driven by favorable changes in the working capital for the nine months ended September 30, 2022, compared to the same period in 2021.

Investing activities

Cash used in investing activities from continuing operations increased to $228 million from $156 million, or by $72 million, for the nine months ended September 30, 2022 compared to the same period in 2021. Our primary investing activities included expenditures on property, plant and equipment of $159 million and $84 million for the nine months ended September 30, 2022 and 2021, respectively, and investments in intangible assets primarily related to internally developed software of $67 million and $72 million for the nine months ended September 30, 2022 and 2021, respectively. Property, plant and equipment expenditures for the nine months ended September 30, 2022 and 2021 primarily related to the construction of our WorldView Legion satellites.

Financing activities

Cash provided by financing activities from continuing operations increased to $17 million from cash used in financing activities of $24 million, or by $41 million, for the nine months ended September 30, 2022 compared to the same period in 2021. During the nine months ended September 30, 2022, Term Loan B was refinanced, which resulted in net proceeds of $1,329 million offset by the cash paid to extinguish the prior Term Loan B of $1,341 million, which excluded amounts accounted for as a debt modification. Additionally during the nine months ended September 30, 2022, cash used in financing activities included $537 million used to redeem our 9.75% 2023 Notes, including approximately $37 million in premiums paid to redeem such 9.75% 2023 Notes, debt issuance costs of $27 million, repayments of long-term debt of $12 million and the settlement of the securitization liability of $10 million. These items were offset by $500 million in proceeds from the issuance of our 7.75% 2027 Notes and $125 million from the net proceeds of the Revolving Credit Facility. During the nine months ended September 30, 2021, cash used in financing activities primarily included $384 million used for the partial redemption of the 9.75% 2023 Notes, including approximately $34 million in premiums paid to redeem such 9.75% 2023 Notes, the settlement of the securitization liability of $9 million and repayments of long-term debt of $7 million. These payments were partially offset by net proceeds of $380 million from the underwritten public offering of our common stock in March 2021.

Long-term debt

The following table summarizes our long-term debt:

	September 30,	December 31,
	2022	2021
($ millions)
Syndicated Credit Facility:
Revolving Credit Facility	$125	$—
Term Loan B	1,496	1,444
9.75% 2023 Notes	—	500
7.75% 2027 Notes	500	—
7.54% 2027 Notes	150	150
Deferred financing	20	26
Obligations under finance leases and other	5	5
Debt discount and issuance costs	(102)	(39)
Total long-term debt	$2,194	$2,086

Syndicated Credit Facility

As of September 30, 2022, the Syndicated Credit Facility is composed of: (i) a Revolving Credit Facility in an aggregate capacity of up to $500 million maturing in June 2027 and (ii) a Term Loan B in an aggregate principal amount of $1.5 billion maturing in June 2029, which was issued with an original issue discount of 4.50%.

On June 14, 2022, we amended the terms of the Syndicated Credit Facility pursuant to our Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement (i) replaced the Consolidated Leverage Ratio financial maintenance covenant with the Consolidated Net Debt Leverage Ratio (as defined in the Amended and Restated Credit Agreement) financial maintenance covenant not to exceed (1) 5.50:1.00 for each fiscal quarter ending on or prior to December 31, 2022, (2) 5.00:1.00 for each fiscal quarter ending on or after March 31, 2023 through and including December 31, 2023 and (3) 4.50:1.00 for each fiscal quarter ending on or after March 31, 2024, (ii) changed the required level of the Interest Coverage Ratio maintenance covenant to 2.50:1.00 as of the last day of each fiscal quarter, (iii) increased the total amount of Term Loan B outstanding to $1.5 billion and (iv) permitted the issuance of the 7.75% 2027 Notes and the redemption of the 9.75% 2023 Notes.

Borrowings under Term Loan B bear interest at a rate equal to, at our option, either Adjusted Term SOFR plus an applicable margin ranging from 4.00% to 4.25% or adjusted base rate (“ABR”) plus an applicable margin ranging from 3.00% to 3.25%, in each case depending on the total Consolidated Net Debt Leverage Ratio. Starting September 30, 2022, we must make equal quarterly installment payments in aggregate annual amounts equal to 1% of the original principal amount of Term Loan B, with the final balance payable at maturity on June 14, 2029; provided that if the 7.75% 2027 Notes are not repaid in full by the Springing Maturity Date, the maturity date for the Term Loan B will be the maturity date of the 7.75% 2027 Notes. Borrowings under Term Loan B may be repaid by us, in whole or in part, together with accrued interest, without premium or penalty.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at our option, if such borrowings are in U.S. dollars, either Adjusted Term SOFR plus an applicable margin ranging from 2.75% to 3.50% or ABR plus an applicable margin ranging from 1.75% to 2.50%, in each case depending on the total Consolidated Net Debt Leverage Ratio. We may also, at our option, borrow in Canadian dollars, Euros or British Pounds Sterling using the same applicable margins as noted for U.S. dollars. The Revolving Credit Facility is payable at maturity on June 14, 2027; provided that if the 7.75% 2027 Notes are not repaid in full by the Springing Maturity Date, the maturity date for the Revolving Credit Facility will be the Springing Maturity Date. The Revolving Credit Facility may be repaid by us, in whole or in part, together with accrued interest, without premium or penalty.

We evaluated the amendment of Term Loan B on a lender-by-lender basis and accounted for $1.3 billion as a debt extinguishment and $103 million as a debt modification. The portion accounted for as a debt modification is excluded from the presentation of cash flows from financing activities in the Consolidated Statement of Cash Flows as it represents a non-cash transaction. We recognized a loss on debt extinguishment of $10 million equal to the write-off of unamortized debt issuance costs. The modification of the Revolving Credit Facility resulted in the recognition of a loss on debt extinguishment of $1 million equal to the write-off of unamortized debt issuance costs. We recognized the losses on debt extinguishment in Interest expense, net in the Unaudited Condensed Consolidated Statements of Operations.

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. We had $24 million and $28 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, we were in compliance with our debt covenants.

9.75% Notes due 2023

On June 14, 2022, we used the proceeds from the issuance of the 7.75% 2027 Notes, along with cash on hand, to redeem the remaining $500 million aggregate principal amount of our 9.75% 2023 Notes. The 9.75% 2023 Notes were redeemed at a price of 107.313% of the principal amount thereof, plus accrued but unpaid interest.

We accounted for the issuance of the 7.75% 2027 Notes and the redemption of the 9.75% 2023 Notes as a debt extinguishment. As a result, the 7.313% premium paid on the redemption of the 9.75% 2023 Notes is accounted for as a loss on debt extinguishment. Additionally, at the time of the extinguishment there were $1 million of unamortized debt issuance costs and an unamortized debt discount of $5 million associated with the 9.75% 2023 Notes, which were written off as a loss on debt extinguishment. We recognized a total loss on extinguishment of the 9.75% 2023 Notes of $42 million, which is included in Interest expense, net in the Unaudited Condensed Consolidated Statement of Operations.

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

Securitization liability

We have in place a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less, discounted to face value using prevailing market rates. There were no sales or repurchases of eligible receivables executed in the nine months ended September 30, 2022 or 2021.

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

Interest rate swaps

On April 29, 2022, $500 million of our interest rate swaps matured. On June 22, 2022, we entered into SOFR interest rate swaps having a notional value of $500 million. In June 2022, we amended our existing interest rate swaps that mature in June 2023 to modify the designated hedged interest rate risk from LIBOR to SOFR in connection with our Amended and Restated Credit Agreement. In total, as of September 30, 2022, an aggregate of $1 billion of our variable rate long-term debt is fixed at an average one-month SOFR rate of 1.71% (excluding the margin specified in the Syndicated Credit Facility) pursuant to our outstanding interest rate swaps. In each of June 2023 and June 2024, we will have interest rate swap maturities of $500 million.

Off-balance sheet arrangements

As of September 30, 2022, we had no outstanding foreign exchange sales contracts. As of September 30, 2022, we had $24 million in letters of credit issued under the Syndicated Credit Facility. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

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

We define EBITDA as earnings before interest, taxes, depreciation and amortization, Adjusted EBITDA as EBITDA adjusted for certain items affecting the comparability of our ongoing operating results as specified in the calculation and Adjusted EBITDA margin as Adjusted EBITDA divided by revenue. Certain items affecting the comparability of our ongoing operating results between periods include restructuring, impairments, insurance recoveries, gain (loss) on sale of assets, (gain) loss on orbital receivables allowance, offset obligation fulfillment and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Management believes that exclusion of these items assists in providing a more complete understanding of our underlying results and trends, and management uses these measures along with the corresponding U.S. GAAP financial measures to manage our business, evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. Adjusted EBITDA is a measure being used as a key element of our incentive compensation plan. The Syndicated Credit Facility also uses Adjusted EBITDA in the determination of our debt leverage covenant ratio. The definition of Adjusted EBITDA in the Syndicated Credit Facility includes a more comprehensive set of adjustments that may result in a different calculation therein.

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

The table below reconciles our net (loss) income to EBITDA and Total Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
($ millions)
Net (loss) income	$(4)	$14	$(41)	$(25)
Income tax expense (benefit)	5	—	6	(10)
Interest expense, net	30	25	129	127
Interest income	(1)	(1)	(2)	(2)
Depreciation and amortization	64	74	199	221
EBITDA	$94	$112	$291	$311
Restructuring	5	—	10	—
Transaction and integration related expense	—	1	1	1
Gain on sale of asset	(1)	—	(1)	—
Offset obligation fulfillment	12	—	12	—
Total Adjusted EBITDA	$110	$113	$313	$312

Adjusted EBITDA:
Earth Intelligence	115	124	343	362
Space Infrastructure	33	14	71	29
Intersegment eliminations	(10)	(5)	(28)	(17)
Corporate and other expenses	(28)	(20)	(73)	(62)
Total Adjusted EBITDA	$110	$113	$313	$312

Net (loss) income margin	(0.9)%	3.2%	(3.2)%	(1.9)%
Total Adjusted EBITDA margin	25.2%	25.9%	24.5%	24.0%

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate borrowings under our Syndicated Credit Facility, which is comprised of the Revolving Credit Facility and Term Loan B. We use interest rate swap agreements to manage interest rate risk associated with cash outflows from long-term debt.

As of September 30, 2022, there was $1.5 billion outstanding under our Term Loan B. The Term Loan B bears interest equal to, at our option, either (i) Adjusted Term SOFR plus an applicable margin ranging from 4.00% to 4.25%, or (ii) ABR, plus an applicable margin ranging from 3.00% to 3.25%, in each case depending on the total Consolidated Net Debt Leverage Ratio.

As of September 30, 2022, there was $125 million outstanding under our Revolving Credit Facility. The Revolving Credit Facility bears interest at a rate equal to, at our option, if such borrowings are in U.S. dollars, either (i) Adjusted Term SOFR plus an applicable margin ranging from 2.75% to 3.50%, or (ii) ABR, plus an applicable margin ranging from 1.75% to 2.50%, in each case depending on the total Consolidated Net Debt Leverage Ratio. We may also, at our option, borrow in Canadian dollars, Euros or British Pounds Sterling using the same applicable margins as noted for U.S. dollars.

On April 29, 2022, $500 million of our interest rate swaps matured. On June 22, 2022, we entered into SOFR interest rate swaps having a notional value of $500 million. In June 2022, we amended our existing interest rate swaps that mature in June 2023 to modify the designated hedged interest rate risk from LIBOR to SOFR in connection with our Amended and Restated Credit Agreement. In total, as of September 30, 2022, an aggregate of $1 billion of our variable rate long-term debt is fixed at an average one-month SOFR rate of 1.71% (excluding the margin specified in the Syndicated Credit Facility) pursuant to our outstanding interest rate swaps. In each of June 2023 and June 2024, we will have interest rate swap maturities of $500 million.

Based upon the amounts outstanding under the Syndicated Credit Facility as of September 30, 2022, net of the interest rate swaps and assuming the amounts were outstanding for a full calendar year, a 50 basis point increase in interest rates would increase interest expense under the Syndicated Credit Facility by approximately $3 million for the period ended September 30, 2022 compared to $2 million for the year ended December 31, 2021 prior to our entry into the Amended and Restated Credit Agreement. We may decide in future periods to engage in hedging transactions to further mitigate the interest rate risk under our Syndicated Credit Facility.

Except as described above, there have been no changes to our market risks from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of September 30, 2022. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

During the second quarter of 2022, we implemented a new ERP system. In connection with the implementation, the design and documentation of our internal control processes and procedures were updated and enhanced as necessary to accommodate modifications to the business processes and accounting procedures. In connection with the implementation of our new ERP system, we continue to monitor the processes and controls related to the system transition and the assessment of design adequacy and operating effectiveness of internal controls over financial reporting. There were no changes to our internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, rising interest rates, availability of capital, labor shortages, energy and commodity prices, trade laws, the effects of governmental initiatives to manage economic conditions, geopolitical tensions and military conflicts, such as the current situation in Ukraine. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

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

For instance, in January 2019, a Maxar stockholder filed a putative class action lawsuit in the Federal District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were false or misleading in violation of the Securities Exchange Act of 1934 and seeking monetary damages. An amended consolidated complaint was filed in that case in October 2019. In September 2020, the court granted in part, and denied in part, Maxar’s motion to dismiss. In July 2021, the Federal District Court of Colorado certified a class consisting of investors who purchased or acquired Maxar stock between May 9, 2018 and October 30, 2018, inclusive. The parties have reached an agreement to resolve the action on a class-wide basis for a one-time payment of $27 million, to be funded by insurance maintained by Maxar. The agreement is contingent on Court approval. As part of the Court approval process, class members will have an opportunity to object to, or opt-out of, the settlement pursuant to procedures established by the Court. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in our public disclosures and seeking monetary damages under Canadian securities laws. In November 2019, a second putative class action lawsuit was issued by the same Maxar stockholder resident in Canada, adding a second representative plaintiff and three additional defendants, including Maxar’s auditor KPMG LLP. The action against KPMG LLP was later discontinued. In February 2020, the January 2019 Canadian lawsuit was discontinued. And, in March 2022, the November 2019 Canadian lawsuit was dismissed against all of the Maxar defendants. In October 2019, a Maxar stockholder filed a putative class action lawsuit in California state court, naming Maxar and certain members of management and the board of directors as defendants. The lawsuit is based upon many of the same underlying factual allegations as the federal class action but asserts claims under the Securities Act of 1933. An amended complaint was filed in April 2020. In November 2020, defendants filed a demurrer to the operative complaint, and in January 2021, the court largely overruled the demurrer. On August 20, 2021, the court certified a class consisting of investors who acquired Maxar stock in exchange for DigitalGlobe stock pursuant to the Company’s June 2, 2017 Registration Statement and Prospectus issued in connection with Maxar’s October 2017 acquisition of DigitalGlobe. In November 2019, a purported derivative complaint was filed against Maxar, certain current and former members of management and the board of directors in the Federal District Court of Delaware, also based on the same factual allegations as the federal putative class action. In September 2020, a second purported derivative case was filed in the Federal District Court of Delaware, based on the same allegations as the earlier derivative case. The two derivative cases pending in the Federal District Court of Delaware have been consolidated and are stayed. In September 2021, a third purported derivative complaint was filed against Maxar, certain current and former members of management and the board of directors in the Court of Chancery of the State of Delaware, also based on the same factual allegations as the federal class action. In November 2021, the parties stipulated to a stay of this action.

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

Changes in law and policy relating to taxes, including those with retroactive effect, may materially and adversely affect our financial condition, results of operations and cash flows. These changes may alter existing tax law, such as increasing the corporate tax rate and enacting a minimum tax on worldwide book income. We continue to monitor tax law developments and assess the impact on the Company.

For example, on August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA 2022”) which, among other things, creates a 15% corporate alternative minimum tax on profits of corporations whose average annual adjusted financial statement income over a three-year period exceeds $1 billion and creates an excise tax of 1% on stock repurchases by publicly traded U.S. corporations. These provisions of the IRA 2022 are generally effective for tax years beginning after December 31, 2022. We continue to evaluate the future impacts of these provisions, if we become subject to additional taxes it could adversely affect our financial conditions, results of operations and cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Delaware Secretary of State.	8-K	001-38228	3.1	01/02/2019

3.2	Third Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.1	11/1/2022

4.1	Indenture, dated as of June 14, 2022, among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent.	8-K	001-38228	4.1	06/14/2022

10.1#	Contract by and between Maxar Intelligence Inc. and the National Reconnaissance Office					X

10.2	Amended and Restated Employment Agreement of Daniel L. Jablonsky*					X

10.3	Letter Agreement, dated September 15, 2022, between Maxar Technologies Inc. and Biggs C. Porter*	8-K	001-38228	10.1	09/15/2022

10.4	Form of Amended Executive Change in Control and Severance Agreement*					X

31.1	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

32.1†	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Consolidated Statements of Cash Flows, (vi) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements

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

November 3, 2022	Maxar Technologies Inc.
By: /s/ Daniel L. Jablonsky Daniel L. Jablonsky Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

By: /s/ Biggs C. Porter Biggs C. Porter Executive Vice President and Chief Financial Officer (Principal Financial Officer)