Form 10-K
period 2022-12-31
Maxar Technologies Inc.
filed 2023-02-22
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2022, the aggregate market value of the registrant’s common stock, par value of $0.0001 per share, held by non-affiliates of the registrant was approximately $1,936 million (based upon the closing sale price of the common stock on June 30, 2022 on The New York Stock Exchange).

As of February 16, 2023, there were 74,710,276 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Maxar Technologies Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

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

PART I

ITEM 1. BUSINESS

Maxar is a provider of comprehensive space solutions and secure, precise, geospatial intelligence. Maxar helps government and commercial customers monitor, understand and navigate our changing planet; deliver global broadband communications; and explore and advance the use of space. Our approach combines decades of deep mission understanding and a proven commercial and defense foundation to deploy solutions and deliver insights with speed, scale and cost-effectiveness. Maxar’s stock trades on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) under the symbol “MAXR.”

Agreement and Plan of Merger with Advent International Corporation

On December 15, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Galileo Parent, Inc., a Delaware corporation (“Parent”), Galileo Bidco, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), and solely for the purposes set forth therein, Galileo Topco, Inc., a Delaware corporation and an indirect parent of Parent (“Preferred Equity Issuer”). Parent, Merger Sub and Preferred Equity Issuer are affiliates of funds advised by Advent International Corporation (“Advent”), a private equity firm headquartered in Boston, Massachusetts. British Columbia Investment Management Corporation (“BCI”) or one or more of its affiliates will also be a minority investor in Preferred Equity Issuer. The Merger Agreement provides that, on the terms and subject to the conditions of the Merger Agreement, at the closing of the transactions contemplated therein, Merger Sub will merge with and into Maxar (the “Merger”). Parent has obtained equity financing, preferred equity financing and debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses. Under the terms of the Merger Agreement, our stockholders will receive $53.00 in cash for each share of our common stock they hold on the transaction closing date. Pursuant to the terms of the Merger Agreement, the closing of the Merger is subject to customary closing conditions, including, among others, adoption of the Merger Agreement by our stockholders, the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), clearance by the Committee on Foreign Investment in the United States and the receipt of other regulatory approvals. The waiting period under the HSR Act expired at 11:59 p.m. Eastern Time on January 30, 2023. In addition, the closing is subject to the fulfillment or waiver of certain customary mutual closing conditions, including, the absence of any temporary restraining order, preliminary or permanent injunction or other order having been issued by any court of competent jurisdiction or other governmental authority preventing the consummation of the Merger, and the absence of any statute, rule, regulation or order that makes consummation of the Merger illegal. The obligation of each party to consummate the Merger is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement, and the obligation of Parent to consummate the Merger is additionally conditioned upon the absence of a material adverse effect on us that is continuing. The closing of the Merger is not subject to any financing condition.

For additional information regarding the Merger, please refer to our Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on December 16, 2022.

Segments

We serve our customers and organize our businesses through the following two operating and reportable segments:

●	Earth Intelligence—a global leader in high-resolution, high-accuracy Earth imagery and other geospatial data sourced from our own advanced satellite constellation and third-party providers to our Public Sector and Enterprise customers, as well as a provider of advanced geospatial information, applications and analytic services for national security and commercial solutions.

●	Space Infrastructure—a supplier of space-based infrastructure, robotics, subsystems and information solutions to satellite operators and government agencies.

The following is a description of our reportable segments.

Earth Intelligence

Overview

In the Earth Intelligence segment, we are a global leader in high-resolution, space-based Earth observation imagery products and analytics. We launched the world’s first high-resolution commercial imaging satellite in 1999 and currently operate a four satellite Earth observation constellation, providing us with over two decades and approximately 150 petabytes of imagery over our history (referred to as our “Image Library”) of the highest resolution, commercially available imagery. Our imagery solutions provide customers with timely, accurate and mission critical information about our changing planet and support a wide variety of government and enterprise applications, including mission planning, mapping and analysis, environmental monitoring, disaster management, crop management, oil and gas exploration and infrastructure management. We continue to innovate as demands for new satellite technology and advanced analytic tools increase. In addition to our Earth observation capabilities, we offer Radio Frequency (“RF”) and Synthetic Aperture Radar (“SAR”) data, which provides more comprehensive and accurate geospatial insights for our customers. Through our updated National Oceanic and Atmospheric Administration (“NOAA”) remote sensing license, we are also able to collect non-Earth imaging (“NEI”) for our current constellation and our next generation WorldView Legion satellites. Through this new license authority, we can collect and distribute images of space objects across the Low Earth Orbit (“LEO”) – the area ranging from 200 kilometers up to 1,000 kilometers in altitude – to both government and commercial customers. In the commercial satellite Earth observation industry, we are a leader across U.S. government agencies, international government agencies and enterprise customer verticals. The U.S. government is the largest customer of our Earth Intelligence segment through the Electro-Optical Commercial Layer Program (“EOCL Contract”), Global Enhanced GEOINT Delivery (“G-EGD”) and One World Terrain (“OWT”) programs and various classified and unclassified contract vehicles.

We also provide geospatial services that combine imagery, analytic expertise and innovative technology to deliver intelligence solutions to customers. Our approximately 1,500 cleared personnel support analytic solutions that accurately document change and enable geospatial modeling and analysis that help predict where events will occur. Our primary customer of geospatial services is the U.S. government, but we also support intelligence requirements for other U.S. allied governments, global development organizations and enterprise customers. We are also a global leader in satellite-derived 3D data for defense and intelligence markets, with software and products that enhance 3D mapping, Earth intelligence data, military simulation and training and precision-guided munitions.

Our Offerings

Customers can license our imagery and data archives or place custom orders to task our satellites for a specific area of interest. We process our imagery to varying levels according to our customers’ specifications and deliver our products using the distribution methods and subscription services that are designed to best suit our customers’ needs. We offer a number of Earth Intelligence solutions, including:

●	Satellite access—direct collection and access to our satellite constellation anywhere in the world. The Direct Access Program (“DAP”) enables customers to directly task our satellites using the customer’s own ground station for secure, real-time imagery acquisition and downlink. The Rapid Access Program (“RAP”) allows customers to virtually control our constellation through priority tasking, predictable access and imaging operations with a web interface, while we own and manage the ground infrastructure. Additionally, we support the U.S. government with direct tasking utilizing our integrated imagery production, distribution and operations with U.S. government systems. This offering is currently contracted under our EOCL Contract, which was awarded to us by the National Reconnaissance Office (“NRO”) in May 2022 as a five-year base contract and with up to five 1-year option periods. The EOCL Contract transitioned the imagery acquisition requirements previously addressed by the EnhancedView Follow-On contract (“EnhancedView Contract”) and replaces the scope of the EnhancedView Contract with respect to such requirements.

●	Geospatial foundation—highest quality foundational satellite imagery, basemaps and 3D data over any location on Earth. This foundation allows our customers to fully understand, immerse and strategically plan outcomes before setting foot in a specific location or to immediately use our robust imagery for their artificial intelligence (“AI”) / machine learning (“ML”) models, real-world metaverse applications and/or training purposes. Our Vivid imagery basemaps stitch high-resolution satellite imagery together into a single cloudless global view that provides an accurate, consistent and actionable foundation to support the leading mapping apps, global-scale environmental governance analytics and risk management decisions. High-definition (“HD”) imagery leverages our proprietary HD technology to improve visual clarity of our native 30cm imagery to 15cm, giving analysts and ML models cleaner and more accurate data to analyze and deliver results. This technology allows us to provide best-in-class accuracy of the world’s terrain in GPS-denied environments or when ground conditions are not ideal for human assessment or navigation. Analysis-Ready Data (“ARD”) is preprocessed time-series stacks of imagery that are aligned and produced at a set standard to provide templated imagery and associated meta data for change detection, mapping and monitoring use cases. Our Precision3D offerings leverage our over two decades high-resolution Image Library to construct accurate, consistent and fully immersive 3D visualizations at global scale, including 3D surface models, 3D vectors, digital surface models and digital terrain models.

●	Precision mapping—GIS-ready datasets for expedited analysis. These offerings include Persistent-Change Monitoring (“PCM”), BaseVue and Human Landscape. PCM leverages our Image Library and ML models running on our approximately 3.8 million square kilometer daily take to identify change indicators, historical patterns of development and infrastructure changes and provide actionable insights to our customers. BaseVue is the global standard for land classification, including for natural resource management and environmental impact monitoring. Human Landscape utilizes key human geography features to enable analysts to better understand and develop responses that reduce operating costs and enable timely decision-making.

●	On-demand intelligence—industry-leading technology, data and expertise to help solve the most complex geospatial challenges. We offer a variety of subscription-based services that maximize the value of our imagery, information products and analytic outputs for a diverse set of customer needs. Our flexible subscription options include cloud-based access to our global image archive, in-house tools to search, exploit and share imagery and simplified integration for a customer’s existing workflows. These offerings include SecureWatch, Spatial on Demand, Crow’s Nest Maritime Monitoring and Security, WeatherDesk, SeaStar Information Service and our analytic reports. SecureWatch is a subscription software as a service offering that provides customers a cloud-based source of near real-time global imagery basemaps, optical and radar imagery and analytics on features (e.g. roads, railways) and objects (e.g. cars, planes). This includes supporting the U.S. government with G-EGD.

●	Geospatial services—We provide advanced geospatial information and analytic services to national security and enterprise customers that combine Maxar imagery and other sources of geospatial data, such as low-resolution satellite imagery, radar, weather and oceanographic data, elevation and social media, to reveal insights that help our customers make better decisions. We also develop applications to support global Intelligence, Surveillance and Reconnaissance (“ISR”) missions with constellation modeling, simulation and mission management, secure ground systems, data analytics to automate object detection, feature extraction, mission planning and predictive analytics. We deploy these services through various cloud and on-premise computing platforms. Our intellectual property portfolio, including U.S. and foreign patents, and Small Business Innovation Research (“SBIR”) Phase III data rights, supports the unique technology we provide to our customers.

Additionally, we support people, organizations and initiatives dedicated to improving the health and sustainability of our planet. Through our Purpose Partners, we contribute geospatial data and expertise to nonprofits that significantly benefit from using our data to achieve their missions. These Purpose Partners include Amazon Conservation Team, Jane

Goodall Institute, International Justice Mission, Team Rubicon and Humanitarian OpenStreetMap Team. With our Open Data Program, when crises occur, we support humanitarian organizations and communities with critical information to assist response efforts. The Maxar News Bureau is a partnership program with trusted media organizations around the world. We provide satellite imagery as visual evidence of ground truth to promote global transparency and expose injustice. Access to our high-resolution satellite imagery has enabled journalists to accurately report on areas that are too remote or dangerous to visit or are otherwise inaccessible.

Our Earth Observation Constellation

As of December 31, 2022, we operated a constellation of four in-orbit and fully commissioned Earth observation satellites: GeoEye-1, WorldView-1, WorldView-2 and WorldView-3. Our annual collection capacity is approximately 1.4 billion square kilometers. We have collected, and have available for use, approximately 150 petabytes in our Image Library.

We re-evaluate the depreciable lives of our satellites annually based on established methodologies used for accounting purposes. The lives we assign for depreciation purposes are typically shorter than the lives we use for planning purposes and our history shows that in most cases the estimated useful lives of our satellites have increased from the initial lives determined upon launch.

The following table summarizes the primary characteristics of the in-orbit and fully-commissioned Earth observation satellites in our constellation as of December 31, 2022:

Satellite	Launch Date	Expected End of Depreciable Life	Best Ground Resolution	Orbital Altitude (kilometers)
WorldView-3	August 2014	Q1 2026	31-centimeters black and white, or color 1.24-meter multi-spectral	618
WorldView-2	October 2009	Q4 2024	46-centimeters black and white, or color 1.84-meter multi-spectral	770
WorldView-1	September 2007	Q3 2024	50-centimeters panchromatic	496
GeoEye-1	September 2008	Q3 2024	41-centimeters black and white, or color 1.64-meter multi-spectral	681

WorldView Legion will be a fleet of six high performing satellites for which our Space Infrastructure segment is acting as prime contractor. We expect that WorldView Legion, in addition to our current constellation, will revisit rapidly changing areas up to 15 times per day, an increase from four times per day currently, which will more than triple both our capacity to collect 30 cm-class imagery and our overall capacity in high demand areas.

Our Earth observation satellites have advanced technical capabilities, such as maneuverability, size of collection area, collection speed, revisit time, resolution, accuracy and spectral diversity. Additionally, our satellites are designed, manufactured and operated in the U.S. for assurance of U.S. national security missions and data protection.

We procure insurance to protect us from the risks associated with our satellite operations, including the partial or total loss of the functional capacity of the satellite. We insure satellites in our constellation to the extent that insurance is available at acceptable premiums. As of December 31, 2022, we maintained the following insurance coverage on our in-orbit and fully-commissioned Earth observation satellite constellation:

Satellite	Policy Period	Coverage (in millions)
WorldView-3	10/2022-10/2023	$255
WorldView-2	10/2022-10/2023	220
WorldView-1	10/2022-10/2023	220
GeoEye-1	10/2022-10/2023	38

Additionally, as of December 31, 2022, we have procured insurance for our WorldView Legion satellite launches of $620 million. These policies cover the launches plus the first year in orbit. Following the first year in orbit, we will seek to obtain in-orbit coverage similar to the coverage we currently have on our in-orbit and fully-commissioned satellite constellation noted in the table above.

Competitive Conditions and Trends in Industry Demands

Our Earth Intelligence business operates in a highly competitive and rapidly growing industry. Our major existing and potential competitors for our Earth Intelligence business include commercial satellite imagery companies, state-owned imagery providers, aerial imagery companies, free sources of imagery, unmanned aerial vehicles and companies that provide geospatial analytic information and services to the U.S. government, including defense prime contractors. We face competition from companies that provide geospatial analytic information and services to the U.S. government, including defense prime contractors such as L3Harris and Booz Allen Hamilton.

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

The Earth observation market includes the collection and processing of optical and non-optical imagery data of the Earth. Specifically, the market is segmented into Data, Value-Added Services (“VAS”), Information Products and Big Data Analytics. The Data segment consists of raw imagery transmitted from the satellite to the ground station and products, such as stereo imaging and basic corrections (radiometric and geometric). VAS includes processing through layering or data fusion (such as with traffic information and street names). Big Data Analytics includes statistical analysis, change detection and predictive modeling using large quantities of imagery and meta data overlays to provide insights over a given period of time.

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

Euroconsult reports that the commercial market for Earth observation data was $1.7 billion in 2021 and is forecasted to top $2.7 billion by 2031, a compound annual growth rate of 5%. According to Euroconsult, defense represents approximately 69% of the Earth observation data market, and sales to non-U.S. defense markets are forecasted to be the most significant driver of revenue growth, driven by higher revisit constellations with higher resolutions. Euroconsult reports the commercial market for Earth observation VAS was $2.8 billion in 2021 and is forecasted to top $5.2 billion by 2031, a compound annual growth rate of 6%.

In addition to the demands for commercial Earth observation data and VAS, we believe our Earth Intelligence offerings address a number of multi-billion dollar military use-cases and sectors, including 3D mapping, precision guided munitions and military simulation and virtual training. Additionally, as we further develop our 3D offerings, we see additional commercial market opportunities for our data and services, particularly within the immersive 3D environments of the augmented reality (“AR”)/virtual reality (“VR”) accessed metaverse, media and entertainment. As businesses increasingly use 3D simulations for decision support and consumers spend more time in AR /VR environments for education, gaming, entertainment, news, networking, shopping and more, our global 3D models can help bridge the physical and digital worlds with increased accuracy and realism.

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

Spacecraft

Today, 155 custom Maxar-built spacecrafts for Geosynchronous Equatorial Orbit (“GEO”) satellites have launched with a combined 2,022 years of service. 72 GEO satellites have completed their missions and provided Maxar customers with an additional 386 years of operation beyond mission requirements. In addition, Maxar has manufactured and placed into service 81 low Earth orbit (“LEO”) satellites.

Maxar continues as a world leader in commercial GEO communication satellites and a global leader in commercial satellite manufacturing. With three decades of on-orbit heritage, our 1300-class spacecraft platform is the world’s most popular GEO satellite; 94 spacecraft are currently in service, providing 99.9972% uptime availability for our customers. We continue to provide a high level of value and partnership to communications customers around the globe. Key platform features include a scalable, lightweight and high-strength structure, fuel-efficient attitude and station-keeping subsystems, high-efficiency and reliable solar arrays and batteries, and advanced command and control subsystems. A growing application for commercial geostationary communication satellites is the delivery of data-centric applications (such as consumer broadband, in-flight communication, maritime and 4G/5G cellular backhaul) via high-capacity spot beam satellites commonly referred to as high-throughput satellites (or “HTS”). We introduced the first HTS satellite in 2005, which used the 1300-class bus, and believe it offers the highest capability for the cost. Maxar is building JUPITER 3, a transformational Ultra High Density Satellite, for Hughes Network Systems (“Hughes”) to be designated EchoStar

XXIV. This satellite is expected to be the world’s largest commercial communications satellite when it launches, and will power future generations of Hughes consumer, enterprise and aeronautical services across the Americas.

In addition to continued leadership in the commercial communications sector, we collaborate closely with customers to design and deliver smaller satellites to address growing demand for LEO and medium Earth orbit (“MEO”) constellations. We believe Maxar’s LEO capabilities will be effective for applications that require a multiple satellite constellation of identical satellites produced in a cost-efficient manner. Designed, engineered and built in-house, these modular satellite platforms illustrate Maxar’s ability to adapt and extend its deep experience to provide agile, affordable solutions in proliferated, LEO constellations. In 2022 Maxar was selected by L3Harris and the U.S. Space Development Agency to design and build the platform for 14 spacecraft platforms for the Tranche 1 Tracking Layer supporting missile warning and tracking.

The 1300-class platform is key to our continued and growing partnership with NASA as well. The Psyche mission is a journey to a unique metal asteroid, named 16 Psyche, that appears to be the exposed metal core of an early planet–a building block of a solar system. The spacecraft leverages Maxar’s 1300-class platform and solar electric propulsion system, the highly efficient SPT-140. In addition, Maxar is hosting NASA’s Tropospheric Emissions: Monitoring of Pollution (“TEMPO”)—a commercially hosted pollution monitoring payload on a commercial communications satellite Maxar is building for satellite operator Intelsat. By hosting payloads on its commercial satellites, Maxar can help government agencies obtain access to space for instruments, sensors and other small missions without the cost of building a dedicated spacecraft. Similarly, the hosted payload helps commercial customers share the cost of the satellite bus, launch and operations.

Competitive Conditions and Trends in Industry Demands

Our principal customers in the Space Infrastructure segment are commercial satellite operators and government agencies worldwide.

We sell our products and technologies in a highly competitive industry and we compete on the basis of cost, reliability, design life, technological capabilities and efficiencies. Our primary competitors for satellite manufacturing contracts are: The Boeing Company, Lockheed Martin Corporation and Northrop Grumman Corporation in the United States; Thales S.A. and Airbus Defence and Space, a subsidiary of the Airbus Group, in Europe; and Mitsubishi Electric Corporation in Japan. Additionally, we face competition from newer entrants. In addition, many of our competitors are larger and have greater resources than we do. We may also face competition in the future from emerging low-cost competitors in India, Russia and China.

GEO satellites track with the rotation of the Earth and remain over a fixed point over the Earth’s surface. GEO satellites cover more area from a higher vantage point and tend to carry more advanced sensor or communication suites, as used in broad area communications and global-scale weather payloads. Due to this unique property of their orbit, GEO slots are limited, which motivates operators to maximize the use of their slot, leading to generally larger satellites to support the required power and bandwidth, as well as a longer design life to maximize return on investment. Due to their greater distance from Earth, however, there is increased latency.

The satellite industry has undergone a significant change with the proliferation of LEO satellites, which have been primarily used for both Earth observation and communications payloads. Typically, LEO constellation satellites are cheaper to launch as they are significantly smaller and require less fuel to reach orbit. Additionally, due to the lower orbital altitude, LEO observation satellites enable higher resolution imagery. This factor also enables LEO communication satellites to reduce latency but require a much larger constellation to ensure coverage over a given area as, unlike GEO satellites, LEO satellites move in and out of view of ground locations as they complete their orbit. In addition to altitude class, satellites are classified by functions, such as communications or Earth observation.

Euroconsult projects satellite demand will experience a five-fold increase over the next ten years. While LEO is expected to account for the majority of the demand, Euroconsult expects an average of 13 GEO commercial satellite orders per year over the next ten years, representing one-third of the total market value. According to Euroconsult, the total market for manufacturing and launch services is expected to reach $400 billion over the next decade, a 46% increase from the previous decade of $273 billion in revenue.

LEO proliferation is expected to greatly increase access to space, thus enabling new commercial customers across diversified industries including oil and gas, insurance, agriculture and asset management firms, as well as nonprofit organizations, to benefit from satellite imagery.

Discontinued Operations

On April 8, 2020, we completed the sale of our former Canadian subsidiary (“MDA Business”) to Neptune Acquisition Inc., a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. See Note 3, “Discontinued Operations”, to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding our sale of the MDA Business.

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

Diverse Solutions for Diverse End Market Users

While traditionally spending in space has been dominated by military defense programs and the communications industry, the proliferation of technology and cheaper access to space has led to a diversification in end market users. AI, ML and cloud computing have given rise to multiple use cases across industries, such as mobility and logistics, insurance, finance, environmental, social and governance (“ESG”) matters, non-governmental organizations and emerging technologies in simulation, gaming, AR/VR and the metaverse. Concurrently, geopolitical competition in space as a contested domain is leading to further investment by global militaries. We have evolved with this changing environment to serve a multitude of customers.

Government Investment in Space Programs

With more than half of our revenues coming from U.S. government customers, we expect that our Space Infrastructure and Earth Intelligence segments will benefit from growing defense and space infrastructure budgets. We expect the proliferation of space-based ISR and communications to drive increased government investments in the sector through the mid-2020s.

Global

Euroconsult reports that government space budgets reached $103 billion in 2022, a 9% increase over 2021 figures. Additionally, Euroconsult reports the gap between civil and defense space budgets continues to decrease, with civil budgets totaling $55 billion and defense space programs totaling $48 billion in 2022. Looking forward, Euroconsult expects that the rapid growth of defense budgets will continue in the short-term but will eventually lessen later in the decade as current growth trajectories do not appear sustainable in the long-term.

United States

In the U.S., there is a concerted effort by the government to accelerate space investment. Congress appropriated $26.3 billion for the fiscal year (“FY”) 2023 for the National Security Space (“NSS”) programs, representing growth of 45% from FY 2022 of $18.1 billion. The request is now inclusive of the budgets for Space Force and the Space Development Agency.

The NSS budget generally excludes funding for the NRO and NGA. Specific funding levels for these organizations, which are long-term historical customers of our Earth Intelligence segment, are generally classified. However, the NRO and NGA are included in the funding for the National Intelligence Program (“NIP”). The requested funding for the NIP for FY 2023 was $67.1 billion, a 2% increase from the FY 2022 enacted budget of $65.7 billion. Additionally, the requested funding for the Military Intelligence Program (“MIP”) was $26.6 billion for FY 2023, a 10% increase from the FY 2022 enacted budget of $24.1 billion.

Furthermore, NASA received $25.4 billion in FY 2023, an increase of 5% from FY 2022. The NASA budget further highlights an effort by the government to invest in space exploration and development, with $8.7 billion of the total allocated for deep space exploration systems and space technology. These include the key components of On-Orbit Servicing, Assembly and Manufacturing (“OSAM-1”) and the Artemis program that will send astronauts to the Moon and beyond, including the lunar Gateway.

Growth Strategy

Our vision is to hold leading positions in each of the sectors we serve. We aim to achieve this by applying innovative technologies and capabilities that provide value to our customers across their entire value chain, including components, subsystems, systems, data and services. Specific elements of our strategy across our two segments include:

Earth Intelligence

Driving revenue growth through improvements in our products—We seek to improve and develop new Earth Intelligence products with WorldView Legion by productizing technologies and derivative content developed in support of individual customer contracts, such as using more AI/ML to extract features, detect objects and detect change in our satellite imagery and complementary content. We believe we provide imagery with better than three times the accuracy of the nearest small-sat competitor and we believe that our accuracy advantage is even greater in areas where we have leveraged our 3D and elevation capabilities. We believe we will be able to provide even greater quality imagery and with higher revisit rates upon deployment of our WorldView Legion satellites. The revisit rate and increase in capacity enables a clearer understanding of on-ground conditions, allowing for more real-time, actionable analysis to deliver insights on rapidly changing environments and populations, while providing for more frequent monitoring for defense and intelligence applications, enhanced emergency responsiveness and maritime surveillance, among other applications. We have developed technology used to enhance the quality and usability of imagery (e.g. eliminate atmospheric distortions, increase positional accuracy, improved interpretability, etc.), create information derivatives (e.g. road vectors, material types, land classification, etc.), fuse multiple types of content (e.g. Internet of Things, optical imagery, synthetic aperture radar imagery, radio frequency information, vectors, social media, etc.), to detect change, understand patterns of life and gain early warning of trending events. We believe this type of high-resolution, highly accurate collection capacity will power wide-area, AI/ML modeling, sensor-to-decision applications and a reference globe for AR/VR metaverse applications. Additionally, we believe our resolution and accuracy are key enablers for deriving highly accurate and life-like 3D models, which will allow customers to transition from 2D to 3D capabilities that address critical missions such as GPS-denied navigation, digital twin simulations, synthetic and real-world training environments, autonomous vehicle routing and telecommunications network planning. We believe that creating standard products using this technology will grow our product-based revenue with customers in the technology, defense and intelligence, civil government and global development organization sectors.

Expanding our relationship with the U.S. government—The U.S. government is the largest customer of our Earth Intelligence segment through the EOCL Contract, G-EGD and OWT programs and various classified and unclassified contract vehicles. Demand for geospatial intelligence and services continues to grow given the geopolitical environment and the confluence of high-performance computing and ML algorithms that allow for insights to be extracted from ever greater levels of data being produced by Earth observation sensors and national and commercial satellite assets. The U.S. government has expressed interest in increasingly relying on commercial partners to harness the rapid pace of commercial innovation more effectively, including the continued use of geospatial data given cost affordability and advances in technology that provide high-quality imagery. We seek to grow our business with the U.S. government by leveraging the investments we have made across our capability set, including in AI and ML and our strong record of historic performance.

Growing our installed base and penetration of international defense and intelligence customers—We currently provide service to U.S.-allied nations through our DAP, RAP, SecureWatch and Precision-3D products. These customers use our imagery in their civil and intelligence related missions. Our imagery and services are either complementary to national assets owned by these countries, or in some cases defer the need for a country to invest in owned and operated national assets. We believe there are many prospective customers that have both the mission need and budget for our services which we seek to add to our installed base. We also seek to further penetrate existing customers through the provision of additional data and services. Lastly, we believe there are opportunities to provide our services to U.S. allied nations who might seek a complement to national capabilities in geospatial analytics. Our strategy focuses on those countries that currently have deep and longstanding relationships with our Earth Intelligence segment and other close U.S. allies.

Growing with and expanding our installed base among enterprise customers—We have over 500 enterprise customers that use our data in their products and applications across a variety of industries including technology, telecommunications, transportation, mining, mapping, social media and oil and gas. The confluence of high-performance computing and ML algorithms are allowing for insights to be extracted from ever greater quantities of imagery and meta data, which in turn is driving innovation across our customer base. We expect this trend to continue, and we seek to grow with our existing customers as well as to grow our installed base in new industry verticals by leveraging our sector leading imagery capabilities. Furthermore, we believe our capabilities in AI and ML, 3D and Big Data Analytics products will position us to sell additional solutions and services to our commercial customers.

Providing products that leverage artificial intelligence and machine learning—AI and ML enable us to extract greater insight from our geospatial data to deliver actionable intelligence to our customers. We have continued to refine and improve our approach to AI and ML, which benefit from our large volumes of historical training data and high-quality imagery. Our recent acquisition of Wovenware Inc. exemplifies this approach. Productization of our AI/ML capability will enable delivery of higher value, enriched geospatial data that we expect will facilitate deeper penetration of the U.S. government, international governments and commercial markets.

Delivering 3D products to global defense, intelligence and commercial customers—We are expanding the demand for global-scale 3D products. 3D products allow decision-makers to understand their operational environment in 3D – developing new insights that enable them to make better, faster decisions. We see a growing opportunity to sell 3D data and software products to the military and intelligence community to support virtual training environments and provide better information to the warfighter. U.S. and allied defense and intelligence customers are seeking solutions to support intelligence fusion, maneuver and other mission requirements. We also see significant opportunity with our commercial customers as they look for more accurate 3D geodata to deliver their products through new mediums like AR and VR. Additionally, we have entered into license arrangements related to certain consumer applications. The current investment in 5G networks and Internet of Things provides a unique opportunity to deliver network operators a better data solution to improve their future networks. Additional use cases continue to grow as 3D products and precision data-sets become better understood.

Space Infrastructure

Driving revenue through improvement in our products and manufacturing and program capabilities—We are developing differentiated capabilities that are designed for future space exploration, including propulsion, power and robotics. We believe these elements will be critical to helping our customers operate in an increasingly contested space environment and in achieving successful space exploration missions. We are also developing our satellite architectures and manufacturing capabilities as we strive to assure that we can successfully fulfill both government and commercial customer requirements on future programs, including high volume / low mix and variable volume / high mix programs. We plan to team with providers of digital payload technology to enhance our offering if our customers express interest in it. We are also developing relationships across the supply chain to assure that we can seamlessly provide a broad breadth of mission sets to our customers. Finally, we are working to transform our operations (e.g., location strategy, workforce shaping, technology and systems investment and Cost Accounting Standard / Federal Acquisition Regulation (“FAR”) compliance) so that we can address a larger set of opportunities across our government and commercial customers.

Growing our U.S. and international civil exposure—We have a long history with civil space programs dating back to the Apollo missions. Current NASA programs include the Power and Propulsion Element for the Lunar Gateway, OSAM-1, Psyche and TEMPO. We have also built robotic arms on six of NASA’s Mars rovers and landers. We seek to leverage our investments and expertise in propulsion, power and robotics, as well as our strong legacy of performance, when pursuing further civil work in the U.S. and abroad.

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

Providing flexible platforms to our commercial customers—We currently provide components, subsystems and system architectures to our customers for communications and Earth observation satellites in LEO, MEO and GEO. In communications, we offer flexible platforms across various architecture platforms and mission payloads from standard analog to high throughput, and we are investing in digital systems. In Earth observation, we also offer flexible solutions across various architecture platforms and mission payloads, including electro-optical. Our goal is to be positioned well to compete for future single satellite or full constellation build orders from our customers, across a wide range of the architectures, payloads or Earth orbit chosen to fulfill mission requirements.

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

U.S. Government Contracts

All of our reportable segments have contracts with various governmental entities, which are concentrated in a small number of primary contracts. The U.S. government may terminate or suspend our contracts, including the EOCL Contract with the U.S. government in our Earth Intelligence segment, at any time with or without cause. In May 2022, the NRO awarded us a 10-year contract, inclusive of a 5-year base contract as part of the EOCL Contract. The EOCL Contract transitioned the imagery acquisition requirements previously addressed by the EnhancedView Contract and replaces the scope of the EnhancedView Contract with respect to such requirements. While the imagery acquisition portion of the EnhancedView Contract has moved to EOCL, we will continue to perform other awarded services on the

EnhancedView Contract through 2025, concurrent with the new EOCL Contract. The opportunity to increase services beyond the awarded amount is also built into the EOCL Contract. Any changes in the size, scope or term of the EOCL Contract could impact our satellite replenishment strategy and our ability to repay or refinance our long-term debt. Although our U.S. government contracts generally involve fixed annual minimum commitments, such commitments, along with all other contracts with the U.S. government, are subject to annual Congressional appropriations and the federal budget process and as a result, the U.S. government may not continue to fund these contracts at current or anticipated levels. The loss or reduction in scope of any one of our primary U.S. government contracts would materially reduce our revenue and adversely impact our operating results and competitive position.

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

Research and Development

We have a history of investing in development of technological advancements in our field of aerospace. We have both internally and externally funded research and development projects. Our current and future business is dependent on developing new enhancements and technology that go into our existing and future products and services. Our annual research and development expenses from continuing operations were $40 million in 2022, $27 million in 2021 and $15 million in 2020. We intend to continue our focus on research and development and product and service enhancements as a key strategy for innovation and growth. One of our current areas of focus is our development of the WorldView Legion program, a capital project, and other new offerings within our Earth Intelligence segment, including 3D technology. In our Space Infrastructure segment, we are also focused on the further development of components to be used in a variety of our products. Our efforts will continue to be directed into fields that we believe offer the greatest opportunities for long-term growth and profitability.

Human Capital

We endeavor to cultivate a positive employee experience as we deliver on Maxar and customer missions by attracting, engaging and growing current and future Maxar team members; creating strong partnerships across the business; championing culture and fostering an inclusive and diverse environment; and impacting the broader community. We take great pride in our values:

Behind the words are leaders, managers and team members who believe in our values and live by them. As of December 31, 2022, we employed 4,600 team members globally of which 95.3% are U.S. based and 4.7% are international. Within the U.S., no team members are unionized, while in Europe a small number of team members are represented by a trade union. Additionally, Maxar employs a highly technical workforce, with 64.2% of our U.S. employees working in technical roles as defined by technical occupations in engineering and information technology. All of these roles require deep technical specialization and knowledge, as well as managers, directors and executives who oversee technical employees and the development and delivery of technical products.

Attracting Talent

The success of Maxar’s business depends largely on our ability to attract, engage and grow a diverse population of talented technical and skilled team members at all levels. To succeed in highly competitive labor markets and for skill sets that are scarce in the market, we have developed talent acquisition, total rewards and team member engagement strategies, to achieve and maintain a competitive position.

Total Rewards

Our employee rewards programs are designed to provide an innovative, equitable, competitive, sustainable and scalable package that allows us to compete for and retain top talent in our industry and markets, aligned with Maxar’s business and strategic objectives.

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

Engaging Talent

Our culture at Maxar is designed to enable our team members to do their most meaningful work through innovative, adaptable, and unmatched experiences. We focus on attracting and retaining the right talent for Maxar to drive future business outcomes and enrich the experience by enabling our people grow to and develop as individuals. We regularly seek to engage team members in an ongoing dialogue through town-halls, surveys, quarterly check-ins and listening sessions. We focus on topics including Maxar strategy and business updates, understanding leadership effectiveness, communications clarity, and other areas for improvements. All employees are encouraged to recognize each other and celebrate successes through our STAR recognition program.

In 2022, we implemented a new learning management system, through Workday Learning, which provides a centralized, streamlined platform for employees to access learning content and offerings provided by Maxar. This platform, with over 8,500 pieces of learning content makes learning more accessible to the whole of the organization.

Maxar equips our managers to engage their teams more effectively by offering live, in-person training as well as self-direct on demand training. Catalyst and Ignite, our cohort-based leadership development programs, provide people managers with curriculum topics that include a focus on competencies tied to personal grit, team engagement and accountability and results. Spark, a new addition to Maxar’s leadership development offerings, is a self-paced, self-directed leadership development preparation tool. Based in the Maxar Leadership Framework, Spark is a 10-hour program for individual contributors.

With a focus on retention and filling critical positions, we have dedicated efforts towards awareness across Maxar of our open positions. We promote internal mobility, growth through career opportunities and developmental roles. We also encourage employee referrals for critical roles knowing referrals are the number one source of hires.

Diversity, Inclusion and Belonging

As a purpose-driven organization built on our values, our Diversity, Inclusion and Belonging (“DIB”) strategy is to foster a culture of inclusion and belonging. We know that our greatest strength comes from our team members. When our team members feel like they belong and their opinions are respected, everyone can perform to their greatest potential.

The DIB strategy is a three-pronged approach that informs and guides us in this journey to:

●	Build a diverse, high-performing workforce by focusing on increasing diverse candidates in early career roles and in technical positions.
●	Foster a culture of inclusion and belonging by growing inclusive leaders and increasing cultural awareness.
●	Make an impact in the community and marketplace through together the efforts of the Maxar Better World Foundation.

In 2022, to focus on attracting and retaining female and nonbinary technical talent, we became partners with AnitaB.org and attended the Grace Hopper Celebration. Through the partnership, we provided AnitaB.org memberships to our team members focusing on mentorship. Additionally, we invited female and nonbinary technologists to attend the Grace Hopper Celebration which provided networking and professional development opportunities.

We also continue to focus on increasing the number of diverse candidates in director-level and above leadership roles. For director-level and above roles, we are striving to ensure that a diverse slate of candidates, including at least one female and one ethnically diverse, disabled or veteran candidate, is presented. We have a goal to ensure a diverse slate for 50% or more of our director-level and above leadership roles. In 2022, 75% of open requisitions met the diverse slate requirement and 50% of the positions were filled by diverse candidates.

To foster a culture of inclusion and belonging, we launched a new Global Inclusion Course to all team members to raise awareness of implicit bias and teach the foundations of what it takes to be inclusive within a complex, diverse global working environment.

Maxar continues to be committed to making progress on this journey and will stay curious and focused on cultivating an inclusive environment that promotes and values diversity, inclusion and belonging. Maxar, as a values-based company, makes this a priority, not just because it’s the right thing to do, but because it makes Maxar stronger.

Our 2022 data of our U.S. workforce is below:

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

●	There are material uncertainties and risks associated with the proposed Merger, including the timing of the consummation of the Merger, which may adversely affect our business and ongoing operations, financial condition and results of operations, employees, customers, shareholders, other parties and business prospects and a failure to complete the Merger on the terms reflected in the Merger Agreement or at all could have a material and adverse effect on our business, financial condition, results of operations, financial condition, cash flows, and stock price.

●	Our business, financial condition and results of operations could be materially adversely affected by impacts resulting from the conflict in Ukraine or related geopolitical tensions.
●	The future revenue and operating results of the Space Infrastructure segment are dependent on our ability to generate a sustainable order rate for the satellite and space manufacturing operations and develop new technologies to meet the needs of our customers or potential new customers.
●	Our business with various governmental entities is subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.
●	Our revenue, results of operations and reputation may be negatively impacted if our programs fail to meet contractual requirements or our products contain defects or fail to operate in the expected manner.
●	Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, and security threats could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.
●	Satellites are subject to construction and launch delays, launch failures, damage or destruction during launch, the occurrence of which can materially and adversely affect our operations.
●	If our satellites fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.
●	Loss of, or damage to, a satellite and the failure to obtain data or alternate sources of data for our products may have an adverse impact on our results of operations and financial condition.
●	Interruption or failure of our infrastructure or national infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.
●	Our business with various governmental entities is concentrated in a small number of primary contracts. The loss or reduction in scope of any one of our primary contracts would materially reduce our revenue.
●	We operate in highly competitive industries and in various jurisdictions across the world, which may cause us to have to reduce our prices or to lose market share.
●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.
●	We are a party to legal proceedings, investigations and other claims or disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any of which could adversely affect our business.
●	We are dependent on our ability to attract, train and retain employees. Our inability to do so, or the loss of key personnel, would cause serious harm to our business.
●	Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.
●	Changes in U.S. government policy regarding use of commercial data or space infrastructure providers, or material delay or cancellation of certain U.S. government programs, may have a material adverse effect on our revenue and our ability to achieve our growth objectives.
●	Our business involves significant risks and uncertainties that may not be covered by insurance.
●	We often rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.

●	Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
●	We may be required to recognize impairment charges.
●	Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, including funding future satellites, or to refinance or renew our debt financing arrangements, or we may be able to do so only on terms that significantly restrict our ability to operate our business.
●	Our ability to obtain additional debt or equity financing or government grants to finance operating working capital requirements and growth initiatives may be limited or difficult to obtain, which could adversely affect our operations and financial condition.
●	Our indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.
●	Our current financing arrangements contain certain restrictive covenants that impact our future operating and financial flexibility.
●	Our actual operating results may differ significantly from our guidance.
●	We could be adversely impacted by actions of activist stockholders, and such activism could impact the value of our securities.
●	The price of our common stock has been volatile and may fluctuate substantially.
●	Our operations in the U.S. government market are subject to significant regulatory risk.
●	Failure to comply with the requirements of the National Industrial Security Program Operating Manual could result in interruption, delay or suspension of our ability to provide our products and services, and could result in loss of current and future business with the U.S. government.
●	Our business is subject to various regulatory risks that could adversely affect our operations.
●	Changes in tax law, in our tax rates or in exposure to additional income tax liabilities or assessments may materially and adversely affect our financial condition, results of operations and cash flows.
●	Our ability to use our U.S. federal and state net operating loss carryforwards and certain other tax attributes may be limited.
●	Our operations are subject to governmental law and regulations relating to environmental matters, which may expose us to significant costs and liabilities that could negatively impact our financial condition.

Risks Related to Our Proposed Merger

There are material uncertainties and risks associated with the proposed Merger, including the timing of the consummation of the Merger, which may adversely affect our business and ongoing operations, financial condition and results of operations, employees, customers, shareholders, other parties and business prospects and a failure to complete the Merger on the terms reflected in the Merger Agreement or at all could have a material and adverse effect on our business, financial condition, results of operations, financial condition, cash flows, and stock price.

●	The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.

On December 15, 2022, we entered into the Merger Agreement with affiliates of funds advised by Advent, and BCI. Uncertainty about the effect of the proposed Merger on our employees, customers, shareholders and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the proposed Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Merger:

•	the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•	the diversion of significant management time and resources towards the completion of the proposed Merger;
•	difficulties maintaining relationships with customers, suppliers, and other business partners;
•	delays or deferments of certain business decisions by our customers, suppliers, and other business partners;
•	the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to use reasonable best efforts to conduct our business in the ordinary course of business and not engage in certain kinds of transactions prior to the completion of the proposed Merger;
•	litigation relating to the proposed Merger and the costs related thereto;
•	the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger; and
•	the limitation on our ability to utilize our existing deferred tax assets related to the U.S. federal and state net operating loss (“NOL”) carryforwards and our U.S. tax credit carryforwards

Additionally, in approving the Merger Agreement, our Board of Directors considered a number of factors and potential benefits, including the fact that the Merger consideration to be received by holders of our common stock represented an approximately 129% premium over Maxar’s closing stock price of $23.10 on December 15, 2022, the last full trading day prior to the announcement of the proposed Merger. If the Merger is not completed, neither we nor the holders of our common stock will realize this benefit of the Merger. Moreover, we would have incurred substantial transaction-related fees and costs and the loss of management time and resources.

●	Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Merger will be consummated. The consummation of the proposed Merger is subject to certain regulatory approvals and customary closing conditions. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the Merger Agreement and the other party having performed in all material respects its obligations under the Merger Agreement. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also includes customary termination provisions for both the Company and Parent, and we may be required to pay Parent a termination fee equal to $124.5 million in certain specified circumstances, including, among other circumstances, if Parent terminates the Merger Agreement pursuant to its Triggering Event Termination Right (as defined in the Merger Agreement) or if the Company terminates the Merger Agreement pursuant to its Superior Proposal Termination Right (as defined in the Merger Agreement). If we are required to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Parent or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the proposed Merger. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $53.00 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.

●	Prior to the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

After the date of the Merger Agreement and prior to the effective time, the Merger Agreement restricts us from taking specified actions without the consent of Parent (which consent may not be unreasonably withheld, conditioned or delayed) and requires that our business be conducted in all material respects in the ordinary course of business. These restrictions may prevent us from making appropriate changes to our businesses or organizational structures or from pursuing attractive business opportunities that may arise prior to the completion of the Merger and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

●	The Merger, including uncertainty regarding the Merger, may cause customers, suppliers, distributors or strategic partners to delay or defer decisions, which could negatively affect our business and adversely affect our ability to effectively manage our business.

The Merger will happen only if certain conditions are met. Many of the conditions are outside our control, and both we and Parent also have the right to terminate the Merger Agreement in certain circumstances. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause customers, suppliers, distributors, strategic partners or others that deal with us to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships, which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business, regardless of whether the Merger is ultimately completed.

●	The Merger may cause difficulty in attracting, motivating and retaining employees.

Our current and prospective employees may experience uncertainty about their future role with the Company until strategies with regard to these employees are announced or executed, which may impair our ability to attract, retain and motivate key management, technical, business development, operational and customer-facing employees and other personnel prior to the Merger. If we are unable to retain and replace personnel, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

●	The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Parent has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than Parent. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction following the conclusion of the “go-shop” period provided for in the Merger Agreement, which concluded at 11:59 p.m. New York City time on February 14, 2023. To date, no party has made an acquisition proposal following the execution of the Merger Agreement. If we terminate the Merger Agreement in connection with our Board of Directors’ authorization for us to enter into a definitive agreement to consummate an alternative transaction contemplated by a superior proposal, we will be required to pay a termination fee of $124.5 million. We may also be required to pay the $124.5 million termination fee if we or Parent terminate the Merger Agreement under certain other circumstances specified in the Merger Agreement.

These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the cash value proposed to be received in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

●	Stockholder litigation could result in substantial costs and may delay or prevent the Merger from being completed.

In connection with the announcement of the Merger, as is common in the context of mergers and acquisitions of publicly-traded companies, we (along with our directors and officers) have been named in lawsuits and may attract additional lawsuits seeking to enjoin us from proceeding with or consummating the Merger, or seeking to have the Merger rescinded after its consummation. Defending against such claims, even those without merit, could result in substantial costs and divert management’s time and resources, which may negatively impact our financial condition and adversely affect our business and results of operations. Such claims could prevent or delay the consummation of the Merger, including through an injunction, and result in additional costs to us. The ultimate resolution of any such lawsuit cannot be predicted, and an adverse ruling in any such lawsuit may cause the Merger to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the Merger. For a discussion of the lawsuits that are currently pending, see Note 22 “Commitments and Contingencies” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data” in this Annual Report on Form 10-K, which is hereby incorporated by reference.

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

We are actively monitoring the situation in Ukraine and globally and assessing its potential impact on our business. The recent military conflict in Ukraine has positively impacted our revenues and earnings. This may not reoccur in the future in the event of any future resolution of conflict or ease of tensions in Ukraine and it is possible that the conflict may adversely affect our operations in the future. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial, and it is impossible to predict the extent to which our operations, or those of our suppliers, vendors and customers, will be impacted in the short and long term, or the ways in which the conflict may impact or disrupt our business. Any such impacts or disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

The future revenue and operating results of the Space Infrastructure segment are dependent on our ability to generate a sustainable order rate for the satellite and space manufacturing operations and develop new technologies to meet the needs of our customers or potential new customers.

The Space Infrastructure segment’s financial performance is dependent on its ability to generate a sustainable order rate for its satellite and space manufacturing operations. This can be challenging and may fluctuate on an annual basis as the number of satellite construction contracts awarded varies and in 2018 there was a substantial step down in the total number and dollar value of geostationary communication satellite contracts awarded compared to such historical averages prior to 2015. The industry now expects an average of 13 GEO commercial satellite orders per year over the next ten years; however, the actual number of awards may fluctuate. Many satellite operators in the communications industry have continued to defer new satellite construction awards to evaluate geostationary and other competing satellite system architectures and other market factors. If we are unable to win new awards or execute existing contracts as expected, our business, results of operations and financial position could be further adversely affected.

The cyclical nature of the commercial satellite market could negatively impact our ability to accurately forecast customer demand. The markets that we serve may not grow in the future and we may not be able to maintain adequate gross margins or profits in these markets. Specifically, sales of the 1300-class bus have historically been important to our results and there is no assurance that this market will continue to grow or demand levels will increase, nor is there assurance that the market for the smaller bus, which spans a range from 500kg to 1300kg, will offset any decreases in the market for the 1300-class bus or provide future growth. Our growth is dependent on the growth in the sales of services provided by our customers, our customers’ ability to anticipate market trends and our ability to anticipate changes in the businesses of our customers and to successfully identify and enter new markets. If we fail to anticipate such changes in demand, our business, results of operations and financial position could be adversely affected.

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

We are subject to the procurement policies and procedures set forth in the FAR. FAR governs all aspects of government contracting, including contractor qualifications and acquisition procedures. The FAR provisions in U.S. government contracts must be complied with in order for the contract to be awarded and provides for audits and reviews of contract procurement, performance and administration. Failure to comply with the provisions of the FAR could result in contract termination.

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

We employ sophisticated design and testing processes and practices, which include a range of stringent factory and on-site acceptance tests with criteria and requirements that are jointly developed with customers. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the satellites, products, hardware and software we sell or resolve any delays or availability issues in the launch services we procure. Failure to do so could result in increased costs, lost revenue and damage to our reputation and may adversely affect our ability to win new contract awards. We manufacture satellites with the intention of receiving full contractual value for builds; however, due to the inherent complexity, a number of adverse variables could negatively impact our ability to collect on the full amount of contractual consideration including circumstances where we may work in advance of customer funding. Such variables include, among others, schedule delays, including those caused by suppliers or major subcontractors, contractual disputes, failure to meet technological requirements and customer solvency concerns. These variables could lead to termination for convenience or default on our contracts which could have a material adverse effect on our financial results. Historically, we have experienced significant delays in the building of certain satellites. For example, on November 22, 2022, we publicly disclosed material financial impacts of an amendment of the JUPITER 3 contract with a subsidiary of EchoStar Corporation, which was related to certain delays in the JUPITER 3 program. The schedule delays we from time to time experience in our satellite builds, some of which are significant, are due to a number of factors, inclusive of COVID-19 delays, supply chain disruptions, subcontractor issues and technological requirements and we work closely with our customers to address these delays. We have, where appropriate, asserted force majeure provisions in our contracts but these can be subject to dispute.

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

Our business with various governmental entities is concentrated in a small number of primary contracts. We recognize significant revenue from U.S. government agencies and a significant amount of our U.S. government revenue is currently generated from a single contract, the EOCL Contract. On May 25, 2022, we were awarded the EOCL Contract by the National Reconnaissance Office (“NRO”), which is a 10-year contract worth up to $3.24 billion, inclusive of a firm 5-year base contract commitment worth $1.5 billion and $1.74 billion in exercisable options. The EOCL Contract has transitioned the imagery acquisition requirements previously addressed by the EnhancedView Contract. The EOCL Contract is a service level agreement to provide image-tasking capacity on our satellites, and other imagery-derived products and services to the U.S. government. Our ability to service other customers could be negatively impacted if we are unable to maintain our current collection capacity. In addition, any inability on our part to meet the performance requirements of the EOCL Contract could result in a performance penalty or breach of that contract. A breach of our contract with government customers or reduction in service to our other customers could have a material adverse effect on our business, financial condition and results of operations. The U.S. government may also terminate or suspend our contracts, including the EOCL Contract, at any time with or without cause. Any changes in the size, scope or term of the EOCL Contract, could impact our satellite replenishment strategy and our ability to repay or refinance our long-term debt. Although our contracts generally involve fixed annual minimum commitments, such commitments, along with all other contracts with the U.S. government, are subject to annual Congressional appropriations and the federal budget process, and as a result, the U.S. government may not continue to fund these contracts at current or anticipated levels. Similarly, our contracts in other jurisdictions are also subject to government procurement policies and procedures.

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

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, rising interest rates, availability of capital, labor shortages, supply chain disruptions, energy and commodity prices, trade laws, the spread of infectious diseases and governmental responses thereto, the effects of governmental initiatives to manage economic conditions, geopolitical tensions and military conflicts, such as the current situation in Ukraine. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

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

For instance, in January 2019, a Maxar stockholder filed a putative class action lawsuit in the Federal District Court of Colorado, naming Maxar and members of management as defendants alleging, among other things, that our public disclosures were false or misleading in violation of the Securities Exchange Act of 1934 and seeking monetary damages. An amended consolidated complaint was filed in that case in October 2019. In September 2020, the court granted in part, and denied in part, Maxar’s motion to dismiss. In July 2021, the Federal District Court of Colorado certified a class consisting of investors who purchased or acquired Maxar stock between May 9, 2018 and October 30, 2018, inclusive. The parties have reached an agreement to resolve the action on a class-wide basis for a one-time payment of $27 million, to be funded by insurance maintained by Maxar. The agreement is contingent on Court approval. As part of the Court approval process, class members will have an opportunity to object to, or opt-out of, the settlement pursuant to procedures established by the Court. Also, in January 2019, a Maxar stockholder resident in Canada issued a putative class action lawsuit in the Ontario Superior Court of Justice against Maxar and members of management claiming misrepresentations in our public disclosures and seeking monetary damages under Canadian securities laws. In November 2019, a second putative class action lawsuit was issued by the same Maxar stockholder resident in Canada, adding a second representative plaintiff and three additional defendants. In February 2020, the January 2019 Canadian lawsuit was discontinued. And, in March 2022, the November 2019 Canadian lawsuit was dismissed against all of the Maxar defendants. The plaintiffs have not appealed the dismissal and the time period for such appeal expired in April 2022. In October 2019, a Maxar stockholder filed a putative class action lawsuit in California state court, naming Maxar and certain members of management and the Board of Directors as defendants. The lawsuit is based upon many of the same underlying factual allegations as the federal class action but asserts claims under the Securities Act of 1933. An amended complaint was filed in April 2020. In November 2020, defendants filed a demurrer to the operative complaint, and in January 2021, the court largely overruled the demurrer. On August 20, 2021, the court certified a class consisting of investors who acquired Maxar stock in exchange for DigitalGlobe stock pursuant to the Company’s June 2, 2017 Registration Statement and Prospectus issued in connection with Maxar’s October 2017 acquisition of DigitalGlobe. In November 2019, a purported derivative complaint was filed against Maxar, certain current and former members of management and the Board of Directors in the Federal District Court of Delaware, also based on the same factual allegations as the federal putative class action. In September 2020, a second purported derivative case was filed in the Federal District Court of Delaware, based on the same allegations as the earlier derivative case. The two derivative cases pending in the Federal District Court of Delaware have been consolidated and are stayed. In September 2021, a third purported derivative complaint was filed against Maxar, certain current and former members of management and the Board of Directors in the Court of Chancery of the State of Delaware, also based on the same factual allegations as the federal class action. In November 2021, the parties stipulated to a stay of this action.

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

Any disruptions in federal government operations could have a material adverse effect on our revenues, earnings and cash flows. A prolonged failure to maintain significant U.S. government operations, particularly those pertaining to our business, could have a material adverse effect on our revenues, earnings and cash flows. Continued uncertainty related to recent and future U.S. federal government shutdowns, the U.S. budget including the federal debt ceiling and/or failure of the U.S. government to enact annual appropriations, such as long-term funding under a continuing resolution, could have a material adverse effect on our revenues, earnings and cash flows. Further, if the federal debt ceiling is not raised, the U.S. could default on its debt which could have a material adverse effect on our revenues, earnings and cash flows which are difficult to predict. The current split control of the U.S. government increases these risks. Additionally, disruptions in federal government operations may negatively impact regulatory approvals and guidance that are important to our operations.

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

Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 pandemic, which has also caused significant disruption in the operations of third parties upon whom we rely. Our supply chain is under stress inside and outside of the U.S., and we continue to monitor and assess the actual and potential COVID-19 or related force majeure impacts on the supply chain, our operations and customer commitments. There is a risk that these schedule delays could result in obligations for material liquidated damages owed to our customers. We have received some force majeure claims from suppliers related to COVID-19; however, at this time we do not expect the claims to result in a material financial impact. Future outbreaks of COVID-19 or other pandemics, epidemics or infectious diseases may further disrupt our supply chain.

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

We cannot predict the degree to which, or the time period that, global economic conditions, the global supply chain and our sales and operations will be affected by COVID-19 or other pandemics, epidemics or infectious diseases and preventative measures imposed from time to time by governments and businesses to prevent their spread. The degree to which COVID-19 or other pandemics, epidemics or infectious disease outbreaks could impact us will depend on numerous factors and future developments that are difficult to predict. The effects of the COVID-19 pandemic or another pandemic, epidemic or infectious disease outbreak on our business, sales, financial condition, liquidity and results of operations could be material.

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

Our current financing arrangements contain certain restrictive covenants that may impact our future operating and financial flexibility. Our debt funding is provided under our financing agreements, which contains a series of positive and negative covenants with which we must comply, including financial and non-financial covenants. If we fail to comply with any covenants and are unable to obtain a waiver or other cure thereof, the lenders under the Syndicated Credit Facility or the holders of the 7.75% 2027 Notes or 7.54% 2027 Notes (as such terms are defined below) may be able to take certain actions with respect to the amounts owing under such agreements or notes, as applicable, including requiring early payment thereof. Any such actions could have a material adverse effect on our financial condition. These covenants could also have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete.

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

In addition, in 2019, we became subject to certain securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition. See Part I, Item 3, “Legal Proceedings” in this Annual Report on Form 10-K for additional information.

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

We and our subsidiaries are parties to certain contracts with various departments and agencies of the U.S. government, including the U.S. Department of Defense, which require that certain of our legal entities be issued facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control or influence (“FOCI”). We have entered into a Board Resolution to mitigate remaining FOCI risks as seen by the U.S. government. Failure to maintain an agreement with the U.S. Department of Defense regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of the facility security clearances, which in turn would mean that our U.S. subsidiaries would not be able to enter into future contracts with the U.S. government requiring facility security clearances, and may result in the loss of the ability of those subsidiaries to complete existing contracts with the U.S. government.

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

As of December 31, 2022, we had approximately $310 million, $875 million and $4 million of federal, state and foreign net operating loss (“NOL”) carryforwards and $85 million of U.S. tax credit carryforwards primarily related to research and development expenditures, net of unrecognized tax benefits.

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

In January 2019, we became a “domestic issuer” for SEC reporting purposes and a reporting issuer in each of the jurisdictions in Canada in which Maxar Canada was a reporting issuer. The obligations of being a public company in the U.S. and Canada require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the U.S. Securities Exchange Act of 1934, as amended, applicable Canadian securities laws, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the NYSE and the TSX. These rules require that we maintain effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to monitor and maintain compliance with. Additionally, new standards, as well as investor expectations are developing around ESG and other emerging socioeconomic trends and matters, which require continual monitoring and compliance. Our management and other personnel will continue to devote a substantial amount of time to ensure compliance with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to reputational damage, litigation or being delisted, among other potential problems.

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

Our United Kingdom operations service customers in the United Kingdom as well as in other countries in the European Union, and these operations continue to face risks and potential disruptions related to the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.” Although the United Kingdom and the European Union have entered into a trade and cooperation agreement, the long-term nature of the United Kingdom’s relationship with the European Union remains unclear. For example, Brexit could lead to potentially divergent laws and regulations, such as with respect to data protection and data transfer laws, that could lead to uncertainty surrounding how data transfers will be regulated and could also be costly and difficult to comply with. While we continue to monitor these developments, the full effect of Brexit on our operations is uncertain and our business could be harmed by trade disputes or political differences between the United Kingdom and the European Union in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our corporate headquarters are located at a leased facility in Westminster, Colorado. As of December 31, 2022, we had approximately two million square feet of total leased floor space at multiple locations in the United States, Europe, the Middle East and Asia, used for manufacturing, warehousing, research and testing, administrative and various other uses.

As of December 31, 2022, we had major operations in the following locations:

Space Infrastructure

Our Space Infrastructure segment primarily operates out of multiple locations in California. We lease approximately one million square feet of manufacturing and office space.

Earth Intelligence

Our Earth Intelligence segment primarily operates out of our U.S. locations in Colorado, Virginia, Michigan, Florida, and Missouri and the U.S. territory of Puerto Rico, our Sweden location and small sales offices located internationally. We lease approximately one million square feet of office and operations space.

We maintain our properties in good operating condition and believe that the productive capacity of our properties is adequate to meet our current requirements and those for the foreseeable future. See Note 9, “Leases”, to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding our lease commitments.

ITEM 3.LEGAL PROCEEDINGS

Currently, we are involved in a number of legal proceedings. For a discussion of material legal proceedings, see Note 22, “Commitments and Contingencies” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, which is hereby incorporated by reference.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Maxar’s common stock trades on the NYSE and TSX under the ticker “MAXR”. As of February 16, 2023, there were approximately 105 stockholders of record of our common stock. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Dividends are declared at the discretion of our Board of Directors and will depend on our financial position, results of operations, cash flows, capital requirements, credit facility and other indebtedness covenants (which include limits on distributions by us), applicable law and other factors as our Board of Directors deems relevant. Holders of our common stock receive dividends when and as declared by our Board of Directors. We may modify, suspend, or cancel our cash dividends in any manner and at any time. We declared and paid dividends of $0.04 per share of common stock during 2022 and 2021.

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

RECENT DEVELOPMENTS

Agreement and Plan of Merger with Advent International Corporation

On December 15, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Galileo Parent, Inc., a Delaware corporation (“Parent”), Galileo Bidco, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), and solely for the purposes set forth therein, Galileo Topco, Inc., a Delaware corporation and an indirect parent of Parent (“Preferred Equity Issuer”). Parent, Merger Sub and Preferred Equity Issuer are affiliates of funds advised by Advent International Corporation (“Advent”), a private equity firm headquartered in Boston, Massachusetts. British Columbia Investment Management Corporation (“BCI”) or one or more of its affiliates will also be a minority investor in Preferred Equity Issuer. The Merger Agreement provides that, on the terms and subject to the conditions of the Merger Agreement, at the closing of the transactions contemplated therein, Merger Sub will merge with and into Maxar (the “Merger”). Parent has obtained equity financing, preferred equity financing and debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses. Under the terms of the Merger Agreement, our stockholders will receive $53.00 in cash for each share of our common stock they hold on the transaction closing date. Pursuant to the terms of the Merger Agreement, the closing of the Merger is subject to customary closing conditions, including, among others, adoption of the Merger Agreement by our stockholders, the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), clearance by the Committee on Foreign Investment in the United States and the receipt of other regulatory approvals. The waiting period under the HSR Act expired at 11:59 p.m. Eastern Time on January 30, 2023. In addition, the closing is subject to the fulfillment or waiver of certain customary mutual closing conditions, including, the absence of any temporary restraining order, preliminary or permanent injunction or other order having been issued by any court of competent jurisdiction or other governmental authority preventing the consummation of the Merger, and the absence of any statute, rule, regulation or order that makes consummation of the Merger illegal. The obligation of each party to consummate the Merger is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement, and the obligation of Parent to consummate the Merger is additionally conditioned upon the absence of a material adverse effect on us that is continuing. The closing of the Merger is not subject to any financing condition.

For additional information regarding the Merger, please refer to our Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on December 16, 2022.

WorldView Legion satellites update

Due to our pending Merger Agreement, we are no longer providing forward-looking updates on the timing of the launches of our WorldView Legion satellites. We are continuing integration testing for the WorldView Legion satellites, and launch of the satellites will occur following completion of that process. As previously disclosed in our public filings, and as more completely described in the Merger Agreement, no effect relating to or arising from the Company’s WorldView Legion satellite program can constitute or contribute to a material adverse effect, and the Closing is not conditioned on the absence of any such effect or the success of the WorldView Legion program.

JUPITER 3 satellite update

On November 9, 2022, we notified EchoStar Corporation (“EchoStar”), that the expected shipment of the JUPITER 3 satellite (“JUPITER 3”) had been delayed one month. Prior to the November 9, 2022 notification of the schedule change, the prior schedule communicated to EchoStar was an expected shipment date of March 26, 2023. JUPITER 3 was originally scheduled for shipment to EchoStar on January 19, 2021, under the terms of a $445 million contract between Maxar Space LLC and EchoStar, dated April 19, 2017 and amended October 1, 2018 (the “Contract”). JUPITER 3 is an Ultra High-Density Satellite expected to be the world’s largest commercial communications satellite when it launches, which contains significant technical innovations.

As a result of the additional delay of approximately one month, EchoStar stated its intent to immediately terminate the Contract for default and claim a return of all monies paid to Maxar. To avoid this outcome, the two companies entered into an amendment to the Contract on November 16, 2022. Under the terms of the amendment, we have agreed to a $65 million reduction in the contract value which consists of (i) the forgiveness of all remaining milestone amounts owed by EchoStar to us related to JUPITER 3 of $14 million, (ii) the forgiveness of all orbital incentive payments of $43 million, which were payable by EchoStar with 6% interest over 15 years following launch and in-orbit service of JUPITER 3 and (iii) further reductions of $8 million. The orbital incentive payments were conditioned on the in-orbit performance of the satellite.

In addition, we have agreed to enter into a commercial agreement whereby we will purchase certain goods and/or services from EchoStar in 2023 with the scope of such goods and/or services to be determined, but with a minimum value of $30 million. As we have not yet identified the scope of goods and/or services to be purchased under this agreement, we have reduced the contract value by $30 million. If at a later date the goods and/or services are identified the reduction to the contract value will be adjusted.

We have also agreed to the payment of contingent additional liquidated damages if the delivery of JUPITER 3 extends beyond June 2023. The contingent additional liquidated damages are $8 million per month beginning in July 2023 and grow to $10 million per month beginning in October 2023 and thereafter. In return, EchoStar has agreed to eliminate its right to terminate the Contract for default for late delivery until January 1, 2024. We expect to deliver JUPITER 3 without incurring significant liquidated damages under the November 16, 2022, Contract amendment.

We recognized a cumulative adjustment to revenue of $92 million and an increase in products costs of $3 million for the year ended December 31, 2022 related to the JUPITER 3 amendment and commercial agreement with EchoStar. This resulted primarily from reducing the EAC transaction price for the amount of the remaining milestone and expected orbital payments from EchoStar due to the delay of the expected shipment of JUPITER 3. Additionally, as we have not yet identified the scope of goods and/or services to be purchased under the aforementioned commercial agreement, the total $95 million cumulative adjustment includes a $29 million adjustment to revenue and a $1 million adjustment to product costs related to these goods and/or services.

Acquisition of Wovenware

On November 1, 2022, we completed the acquisition of Wovenware Inc., (“Wovenware”) a privately held artificial intelligence and software development technology consulting firm, for total fair value consideration of $24 million, a portion of which is contingent on certain operating metrics, that will be paid out over a period of five years. As of November 1, 2022, Wovenware’s results are consolidated and reported within the results of the Earth Intelligence segment.

Electro-Optical Commercial Layer (“EOCL”) contract

On May 25, 2022, the National Reconnaissance Office (“NRO”) awarded us a 10-year contract worth up to $3.24 billion, inclusive of a firm 5-year base contract commitment worth $1.5 billion and $1.74 billion in exercisable options, as part of the Electro-Optical Commercial Layer Program (“EOCL Contract”). The EOCL Contract transitioned the imagery acquisition requirements previously addressed by the EnhancedView Follow-On contract (“EnhancedView Contract”) and replaces the scope of the EnhancedView Contract with respect to such requirements.

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

While the imagery acquisition portion of the EnhancedView Contract has moved to EOCL, we will continue to perform other awarded services on the EnhancedView Contract through 2025, concurrent with the new EOCL Contract. The opportunity to increase services beyond the awarded amount is also built into the EOCL Contract.

The EOCL Contract differs significantly from the EnhancedView Contract in that it is a 5-year commitment with option years, instead of a one-year commitment with option years, and in addition, the EOCL Contract has built-in flexibility to increase services.

For year five, the NRO has awarded an option for increased capabilities at a value of $40 million, bringing the potential value for year five to $340 million. For years six through ten, the NRO has awarded additional options with a potential annual value of up to $340 million.

Sale of senior secured notes and repurchase of debt

On June 14, 2022, we issued $500 million aggregate principal amount of 7.75% Senior Secured Notes due 2027 (“7.75% 2027 Notes”) in a private placement to qualified institutional buyers in the U.S. pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the U.S. pursuant to Regulation S under the Securities Act. The 7.75% 2027 Notes have an interest rate of 7.75% per annum and were issued at a price equal to 100% of their face value. The 7.75% 2027 Notes will mature on June 15, 2027, unless earlier redeemed or repurchased. The 7.75% 2027 Notes are secured on a first-priority basis by liens on our and the guarantor’s assets that also secure, equally and ratably, our indebtedness under the Syndicated Credit Facility and the 7.54% 2027 Notes (as such terms are defined below) pursuant to the terms of a first lien intercreditor agreement. The 7.75% 2027 Notes are also guaranteed on a senior secured basis by each of our subsidiaries that are guarantors under our Syndicated Credit Facility and our 7.54% 2027 Notes.

On June 14, 2022, we used proceeds from the 7.75% 2027 Notes, along with cash on hand, to redeem the remaining $500 million aggregate principal amount of our 9.75% Senior Secured Notes due 2023 (“9.75% 2023 Notes”). The

9.75% 2023 Notes were redeemed at a price of 107.313% of the principal amount thereof, plus accrued but unpaid interest.

Concurrent amendment and restatement of Syndicated Credit Facility

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

Earth Intelligence

In the Earth Intelligence segment, we are a global leader in high-resolution, space-based Earth observation imagery products and analytics. We launched the world’s first high-resolution commercial imaging satellite in 1999 and currently operate a four satellite Earth observation constellation, providing us with over two decades and approximately 150 petabytes of imagery over our history (referred to as our “Image Library”) of the highest resolution, commercially available imagery. Our imagery solutions provide customers with timely, accurate and mission critical information about our changing planet and support a wide variety of government and enterprise applications, including mission planning, mapping and analysis, environmental monitoring, disaster management, crop management, oil and gas exploration and infrastructure management. We continue to innovate as demands for new satellite technology and advanced analytic tools increase. In addition to our Earth observation capabilities, we offer RF and SAR data, which provides more comprehensive and accurate geospatial insights for our customers. Through our updated NOAA remote sensing license, we are also able to collect NEI for our current constellation and our next generation WorldView Legion satellites. Through this new license authority, we can collect and distribute images of space objects across the LEO – the area ranging from 200 kilometers up to 1,000 kilometers in altitude – to both government and commercial customers. In the commercial satellite Earth observation industry, we are a leader across U.S. government agencies, international government agencies and enterprise customer verticals. The U.S. government is the largest customer of our Earth Intelligence segment through the EOCL Contract, G-EGD and OWT programs and various classified and unclassified contract vehicles.

We also provide geospatial services that combine imagery, analytic expertise and innovative technology to deliver intelligence solutions to customers. Our approximately 1,500 cleared personnel support analytic solutions that accurately document change and enable geospatial modeling and analysis that help predict where events will occur. Our primary customer of geospatial services is the U.S. government, but we also support intelligence requirements for other U.S. allied governments, global development organizations and enterprise customers. We are also a global leader in satellite-

derived 3D data for defense and intelligence markets, with software and products that enhance 3D mapping, Earth intelligence data, military simulation and training and precision-guided munitions.

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

RESULTS OF OPERATIONS

The following table provides selected annual financial information for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,			$ Change	% Change		$ Change	% Change

	2022	2021	2020	2021 to 2022			2020 to 2021
($ millions)
Revenues:
Product	$527	$678	$633	$(151)	(22)%		$45	7%
Service	1,078	1,092	1,090	(14)	(1)		2	0
Total revenues	$1,605	$1,770	$1,723	$(165)	(9)%		$47	3%
Costs and expenses:
Product costs, excluding depreciation and amortization	531	601	615	(70)	(12)		(14)	(2)
Service costs, excluding depreciation and amortization	393	383	378	10	3		5	1
Selling, general and administrative	431	369	332	62	17		37	11
Depreciation and amortization	239	290	348	(51)	(18)		(58)	(17)
(Gain) loss on orbital receivables allowance	—	(49)	14	49	(100)		(63)	*
Impairment loss	—	—	33	—	*		(33)	(100)
Loss on sale of assets	—	—	1	—	*		(1)	(100)
Operating income	$11	$176	$2	$(165)	(94)%		$174	* %
Interest expense, net	158	151	175	7	5		(24)	(14)
Other expense (income), net	1	(8)	(104)	9	(113)		96	(92)
(Loss) income before taxes	$(148)	$33	$(69)	$(181)	*	%	$102	(148)%
Income tax expense (benefit)	2	(13)	(22)	15	(115)		9	(41)
Equity in income from joint ventures, net of tax	—	—	(1)	—	*		1	(100)
(Loss) income from continuing operations	$(150)	$46	$(46)	$(196)	*	%	$92	(200)%
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	—	32	—	*		(32)	(100)
Gain on disposal of discontinued operations, net of tax	—	—	317	—	*		(317)	(100)
Income from discontinued operations, net of tax	—	—	349	—	*		(349)	(100)
Net (loss) income	$(150)	$46	$303	$(196)	*	%	$(257)	(85)%

*Not meaningful.

Product and service revenues

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2022	2021	2020	2021 to 2022		2020 to 2021
($ millions)
Product revenues	$527	$678	$633	$(151)	(22)%	$45	7%
Service revenues	1,078	1,092	1,090	(14)	(1)	2	0
Total revenues	$1,605	$1,770	$1,723	$(165)	(9)%	$47	3%

Total revenues decreased to $1,605 million from $1,770 million, or by $165 million, for the year ended December 31, 2022 compared to 2021. The decrease was primarily due to a decrease in product revenues in our Space Infrastructure segment driven by a $92 million cumulative adjustment to revenue for the year ended December 31, 2022 related to the JUPITER 3 amendment and commercial agreement with EchoStar that were entered into by the two companies in order to avoid EchoStar terminating the Contract for default.

Total revenues increased to $1,770 million from $1,723 million, or by $47 million, for the year ended December 31, 2021 compared to 2020. The increase was primarily driven by an increase in revenues in our Space Infrastructure and Earth Intelligence segments.

Further discussion of the drivers behind the change in revenues is included within the “Results by Segment” section below.

See Note 15, “Revenues” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for product and service revenues by segment.

Product and service costs

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2022	2021	2020	2021 to 2022		2020 to 2021
($ millions)
Product costs, excluding depreciation and amortization	$531	$601	$615	$(70)	(12)%	$(14)	(2)%
Service costs, excluding depreciation and amortization	393	383	378	10	3	5	1
Total costs	$924	$984	$993	$(60)	(6)%	$(9)	(1)%

Total cost of product and services decreased to $924 million from $984 million, or by $60 million, for the year ended December 31, 2022 compared to 2021. The decrease in costs was primarily due to a decrease in product costs within our Space Infrastructure segment due to charges taken as a result of the non-performance of the SXM-7 satellite in the first quarter of 2021, which did not reoccur for the year ended December 31, 2022. The decrease in product costs was also driven by the impact of reduced volumes as programs near the end of completion for the year ended December 31, 2022, compared to the same period of 2021.

Total cost of product and services decreased to $984 million from $993 million, or by $9 million, for the year ended December 31, 2021 compared to 2020. The decrease in costs was driven by a decrease in product costs within our Space Infrastructure segment partially offset by an increase in service costs within our Earth Intelligence segment.

Selling, general and administrative

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2022	2021	2020	2021 to 2022		2020 to 2021
($ millions)
Selling, general and administrative	$431	$369	$332	$62	17%	$37	11%

Selling, general and administrative costs increased to $431 million from $369 million, or by $62 million, for the year ended December 31, 2022, compared to the same period of 2021. The increase was primarily due to a $13 million increase in research and developments costs, an $11 million increase in expenses related to our enterprise resource planning (“ERP”) project, an $8 million increase in professional services expense, a $7 million increase in travel and facilities costs due to more employees working from our onsite location offices, a $6 million increase in information technology (“IT”) costs, a $6 million increase in transaction and integration related expenses and a $5 million increase in restructuring expenses. There was also a $10 million increase in labor related expenses and marketing and sales costs driven by increases in or reassignment of personnel, annual merit increases, increases in headcount and increases in fringe benefits for the year ended December 31, 2022, compared to the same period of 2021.

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

Depreciation and amortization

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2022	2021	2020	2021 to 2022		2020 to 2021
($ millions)
Property, plant and equipment	$76	$86	$93	$(10)	(12)%	$(7)	(8)%
Intangible assets	163	204	255	(41)	(20)	(51)	(20)
Depreciation and amortization expense	$239	$290	$348	$(51)	(18)%	$(58)	(17)%

Depreciation and amortization expense decreased to $239 million from $290 million, or by $51 million, for the year ended December 31, 2022, compared to the same period of 2021. The decrease was primarily driven by a decrease in amortization expense related to intangible assets that were fully amortized in 2021 and 2022. There was also a decrease in depreciation expense of $9 million related to the extension of the useful lives of three satellites in the fourth quarter of 2021 and a decrease in depreciation expense of $2 million related to the extension of the useful lives of three satellites in the fourth quarter 2022.

Depreciation and amortization expense decreased to $290 million from $348 million, or by $58 million, for the year ended December 31, 2021 compared to 2020. The decrease was primarily driven by a decrease in amortization expense for backlog acquired as part of the acquisition of DigitalGlobe, Inc. on October 5, 2017. We recognized ten months of amortization expense for the year ended December 31, 2020, compared to none for the year ended December 31, 2021, as all of the U.S. government acquired backlog was fully amortized as of October 2020. The decrease was also driven by a decrease in depreciation expense related to the extension of the useful lives of two satellites in the fourth quarter of 2020 and three satellites in the fourth quarter of 2021. These decreases were partially offset by the inclusion of a full year of depreciation and amortization expense from property, plant and equipment and intangible assets acquired as part of the acquisition of Vricon on July 1, 2020, compared to two quarters of expense in 2020.

(Gain) loss on orbital receivables allowance

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2022	2021	2020	2021 to 2022		2020 to 2021
($ millions)
(Gain) loss on orbital receivables allowance	$—	$(49)	$14	$49	(100)%	$(63)	*	%

*Not meaningful.

During the year ended December 31, 2021, as a result of an increased certainty of collections of the outstanding orbital receivables from our largest customer following their emergence from bankruptcy, we recognized a $49 million reversal of our orbital receivables allowance. During the year ended December 31, 2020, we recognized a $14 million loss on our orbital receivables allowance within the Space Infrastructure segment. The loss was primarily due to a decrease in the credit rating associated with our largest orbital receivables customer. There were no changes in the allowance for expected credit losses related to our orbital receivables allowance for the year ended December 31, 2022.

Impairment loss

	Year Ended December 31,			$ Change	% Change		$ Change	% Change

	2022	2021	2020	2021 to 2022			2020 to 2021
($ millions)
Impairment loss	$—	$—	$33	$—	*	%	$(33)	(100)%

*Not meaningful.

During the year ended December 31, 2020, we recognized an impairment loss of $33 million related to the write-off of a $33 million prepaid asset with a commercial provider of ground station services under a contract which was above current market value. In December 2020, we executed a new multi-year contract with the provider for services at reduced cost. As a result of the prior contract being terminated and the new contract being at market value, we concluded the remaining prepaid asset from the prior contract with the provider had no continuing value. There were no impairment losses recorded for the year ended December 31, 2022 or 2021.

Interest expense, net

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2022	2021	2020	2021 to 2022		2020 to 2021
($ millions)
Interest expense:
Interest on long-term debt	$156	$144	$191	$12	8%	$(47)	(25)%
Loss on debt extinguishment	53	41	7	12	29	34	*
Interest on orbital securitization liability	3	4	5	(1)	(25)	(1)	(20)
Imputed interest and other	1	2	2	(1)	(50)	—	—
Interest expense on advance payments from customers	—	—	3	—	*	(3)	(100)
Capitalized interest	(55)	(40)	(33)	(15)	38	(7)	21
Interest expense, net	$158	$151	$175	$7	5%	$(24)	(14)%

*Not meaningful.

Interest expense, net increased to $158 million from $151 million, or by $7 million, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily due to a $12 million increase in loss on debt extinguishment during the year ended December 31, 2022 compared to the same period of 2021 driven by a $53 million loss on debt extinguishment incurred in connection with the redemption of our 9.75% 2023 Notes (as defined below) and the amendment of our Term Loan B (as defined below) and Revolving Credit Facility in the second quarter of 2022, compared to a $41 million loss on debt extinguishment recognized from the partial redemption of our 9.75% 2023 Notes in the first quarter of 2021. The increase was also due to an increase in interest on long-term debt of $12 million driven by an increase in interest rates on our Term Loan B (as defined below) which was amended in the second quarter of

2022. These increases were partially offset by a $15 million increase in capitalized interest related to the building of our WorldView Legion satellites.

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

Other expense (income), net

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2022	2021	2020	2021 to 2022		2020 to 2021
($ millions)
Other expense (income), net	$1	$(8)	$(104)	$9	(113)%	$96	(92)%

Other expense (income), net changed to an expense of $1 million from income of $8 million, or by $9 million, for the year ended December 31, 2022, compared to the same period in 2021. The change was primarily due to a $12 million expense related to the satisfaction of an offset obligation incurred as a result of conducting business in a foreign country, which was recorded for the year ended December 31, 2022, compared to no expense in 2021. The increase in expense was partially offset by a decrease in amortization expense of the net loss on our pension plans for the year ended December 31, 2022, compared to the same period of 2021.

Other income, net decreased to $8 million from $104 million, or by $96 million, for the year ended December 31, 2021 compared to 2020. The decrease was primarily driven by a gain of $85 million recorded as a result of the remeasurement of our previously held equity interest in Vricon due to the acquisition of Vricon for the year ended December 31, 2020 which did not recur in 2021. In addition, the decrease was driven by a $3 million foreign exchange loss for the year ended December 31, 2021 compared to a $5 million foreign exchange gain for the year ended December 31, 2020.

See Note 22, “Commitments and Contingencies” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for further details on the offset obligation.

Income tax expense (benefit)

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2022	2021	2020	2021 to 2022		2020 to 2021
($ millions)
Income tax expense (benefit)	$2	$(13)	$(22)	$15	(115)%	$9	(41)%

Income tax expense (benefit) changed to an expense of $2 million from a benefit of $13 million, or by $15 million, for the year ended December 31, 2022, compared to the same period in 2021, primarily due to the absence of a Base Erosion and Anti-Abuse Tax (“BEAT”) benefit from the prior year.

Income tax benefit decreased to $13 million from $22 million, or by $9 million, for the year ended December 31, 2021, compared to 2020. This change was primarily due to a $13 million reduction in the December 31, 2020 estimated federal BEAT driven by a change in tax strategy enabled by a reduction in forecasted interest expense.

Income from discontinued operations, net of tax

	Year Ended December 31,			$ Change	% Change		$ Change	% Change

	2022	2021	2020	2021 to 2022			2020 to 2021
($ millions)
Discontinued operations:
Income from operations of discontinued operations, net of tax	$—	$—	$32	$—	*	%	$(32)	(100)%
Gain on disposal of discontinued operations, net of tax	—	—	317	—	*		(317)	(100)
Income from discontinued operations, net of tax	$—	$—	$349	$—	*	%	$(349)	(100)%

*Not meaningful.

There was no income from discontinued operations, net of tax for the years ended December 31, 2022 and 2021, as the sale of our former Canadian subsidiary (“MDA Business”) to Neptune Acquisition, Inc. was completed in the second quarter of 2020.

Income from discontinued operations, net of tax was $349 million for the year ended December 31, 2020 driven by the after-tax gain on disposal of the MDA Business of $317 million and a $39 million recovery of a previously recorded liability in relation to the Company’s dispute with a Ukrainian customer.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on two reportable segments: Earth Intelligence and Space Infrastructure. Intrasegment transactions have been eliminated from the segmented financial information discussed below.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2022	2021	2020	2021 to 2022		2020 to 2021
($ millions)
Revenues:
Earth Intelligence	$1,078	$1,093	$1,081	$(15)	(1)%	$12	1%
Space Infrastructure	626	740	721	(114)	(15)	19	3
Intersegment eliminations	(99)	(63)	(79)	(36)	57	16	(20)
Total revenues	$1,605	$1,770	$1,723	$(165)	(9)%	$47	3%

Adjusted EBITDA:
Earth Intelligence	$445	$492	$513	$(47)	(10)%	$(21)	(4)%
Space Infrastructure	(32)	46	(3)	(78)	(170)	49	*
Intersegment eliminations	(36)	(25)	(27)	(11)	44	2	(7)
Corporate and other expenses	(91)	(89)	(61)	(2)	2	(28)	46
Total Adjusted EBITDA	$286	$424	$422	$(138)	(33)%	$2	0%

*Not meaningful.

Adjusted EBITDA disclosures throughout this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are non-GAAP measures. See “Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA disclosures.

Earth Intelligence

The following table provides selected financial information for the Earth Intelligence segment.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2022	2021	2020	2021 to 2022		2020 to 2021
($ millions)
Total revenues	$1,078	$1,093	$1,081	$(15)	(1)%	$12	1%

Adjusted EBITDA	$445	$492	$513	$(47)	(10)%	$(21)	(4)%
Adjusted EBITDA margin (as a % of total revenues)	41.3%	45.0%	47.5%

Revenues from the Earth Intelligence segment decreased to $1,078 million from $1,093 million, or by $15 million, for the year ended December 31, 2022, compared to the same period in 2021. The decrease was primarily due to a $19 million decrease in revenues from commercial programs driven by a one-time license uplift on a commercial contract in 2021. The decrease was also driven by a $17 million decrease in revenues from international defense and intelligence customers primarily due to less orders on archive and 3D imagery. Additionally, certain transactions that were expected to be completed in the fourth quarter of 2022 did not occur in the period. These decreases were partially offset by a $21 million increase in revenues from the U.S. government. The increase in revenues from the U.S. government was primarily due to a $56 million increase in imagery solutions revenues, including revenues from crisis support services, partially offset by a $35 million decrease in geospatial service revenues from U.S. government customers.

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

Adjusted EBITDA decreased to $445 million from $492 million, or by $47 million, for the year ended December 31, 2022, compared to the same period of 2021. The decrease was primarily related to the above-mentioned decrease in revenues and a $23 million increase in selling, general and administrative costs, compared to the same period of 2021. The increase in selling, general and administrative costs was primarily driven by increased spending, including professional services expense of $7 million, an increase in travel costs and facilities costs of $6 million due to more employees working from our onsite location offices, IT costs of $5 million and our ERP project of $4 million. The decrease in Adjusted EBITDA was also due to an increase in service costs driven by increases in headcount, annual merit increases and increases in fringe benefits for the year ended December 31, 2022, compared to the same period of 2021.

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

Space Infrastructure

The following table provides selected financial information for the Space Infrastructure segment.

	Year Ended December 31,			$ Change	% Change	$ Change	% Change

	2022	2021	2020	2021 to 2022		2020 to 2021
($ millions)
Total revenues	$626	$740	$721	$(114)	(15)%	$19	3%

Adjusted EBITDA	$(32)	$46	$(3)	$(78)	(170)	$49	*	%
Adjusted EBITDA margin (as a % of total revenues)	(5.1)%	6.2%	(0.4)%

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

Revenues from the Space Infrastructure segment decreased to $626 million from $740 million, or by $114 million, for the year ended December 31, 2022, compared to the same period of 2021. Revenues decreased primarily due to a $92 million cumulative adjustment to revenue for the year ended December 31, 2022 related to the JUPITER 3 amendment and commercial agreement with EchoStar. This resulted primarily from adjusting the EAC transaction price for the amount of the remaining milestone and expected orbital payments from EchoStar due to the delay of the expected shipment of JUPITER 3 and an adjustment related to the commercial agreement as we have not yet identified the scope of goods and/or services to be purchased. There was also a decrease in revenues from commercial programs of $50 million driven by the impact of reduced volumes as programs near the end of completion, including C-Band contracts, for the year-ended December 31, 2022, compared to the same period of 2021. The decrease in revenues was also driven by a $5 million decrease in revenues from U.S. government contracts during the year ended December 31, 2022, compared to the same period of 2021. These decreases were partially offset by a $33 million aggregate impact due to the non-performance of the SXM-7 satellite that was recorded during 2021, which did not reoccur for the year ended December 31, 2022.

Revenues from the Space Infrastructure segment increased to $740 million from $721 million, or by $19 million, for the year ended December 31, 2021, compared to 2020. Revenues increased primarily as a result of an increase in revenues from commercial programs of $87 million due to higher volumes and lower EAC growth primarily due to no COVID-19 program impacts for the year ended December 31, 2021. Revenues were negatively impacted by a $19 million decrease year over year related to our contract with Sirius XM Holdings Inc. (“Sirius XM”). The year ended December 31, 2021, included a $30 million cumulative adjustment to revenue primarily related to the loss of final milestone and expected orbital payments from Sirius XM due to the non-performance of the SXM-7 satellite and other adjustments that were recorded in 2021. After exhausting efforts to fully recover the SXM-7 satellite and further discussions with Sirius XM, in April 2021, we made the determination to record the cumulative adjustment to revenue. In addition, there were $3 million of costs incurred in the first quarter of 2021 related to attempts to repair and fully recover the SXM-7 satellite. The aggregate impact for the year ended December 31, 2021, was $33 million. The $33 million decrease was partially offset by the non-reoccurrence of a $14 million adjustment to revenue due to the identification of a design anomaly on the commercial satellite program, which was recorded for the year ended December 31, 2020. In addition, the total increase in revenues from the Space Infrastructure segment was partially offset by a $49 million decrease in revenues from U.S. government contracts.

Adjusted EBITDA decreased to a loss of $32 million from $46 million, or by $78 million, for the year ended December 31, 2022, compared to 2021. The decrease was primarily driven by the $95 million reduction in revenue and increase in product costs related to the above-mentioned JUPITER 3 impacts. The decrease was also driven by an increase in selling, general and administrative expenses of $26 million including marketing expenses and labor related expenses of $11 million from increases in headcount and annual merit increases, research and development expense of $8 million, our ERP project of $5 million and a $2 million increase in other expense. There was also a decrease in product margins driven by the impact of the above-mentioned reduced volumes on commercial programs for the year ended December 31, 2022, compared to the same period of 2021. These decreases in Adjusted EBITDA were partially offset by the above-mentioned SXM-7 satellite impacts which did not reoccur in the same period in 2022.

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

Corporate and other expenses for the year ended December 31, 2022 remained relatively unchanged year over year as they increased to $91 million from $89 million, or by $2 million, compared to 2021.

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

Intersegment eliminations

Intersegment eliminations are related to projects between our segments, including the construction of our WorldView Legion satellites. Intersegment eliminations increased to $36 million from $25 million for the year ended December 31, 2022 compared to 2021, primarily related to an increase in satellite construction activity.

Intersegment eliminations decreased to $25 million from $27 million for the year ended December 31, 2021 compared to 2020, primarily related to a decrease in satellite construction activity.

BACKLOG

Our backlog by segment is as follows:

	December 31,	December 31,
	2022	2021
($ millions)
Earth Intelligence	$2,048	$1,028
Space Infrastructure	1,146	865
Total backlog	3,194	1,893
Unfunded contract options	2,089	650
Total	$5,283	$2,543

Order backlog, representing the estimated dollar value of firm contracts for which work has not yet been performed (also known as the remaining performance obligations on a contract), was $3,194 million as of December 31, 2022 compared to $1,893 million as of December 31, 2021. The increase in backlog was driven by an increase in the Earth Intelligence segment due to the EOCL contract and an increase in the Space Infrastructure segment primarily due to new contracts with commercial customers. Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts. Approximately 39% of the total $3,194 million backlog as of December 31, 2022 is expected to be converted into revenue in 2023.

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

Our unfunded contract options totaled $2,089 million and $650 million as of December 31, 2022 and 2021, respectively. Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of December 31, 2022 were primarily comprised of option years in the EOCL Contract (for the periods June 15, 2027 through June 14, 2032) and other U.S. government contracts. Unfunded contract options as of December 31, 2021 were primarily comprised of the option year in the EnhancedView Contract (September 1, 2022 through July 12, 2023) and other U.S. government contracts. On May 25, 2022, we were awarded the EOCL Contract by the NRO, which is a 10-year contract worth up to $3.24 billion, inclusive of a firm 5-year base contract commitment worth $1.5 billion and $1.74 billion in exercisable options. The EOCL Contract transitioned the imagery acquisition requirement previously addressed by the EnhancedView Contract and, with this award, replaces the scope of the EnhancedView, with respect to such requirements.

LIQUIDITY & CAPITAL RESOURCES

Our sources of liquidity include cash provided by operations, access to existing credit facilities, collection or securitization of orbital receivables and, when available and efficient, access to the capital markets. We generally maintain limited cash on hand and use available cash to pay down borrowings on our Syndicated Credit Facility (as defined below). Our primary short-term cash requirements are to fund working capital, including requirements on long-term construction contracts (including our geostationary satellite contracts), fixed overhead costs and to fund the construction and launch of our WorldView Legion satellites and other capital expenditures. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term construction contracts.

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

In June 2022, we issued $500 million aggregate principal amount of our 7.75% 2027 Notes and used the proceeds, along with cash on hand, to redeem in full the remaining $500 million aggregate principal amount of our 9.75% 2023 Notes. Also in June 2022, we amended our Syndicated Credit Facility to increase the total amount of Term Loan B outstanding to $1.5 billion and extended the maturity date of our Revolving Credit Facility to June 14, 2027. See “Recent Developments” above for additional information. As a result, our first maturity of long-term debt is in June of 2027 and relates to our Revolving Credit Facility and 7.75% 2027 Notes. Our 7.54% 2027 Notes (as defined below) will mature in December of 2027.

We have significant purchase obligations in the normal course of business for goods and services, under agreements with defined terms as to quantity, price and timing of delivery. Purchase obligations represent open purchase orders and other commitments for the purchase or construction of property, plant and equipment or intangible assets, operational commitments related to remote ground terminals, or with subcontractors on long-term construction contracts that we have with customers in the normal course of business. As of the year ended December 31, 2022, we had total short-term purchase obligations of $491 million and total long-term purchase obligations of $223 million. These amounts are based on volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers.

We also have short and long-term requirements to fund our pension plans within the Space Infrastructure segment. Funding requirements under applicable laws and regulations are a major consideration in making contributions to our pension plans. Failure to satisfy the minimum funding thresholds with respect to appropriate laws and regulations could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our qualified pension plan, we intend to contribute annually not less than the required minimum funding thresholds. The American Rescue Plan Act of 2021 includes provisions for pension funding relief in future periods. We have elected to take advantage of these provisions and anticipate lower required contributions for our qualified pension plan in the upcoming years. We had no further required contributions on our qualified pension plan for the year ended December 31, 2022. There are no required contributions for our qualified pension plan for the year ending December 31, 2023.

Our ability to fund our cash needs will depend, in part, on our ability to generate cash in the future, which depends on our future financial results. Our future results are subject to general economic factors, including inflation and rising interest rate costs, and financial, competitive, legislative and regulatory factors that may be outside of our control. Our future access to, and the availability of credit on acceptable terms and conditions is impacted by many factors, including capital market liquidity and overall economic conditions.

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

Summary of cash flows

	Year Ended December 31,
	2022	2021	2020
($ millions)
Cash provided by operating activities - continuing operations	$325	$294	$243
Cash used in operating activities - discontinued operations	—	(13)	(54)
Cash provided by operating activities	325	281	189
Cash used in investing activities - continuing operations	(327)	(234)	(406)
Cash provided by investing activities - discontinued operations	—	—	723
Cash (used in) provided by investing activities	(327)	(234)	317
Cash provided by (used in) financing activities - continuing operations	7	(31)	(555)
Cash used in financing activities - discontinued operations	—	—	(24)
Cash provided by (used in) financing activities	7	(31)	(579)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	—	—	(5)
Cash, cash equivalents, and restricted cash, beginning of year	47	31	109
Cash, cash equivalents, and restricted cash, end of period	$52	$47	$31

Operating activities

Cash flows from operating activities can vary significantly from period to period as a result of our working capital requirements, given our portfolio of large construction programs and the timing of milestone receipts and payments with customers and suppliers in the ordinary course of business. Investment in working capital is also necessary to build our business and manage lead times in construction activities. We expect working capital account balances to continue to vary from period to period. We efficiently fund our working capital requirements with the Revolving Credit Facility.

Cash provided by operating activities from continuing operations increased to $325 million from $294 million, or by $31 million, for the year ended December 31, 2022 compared to 2021. This change was primarily driven by favorable changes in working capital for the year ended December 31, 2022, compared to 2021.

Cash provided by operating activities from continuing operations increased to $294 million from $243 million, or by $51 million, for the year ended December 31, 2021 compared to 2020. This change was primarily driven by favorable changes in working capital for the year ended December 31, 2021, compared to 2020.

Investing activities

Cash used in investing activities from continuing operations increased to $327 million from $234 million, or by $93 million, in the year ended December 31, 2022 compared to 2021. Our primary investing activities included expenditures on property, plant and equipment of $226 million and $135 million, for the years ended December 31, 2022 and 2021, respectively, and investments in intangible assets primarily related to internally developed software of $93 million and $99 million, for the years ended December 31, 2022 and 2021, respectively. Property, plant and equipment expenditures for the years ended December 31, 2022 and 2021 primarily related to the build of our WorldView Legion satellites.

Cash used in investing activities from continuing operations decreased to $234 million from $406 million, or by $172 million, in the year ended December 31, 2021 compared to 2020. Our primary investing activities included expenditures on property, plant and equipment of $135 million and $221 million, for the years ended December 31, 2021 and 2020, respectively, and investments in intangible assets primarily related to internally developed software of $99 million and $87 million, for the years ended December 31, 2021 and 2020, respectively. Property, plant and equipment expenditures in 2021 and 2020 primarily related to the build of our WorldView Legion satellites. During the year ended December 31, 2020, we also used cash of $120 million, net of cash received, to acquire the remaining interest in Vricon.

Financing activities

Cash provided by financing activities from continuing operations increased to $7 million compared to cash used by financing activities of $31 million, or by $38 million, for the year ended December 31, 2022, compared to the same period of 2021. During the year ended December 31, 2022, Term Loan B was refinanced, which resulted in net proceeds of $1,329 million offset by the cash paid to extinguish the prior Term Loan B of $1,341 million, which excluded amounts accounted for as a debt modification. Additionally, during the year ended December 31, 2022, cash used in financing activities included $537 million used to redeem our 9.75% 2023 Notes, including approximately $37 million in premiums paid to redeem such 9.75% 2023 Notes, debt issuance costs of $27 million, repayments of long-term debt of $18 million and settlement of the securitization liability of $14 million. These items were offset by $500 million in proceeds from the issuance of our 7.75% 2027 Notes and $125 million from the net proceeds of the Revolving Credit Facility. During the year ended December 31, 2021, cash used in financing activities from continuing operations included a repurchase of the 2023 Notes of $384 million, settlement of a securitization liability of $13 million and debt repayments of $10 million, partially offset by proceeds from issuance of common stock of $380 million.

Cash used in financing activities from continuing operations decreased to $31 million from $555 million, or by $524 million, for the year ended December 31, 2021 compared to 2020. During the year ended December 31, 2021, cash used in financing activities from continuing operations included a repurchase of the 2023 Notes of $384 million, settlement of a securitization liability of $13 million and debt repayments of $10 million, partially offset by proceeds from issuance of common stock of $380 million. During the year ended December 31, 2020, cash used in financing activities from continuing operations included debt repayments of $525 million, a repurchase of the 2023 Notes of $169 million and settlement of securitization liability of $11 million, partially offset by net proceeds from bank borrowings of $147 million.

Long-term debt

The following table summarizes our long-term debt:

	December 31,	December 31,
	2022	2021
($ millions)
Syndicated Credit Facility:
Revolving Credit Facility	$125	$—
Term Loan B	1,493	1,444
9.75% 2023 Notes	—	500
7.75% 2027 Notes	500	—
7.54% 2027 Notes	150	150
Deferred financing	19	26
Obligations under finance leases and other	5	5
Debt discount and issuance costs	(98)	(39)
Total long-term debt	$2,194	$2,086

Syndicated Credit Facility

As of December 31, 2022, the Syndicated Credit Facility is composed of: (i) the Revolving Credit Facility in an aggregate capacity of up to $500 million maturing in June 2027 and (ii) Term Loan B in an aggregate principal amount of $1.5 billion maturing in June 2029, which was issued with an original issue discount of 4.50%. The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of December 31, 2022 and December 31, 2021, we had $24 million and $28 million, respectively, of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

9.75% Notes due 2023

On December 11, 2019, we issued $1.0 billion in aggregate principal amount of 9.75% 2023 Notes in a private placement to institutional buyers. The 9.75% 2023 Notes were issued at a price of 98% and are recorded as long-term debt in our consolidated financial statements. The 9.75% 2023 Notes bore interest at the rate of 9.75% per year, payable semi-annually in cash in arrears, for which interest payments commenced in June 2020.

On June 14, 2022, we used the proceeds from the issuance of the 7.75% 2027 Notes, along with cash on hand, to redeem the remaining $500 million aggregate principal amount of our 9.75% 2023 Notes. The 9.75% 2023 Notes were redeemed at a price of 107.313% of the principal amount thereof, plus accrued but unpaid interest.

7.75% Notes due 2027

On June 14, 2022, we issued $500 million in aggregate principal amount of 7.75% 2027 Notes in a private placement to qualified institutional buyers. The 7.75% 2027 Notes were issued at a price equal to 100% of their face value and are recorded as long-term debt in the consolidated financial statements. The 7.75% 2027 Notes bear interest at the rate of 7.75% per year, payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2022. The 7.75% 2027 Notes will mature on June 15, 2027, unless earlier redeemed or repurchased. The 7.75% 2027 Notes are guaranteed on a senior secured basis by each of our subsidiaries that are guarantors under the Syndicated Credit Facility and its 7.54% 2027 Notes (as defined below).

7.54% Notes due 2027

On June 25, 2020, we issued $150 million in aggregate principal amount of 7.54% Senior Secured Notes due 2027 (“7.54% 2027 Notes”) in a private placement to institutional buyers. The 7.54% 2027 Notes were issued at a price of 98.25% and are recorded as long-term debt in our consolidated financial statements. The 7.54% 2027 Notes bear interest at the rate of 7.54% per year, payable semi-annually in cash in arrears, for which interest payments commenced in December 2020. The 7.54% 2027 Notes are guaranteed on a senior secured basis by each of our existing and future subsidiaries that guarantee the Syndicated Credit Facility and the 9.75% 2023 Notes.

Leaseback Deferred Financing

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

See Note 11, “Long-term debt and interest expense, net” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for further details on our long-term debt.

Securitization liability

We have in place a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less, discounted to face value using prevailing market rates. During the years ended December 31, 2022, 2021 and 2020, we did not sell or repurchase any orbital receivables.

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

Off-balance sheet arrangements

As of December 31, 2022, we had no outstanding foreign exchange sales contracts. As of December 31, 2022, we had $24 million in letters of credit issued under the Revolving Credit Facility. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

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

Space Infrastructure

Revenue in the Space Infrastructure segment is primarily generated from long-term construction contracts. Due to the long-term nature of these contracts, we generally recognize revenue over time using the cost-to-cost method to measure progress. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to EAC. Revenue recognition is also contingent on estimated contractual consideration. An EAC includes all direct costs and indirect costs directly attributable to a program or allocable based on program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes to EAC cost or estimated contractual consideration are recorded as a cumulative catch-up adjustment.

Our cost estimation process is based on the professional knowledge of our engineering, program management and financial professionals and draws on their significant experience and judgment. We prepare EACs for our contracts and calculate estimated revenues and costs over the life of our contracts. Variable consideration is included in our estimates to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate variable consideration as the most likely amount to which we expect to be entitled. Since our contracts typically span a period of several years, estimation of revenue, cost and progress toward completion requires the use of judgment. Judgments and estimates are re-assessed at least quarterly with most estimates being updated on a monthly basis. Adjustments in estimates could have a material impact on revenue recognition based on the significance of the adjustments. Factors considered in these estimates include our historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, availability and cost of materials, components and subcontracts, the risk and impact of delayed performance and the level of indirect cost allocations.

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

For further information regarding our deferred tax assets and liabilities see Note 2, “Summary of significant accounting policies” and Note 20, “Income taxes” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

We define EBITDA as earnings before interest, taxes, depreciation and amortization, Adjusted EBITDA as EBITDA adjusted for certain items affecting the comparability of our ongoing operating results as specified in the calculation and Adjusted EBITDA margin as Adjusted EBITDA divided by revenue. Certain items affecting the comparability of our ongoing operating results between periods include restructuring, impairments, insurance recoveries, gain (loss) on sale of assets, (gain) loss on orbital receivables allowance, offset obligation fulfillment, amortization of deferred ERP implementation costs and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Management believes that exclusion of these items assists in providing a more complete understanding of our underlying results and trends, and management uses these measures along with the corresponding U.S. GAAP financial measures to manage our business, evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. Adjusted EBITDA is a measure being used as a key element of our incentive compensation plan. The Syndicated Credit Facility also uses Adjusted EBITDA in the determination of our debt leverage covenant ratio. The definition of Adjusted EBITDA in the Syndicated Credit Facility includes a more comprehensive set of adjustments that may result in a different calculation therein.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are not recognized terms under U.S. GAAP and may not be defined similarly by other companies. EBITDA and Adjusted EBITDA should not be considered alternatives to net income as indications of financial performance or as alternate to cash flows from operations as measures of liquidity. EBITDA and Adjusted EBITDA have limitations as an analytical tool and should not be considered in isolation or as a substitute for our results reported under U.S. GAAP.

The table below reconciles our net (loss) income to EBITDA and Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
($ millions)
Net (loss) income	$(150)	$46	$303
Income tax benefit	2	(13)	(22)
Interest expense, net	158	151	175
Interest income	(2)	(3)	(3)
Depreciation and amortization	239	290	348
EBITDA	$247	$471	$801
Income from discontinued operations, net of tax	—	—	(349)
Restructuring	18	2	—
Offset obligation fulfillment	12	—	—
Transaction and integration related expense	6	1	7
Amortization of deferred ERP implementation costs	2	—	—
Loss (gain) on remeasurement of equity interest	1	—	(85)
(Gain) loss on orbital receivables allowance	—	(49)	14
Impairment loss	—	—	33
Insurance recovery	—	(1)	—
Loss on sale of assets	—	—	1
Total Adjusted EBITDA	$286	$424	$422

Adjusted EBITDA:
Earth Intelligence	445	492	513
Space Infrastructure	(32)	46	(3)
Intersegment eliminations	(36)	(25)	(27)
Corporate and other expenses	(91)	(89)	(61)
Total Adjusted EBITDA	$286	$424	$422

Net (loss) income margin	(9.3)%	2.6%	17.6%
Total Adjusted EBITDA margin	17.8%	24.0%	24.5%

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate borrowings under our Syndicated Credit Facility, which is comprised of the Revolving Credit Facility and Term Loan B. We use interest rate swap agreements to manage a portion of interest rate risk associated with cash outflows from long-term debt.

There was $1.5 billion and $1.4 billion outstanding under our Term Loan B as of December 31, 2022 and 2021, respectively. The Term Loan B bears interest equal to, at our option, either (i) Adjusted Term SOFR plus an applicable margin ranging from 4.00% to 4.25%, or (ii) adjusted base rate (“ABR”), plus an applicable margin ranging from 3.00% to 3.25%, in each case depending on the total Consolidated Net Debt Leverage Ratio.

As of December 31, 2022, there was $125 million outstanding under our Revolving Credit Facility. The Revolving Credit Facility bears interest at a rate equal to, at our option, if such borrowings are in U.S. dollars, either (i) Adjusted Term SOFR plus an applicable margin ranging from 2.75% to 3.50%, or (ii) ABR, plus an applicable margin ranging from 1.75% to 2.50%, in each case depending on the total Consolidated Net Debt Leverage Ratio. We may also, at our option, borrow in Canadian dollars, Euros or British Pounds Sterling using the same applicable margins as noted for U.S. dollars.

On April 29, 2022, $500 million of our interest rate swaps matured. On June 22, 2022, we entered into SOFR interest rate swaps having a notional value of $500 million. In June 2022, we amended our existing interest rate swaps that mature in June 2023 to modify the designated hedge interest rate risk from LIBOR to SOFR in connection with our Amended and Restated Credit Agreement. In total, as of December 31, 2022, an aggregate of $1 billion of our variable rate long-term debt is fixed at an average one-month SOFR rate of 1.71% (excluding the margin specified in the Syndicated Credit Facility) pursuant to our outstanding interest rate swaps. In each of June 2023 and June 2024, we will have interest rate swap maturities of $500 million.

Based upon the amounts outstanding under the Syndicated Credit Facility as of December 31, 2022, net of the interest rate swaps and assuming the amounts were outstanding for a full calendar year, a 50 basis point increase in interest rates would increase interest expense under the Syndicated Credit Facility by approximately $3 million for the year ended December 31, 2022 compared to $2 million for the year ended December 31, 2021 prior to our entry into the Amended and Restated Credit Agreement. We may decide in future periods to engage in hedging transactions to further mitigate the interest rate risk under our Syndicated Credit Facility.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Maxar Technologies Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for contract modifications and hedge accounting as of June 30, 2022 due to the adoption of Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848).

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

Revenue recognition for certain long-term fixed-price contracts in the Space Infrastructure segment

As discussed in Notes 2 and 15 to the consolidated financial statements, the Company recognizes revenue over time using the cost-to-cost method to measure progress. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion (EAC). An EAC includes all direct costs and indirect costs attributable to a program or allocable costs based on program cost pooling arrangements. Estimates regarding the Company’s costs associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes to an EAC are recorded as a cumulative adjustment to revenue.

We identified the evaluation of revenue recognition for certain long-term fixed-price contracts in the Space Infrastructure segment as a critical audit matter. In particular, evaluating the Company’s estimated costs to complete required a high degree of subjective auditor judgment given the nature and complexity of the work to be performed. The determination of, and changes to, those estimates may have a significant impact on revenue recorded.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate costs to complete for fixed-price, long-term contracts. For certain contracts, we compared the Company’s original or prior period estimate of total contract costs to be incurred to changes in total actual and estimated future contract costs to be incurred to assess the Company’s ability to estimate costs. We inquired of financial and operational personnel of the Company and inspected supporting documents to identify factors that should be considered within the cost to complete estimates for indications of possible management bias. We evaluated the Company’s estimated costs to complete by:

●	reading the underlying contracts and related amendments to obtain an understanding of the contractual requirements and related performance obligations
●	considering costs incurred to-date and the relative progress towards completion of the contracts
●	considering, if relevant, the estimated costs to complete on similar or historical contracts
●	considering, if relevant, the estimated reserves on specific contracts that include estimation uncertainty based on the nature of the contract
●	inspecting correspondence, if any, between the Company and the customer regarding actual costs to date and expected performance remaining
●	evaluating the Company’s assessment of contract performance risks included within the estimated costs to complete.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Denver, Colorado
February 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Maxar Technologies Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Maxar Technologies Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, consolidated statements of comprehensive (loss) income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado
February 22, 2023

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product	$527	$678	$633
Service	1,078	1,092	1,090
Total revenues	1,605	1,770	1,723
Costs and expenses:
Product costs, excluding depreciation and amortization	531	601	615
Service costs, excluding depreciation and amortization	393	383	378
Selling, general and administrative	431	369	332
Depreciation and amortization	239	290	348
(Gain) loss on orbital receivables allowance	—	(49)	14
Impairment loss	—	—	33
Loss on sale of assets	—	—	1
Operating income	11	176	2
Interest expense, net	158	151	175
Other expense (income), net	1	(8)	(104)
(Loss) income before taxes	(148)	33	(69)
Income tax expense (benefit)	2	(13)	(22)
Equity in income from joint ventures, net of tax	—	—	(1)
(Loss) income from continuing operations	(150)	46	(46)
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	—	32
Gain on disposal of discontinued operations, net of tax	—	—	317
Income from discontinued operations, net of tax	—	—	349
Net (loss) income	$(150)	$46	$303

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(2.03)	$0.65	$(0.76)
Income from discontinued operations, net of tax	—	—	5.75
Basic net (loss) income per common share	$(2.03)	$0.65	$4.99

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(2.03)	$0.63	$(0.76)
Income from discontinued operations, net of tax	—	—	5.75
Diluted net (loss) income per common share	$(2.03)	$0.63	$4.99

See accompanying notes to the Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Comprehensive (Loss) Income

(In millions)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(150)	$46	$303
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments [1]	(1)	(2)	(47)
Reclassification of currency translation adjustment to gain on disposal of discontinued operations	—	—	(68)
Unrealized gain (loss) on interest rate swaps	22	19	(3)
Gain (loss) on pension and other postretirement benefit plans	16	50	(43)
Other comprehensive income (loss), net of tax	37	67	(161)
Comprehensive (loss) income, net of tax	$(113)	$113	$142

[1]	Included within Foreign currency translation adjustments is a net gain on hedge of net investment in foreign operations of $47 million for the year ended December 31, 2020.

See accompanying notes to the Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Consolidated Balance Sheets

(In millions)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$52	$47
Trade and other receivables, net	380	355
Inventory, net	46	39
Advances to suppliers	25	31
Prepaid assets	35	35
Other current assets	70	22
Total current assets	608	529
Non-current assets:
Orbital receivables, net	307	368
Property, plant and equipment, net	1,094	940
Intangible assets, net	718	787
Non-current operating lease assets	133	145
Goodwill	1,649	1,627
Other non-current assets	97	102
Total assets	$4,606	$4,498
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$87	$75
Accrued liabilities	76	43
Accrued compensation and benefits	77	111
Contract liabilities	364	289
Current portion of long-term debt	22	24
Current operating lease liabilities	34	42
Other current liabilities	76	38
Total current liabilities	736	622
Non-current liabilities:
Pension and other postretirement benefits	106	134
Operating lease liabilities	133	138
Long-term debt	2,172	2,062
Other non-current liabilities	71	79
Total liabilities	3,218	3,035
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized; 74.7 million and 72.7 million issued and outstanding at December 31, 2022 and 2021, respectively)	—	—
Additional paid-in capital	2,276	2,235
Accumulated deficit	(873)	(720)
Accumulated other comprehensive loss	(16)	(53)
Total Maxar stockholders' equity	1,387	1,462
Noncontrolling interest	1	1
Total stockholders' equity	1,388	1,463
Total liabilities and stockholders' equity	$4,606	$4,498

See accompanying notes to the Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows (used in) provided by:
Operating activities:
Net (loss) income	$(150)	$46	$303
Income from operations of discontinued operations, net of tax	—	—	(32)
Gain on disposal of discontinued operations, net of tax	—	—	(317)
(Loss) income from continuing operations	(150)	46	(46)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	239	290	348
Stock-based compensation expense	48	45	43
Amortization of debt issuance costs and other non-cash interest expense	16	15	16
Loss (gain) on remeasurement of equity interest	1	—	(85)
Loss from early extinguishment of debt	53	41	7
(Gain) loss on orbital receivables allowance	—	(49)	14
Cumulative adjustment to JUPITER 3	95	—	—
Cumulative adjustment to SXM-7 revenue	—	30	—
Impairment losses	—	—	33
Deferred income tax expense (benefit)	1	—	(17)
Other	32	15	2
Changes in operating assets and liabilities:
Trade and other receivables, net	(5)	(20)	33
Accounts payable and liabilities	(8)	(95)	(84)
Contract liabilities	26	10	5
Other	(23)	(34)	(26)
Cash provided by operating activities - continuing operations	325	294	243
Cash used in operating activities - discontinued operations	—	(13)	(54)
Cash provided by operating activities	325	281	189
Investing activities:
Purchase of property, plant and equipment and development or purchase of software	(319)	(234)	(308)
Acquisitions, net of cash acquired	(8)	—	(120)
Return of capital from discontinued operations	—	—	20
Other	—	—	2
Cash used in investing activities - continuing operations	(327)	(234)	(406)
Cash provided by investing activities - discontinued operations	—	—	723
Cash (used in) provided by investing activities	(327)	(234)	317
Financing activities:
Cash paid to extinguish existing Term Loan B	(1,341)	—	—
Proceeds from amendment of Term Loan B, net of discount	1,329	—	—
Repurchase of 9.75% 2023 Notes, including premium	(537)	(384)	(169)
Proceeds from issuance of 7.75% 2027 Notes	500	—	—
Net proceeds from issuance of 7.54% 2027 Notes	—	—	147
Net proceeds from Revolving Credit Facility	125	—	—
Debt issuance costs paid	(27)	—	—
Settlement of securitization liability	(14)	(13)	(11)
Repayments of long-term debt	(18)	(10)	(525)
Net proceeds from issuance of common stock	—	380	—
Other	(10)	(4)	3
Cash provided by (used in) financing activities - continuing operations	7	(31)	(555)
Cash used in financing activities - discontinued operations	—	—	(24)
Cash provided by (used in) financing activities	7	(31)	(579)
Increase (decrease) in cash, cash equivalents, and restricted cash	5	16	(73)
Effect of foreign exchange on cash, cash equivalents, and restricted cash	—	—	(5)
Cash, cash equivalents, and restricted cash, beginning of year	47	31	109
Cash, cash equivalents, and restricted cash, end of period	$52	$47	$31

Reconciliation of cash flow information:
Cash and cash equivalents	$52	$47	$27
Restricted cash included in prepaid and other current assets	—	—	4
Total cash, cash equivalents, and restricted cash	$52	$47	$31

See accompanying notes to the Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In millions, except per share amounts)

					Accumulated
					other		Total
	Common stock		Additional	Accumulated	comprehensive	Noncontrolling	stockholders’
	Shares	Amount	paid-in capital	deficit	income (loss)	interest	equity
Balance as of December 31, 2019	59.9	$—	$1,784	$(1,064)	$41	$1	$762
Reclassification of stock-based compensation awards	—	—	4	—	—	—	4
Common stock issued under employee stock purchase plan	0.6	—	6	—	—	—	6
Common stock issued upon vesting or exercise of stock-based compensation	0.7	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	24	—	—	—	24
Dividends ($0.04 per common share)	—	—	—	(2)	—	—	(2)
Comprehensive income (loss)	—	—	—	303	(161)	—	142
Balance as of December 31, 2020	61.2	$—	$1,818	$(763)	$(120)	$1	$936
Common stock issuance, net of transaction fees	10.0	—	380	—	—	—	380
Common stock issued under employee stock purchase plan	0.3	—	8	—	—	—	8
Equity classified stock-based compensation expense	1.2	—	29	—	—	—	29
Dividends ($0.04 per common share)	—	—	—	(3)	—	—	(3)
Comprehensive income	—	—	—	46	67	—	113
Balance as of December 31, 2021	72.7	$—	$2,235	$(720)	$(53)	$1	$1,463
Common stock issued under employee stock purchase plan	0.5	—	9	—	—	—	9
Equity classified stock-based compensation expense	1.5	—	25	—	—	—	25
Equity contingent consideration		—	7	—	—	—	7
Dividends ($0.04 per common share)	—	—	—	(3)	—	—	(3)
Comprehensive (loss) income	—	—	—	(150)	37	—	(113)
Balance as of December 31, 2022	74.7	$—	$2,276	$(873)	$(16)	$1	$1,388

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

Agreement and Plan of Merger with Advent International Corporation

On December 15, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Galileo Parent, Inc., a Delaware corporation (“Parent”), Galileo Bidco, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), and solely for the purposes set forth therein, Galileo Topco, Inc., a Delaware corporation and an indirect parent of Parent (“Preferred Equity Issuer”). Parent, Merger Sub and Preferred Equity Issuer are affiliates of funds advised by Advent International Corporation (“Advent”), a private equity firm headquartered in Boston, Massachusetts. British Columbia Investment Management Corporation (“BCI”) or one or more of its affiliates will also be a minority investor in Preferred Equity Issuer. The Merger Agreement provides that, on the terms and subject to the conditions of the Merger Agreement, at the closing of the transactions contemplated therein, Merger Sub will merge with and into Maxar (the “Merger”). Parent has obtained equity financing, preferred equity financing and debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses. Under the terms of the Merger Agreement, the Company’s stockholders will receive $53.00 in cash for each share of our common stock they hold on the transaction closing date. Pursuant to the terms of the Merger Agreement, the closing of the Merger Agreement is subject to the satisfaction of customary closing conditions, including adoption of the Merger Agreement by the Company’s stockholders and receipt of regulatory approvals.

Acquisitions

On November 1, 2022, the Company completed the acquisition of Wovenware Inc., (“Wovenware”) a privately held artificial intelligence and software development technology consulting firm. On July 1, 2020, the Company closed the acquisition of Vricon, Inc. (“Vricon”) by purchasing the remaining 50% ownership interest in Vricon (“Vricon Acquisition”). See Note 4 for additional details.

Completion of the sale of MDA

On April 8, 2020, the Company completed the sale of its former Canadian subsidiary (“MDA Business”), to Neptune Acquisition Inc. (“MDA Purchaser”), a corporation existing under the laws of the Province of British Columbia and an affiliate of Northern Private Capital Ltd. (“MDA Transaction”). This divestiture represented a strategic shift in the Company’s business and, in accordance with U.S. GAAP, the MDA Business qualified as a discontinued operation. As a result, the operating results and cash flows related to the MDA Business have been reflected as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. See Note 3 for additional details.

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

Unless otherwise indicated, amounts provided in the Notes to the Consolidated Financial Statements pertain to continuing operations (See Note 3 for information on discontinued operations).

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

Leases

The Company has both operating and finance leases. The majority of the Company’s leases are operating leases related to buildings. The Company’s finance leases are primarily related to equipment.

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

Some of the Company’s building lease agreements contain incentives for leasehold improvements. If the leasehold improvement has been determined to be owned by the lessee, the Company generally recognizes an incentive received at or before the commencement date as a reduction to the right-of-use asset. Incentives receivable at commencement that are probable of being received and within the Company’s control are included in the measurement of the lease liability and right-of-use asset. The Company uses the date of initial possession as the commencement date, which is generally when the Company has been given rights to access the space.

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

Contract costs generally include direct costs such as materials, labor and subcontract costs. Costs are expensed as incurred except for incremental costs incurred to obtain or fulfill a contract, which are capitalized and amortized on a systematic basis consistent with the transfer of goods or services to the customer to which the capitalized costs relate. As of December 31, 2022 and 2021, current costs to obtain or fulfill a contract were $13 million and $8 million, respectively, and are included in Other current assets within the Consolidated Balance Sheets. As of December 31, 2022

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

and 2021, non-current costs to obtain or fulfill a contract were $42 million and $47 million, respectively, and are included in Other non-current assets within the Consolidated Balance Sheets.

Space Infrastructure

Revenue in the Space Infrastructure segment is primarily generated from long-term construction contracts. Due to the long-term nature of these contracts, the Company generally recognizes revenue over time using the cost-to-cost method to measure progress. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs at completion ("EAC"). Revenue recognition is also contingent on estimated contractual consideration. Variable consideration is included in the Company’s estimates to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company estimates variable consideration as the most likely amount to which it expects to be entitled. An EAC includes all direct costs and indirect costs directly attributable to a program or allocable based on program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes to EAC cost or estimated contractual consideration are recorded as a cumulative catch-up adjustment.

Satellite construction contracts may include performance incentives whereby payment for a portion of the purchase price is contingent upon in-orbit performance of the satellite. These performance incentives are structured in two forms. As a warranty payback, the customer pays the entire amount of the performance incentive during the period of the satellite construction and such incentives are subject to refund if satellite performance does not achieve certain predefined operating specifications. As an orbital receivable, the customer makes payment of performance incentives over the in-orbit life of the satellite. Performance incentives, whether warranty payback or orbital receivables, are included in revenue during the construction period to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. A portion of performance incentives may be allocated to services in the post-launch period if a separate performance obligation for such services has been determined to exist within the contract. In addition to the in-orbit performance incentives, satellite construction contracts may include liquidated damages clauses. Liquidated damages can be incurred on programs as a result of delays due to slippage or for programs which fail to meet all milestone requirements as outlined within the contractual arrangements with customers. Losses related to liquidated damages result in a reduction of revenue recognized and are recorded in the period in which, based on available facts and circumstances, management believes it is probable that liquidated damages will be incurred and enforced.

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

Electro-Optical Commercial Layer Program – On May 25, 2022, the Company was awarded the Electro-Optical Commercial Layer contract (“EOCL Contract”) by the National Reconnaissance Office (“NRO”). The EOCL Contract transitioned the capacity requirements, previously addressed by the EnhancedView Contract and, with this award, replaces the scope of the EnhancedView Contract with respect to such requirements. The EOCL Contract includes one performance obligation to deliver a certain amount of capacity to the U.S. government over a 5-year base contractual term beginning on June 15, 2022 and up to five 1-year option periods. Revenue is recognized as capacity is provided to

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

the customer. As a consistent amount of capacity is being made available, revenue is recognized on a ratable basis. The Company determined the option years do not provide a material right to the NRO, and therefore do not give rise to additional performance obligations. As each option year is exercised, the consideration payable by the NRO will be recognized as revenue as capacity is provided over that option period. While the imagery acquisition portion of the EnhancedView Follow-On contract (“EnhancedView Contract”) has moved to the EOCL Contract, the Company will continue to perform other awarded services on the EnhancedView Contract through 2025, concurrent with the new EOCL Contract.

Direct Access Program – Direct Access Program arrangements generally include construction of the direct access facility, access to the satellites to task and download imagery and facility maintenance services. The facility is generally delivered at the beginning of the contractual period of performance with access and maintenance services delivered over the duration of the contractual term. The Company has determined that distinct performance obligations exist; the access and related non-distinct promised goods and services are included together as a combined performance obligation with maintenance services representing a standalone performance obligation. Where a direct access facility is to be constructed under a new Direct Access Program or upgraded to maintain an existing level of service, the access and the facility are considered a single combined performance obligation as the customer cannot benefit from the facility on its own or with other readily available resources. The transaction price allocated to the combined performance obligation is recognized as access minutes are consumed during the contractual period. The remaining transaction price allocated to the maintenance services is recognized ratably over the maintenance period.

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

Net (loss) income per common share

Net (loss) income per common share is computed by dividing net (loss) income by the sum of the weighted average number of common shares outstanding during the period.

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Research and development

Research and development costs are expensed in the period incurred. For the years ended December 31, 2022, 2021 and 2020, the Company expensed research and development costs of $40 million, $27 million, and $15 million, respectively, in Selling, general and administrative expense within the Consolidated Statements of Operations.

Implementation costs incurred in cloud computing arrangements

Deferred implementation costs for hosted cloud computing service arrangements are stated at historical cost and amortized on a straight-line basis over the term of the hosting arrangement to which the implementation costs relate to, including any probable renewals. Deferred implementation costs for these arrangements are included in Prepaid assets and Other non-current assets in the Consolidated Balance Sheets and amortized to the same line item as the related hosting fees in the Consolidated Statements of Operations. There was $2 million of amortization for the year ended December 31, 2022. There was no amortization for the years ended December 31, 2021 and 2020. The cash flows for deferred implementation costs and fees for the associated hosting arrangements are reporting in the same line within operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2022 and 2021, unamortized deferred implementation costs for cloud computing arrangements were $30 million and $20 million, respectively.

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

Derivative financial instruments and hedging activities

Derivative financial instruments used by the Company consist of interest rate swap agreements. The Company uses interest rate swap agreements to manage interest rate risk associated with cash outflows from long-term debt. Derivative financial instruments are measured at fair value and are included as components of Other current assets and Other non-current assets or Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. When derivative financial instruments are designated in a qualifying hedging relationship and hedge accounting is applied, the effectiveness of the hedges is measured at the end of each reporting period and the effective portion of changes in fair value are deferred in Accumulated other comprehensive income (loss). Amounts deferred in Accumulated other comprehensive income (loss) are reclassified to income when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in income in each period. Cash transactions related to the Company’s derivative contracts accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. For foreign exchange contracts not in a qualifying hedging relationship, changes in fair value are recognized immediately as a foreign exchange gain or loss in Other (income) expense, net within the Consolidated Statements of Operations.

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

The Company records an allowance on its orbital receivables when, based on current events and circumstances, it believes it is probable that the outstanding amounts will not be collected. The Company utilizes customer credit ratings, expected credit loss and other credit quality indicators, as well as contractual terms to evaluate the collectability of orbital receivables on a quarterly basis. When qualitative factors indicate that all or a portion of an outstanding orbital receivable is uncollectable, or that all or a portion of an outstanding orbital receivable previously deemed uncollectable is collectable, a fair value assessment is performed using a discounted cash flow model as an indicator to determine whether an increase or decrease in the allowance is necessary. Increases and decreases in the orbital receivables allowance are included in (Gain) loss on orbital receivables allowance in the Consolidated Statements of Operations.

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

The Company’s most significant joint venture was Vricon, a joint venture with Saab AB, specializing in the production of 3D models using high resolution imagery. On July 1, 2020, the Company closed the acquisition of Vricon by purchasing the remaining 50% ownership interest in Vricon. The operating results of Vricon are included in the Company’s Consolidated Statement of Operations beginning July 1, 2020. Equity method investments are insignificant for the years ended December 31, 2022 and 2021.

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The estimated useful lives are as follows:

Estimated useful life
Land improvements	20 years
Buildings	7 - 45 years
Leasehold improvements	lesser of useful life or term of lease
Equipment	2 - 40 years
Satellites [1]	11.5 - 17 years
Furniture and fixtures	2 - 10 years
Computer hardware	2 - 13 years

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

The Company used a qualitative approach for its goodwill impairment assessment as of October 1, 2022 and 2021 and determined that no impairment existed.

Warranty and after-sale service costs

A liability for warranty and after-sale service costs is recognized when the underlying product is sold. Warranty and after-sale service provisions are based on management’s best estimate of the expected obligation using historical warranty data and experience. Warranty and after-sale service liabilities related to products delivered under construction contracts are included in the EAC for revenue recognition. Warranty and after-sale service liabilities are presented in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets. Warranty and after-sale service costs are recognized within Product costs, excluding depreciation and amortization in the Consolidated Statement of Operations.

Restructuring costs

A liability for restructuring costs is recognized when the Company has approved a detailed and formal restructuring plan and the restructuring either has commenced or has been announced publicly. Restructuring liabilities are presented in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets. Restructuring costs are recognized within Selling, general and administrative expense or within Product costs and Service costs, excluding depreciation and amortization in the Consolidated Statements of Operations.

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

Stock-based compensation plans

The Company maintains a number of stock-based compensation plans for certain employees and directors that may be settled with cash and/or equity. For certain stock-based compensation plans, the Company has the ability to mandate equity settlement by issuing reserved shares. Stock-based compensation plans are measured at fair value using either the Black-Scholes option pricing model, the closing price of the Company’s common stock on the grant date or the Monte

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Carlo simulation model and the fair value is expensed on a graded vesting schedule over the vesting period. Management uses judgment to determine the inputs to the models including the expected plan lives, underlying stock price volatility and forfeiture rates. Volatility is estimated by considering the Company’s historic stock price volatility over similar periods to the expected life of the awards under consideration. Changes in these assumptions will impact the calculation of fair value and the amount of compensation expense recognized within Selling, general and administrative expense in the Consolidated Statements of Operations.

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company elected to apply the amendments beginning in 2022. On June 30, 2022, the Company amended its existing interest rate swaps that mature in June 2023 to modify the designated hedged interest rate risk from LIBOR to the Secured Overnight Financing Rate (“SOFR”) in connection with the Company's amendment and restatement of its Syndicated Credit Facility (as defined below) and elected to apply the contract modification optional expedient to the amendments and consider the amendments as a continuation of the existing contracts without performing an assessment that would otherwise be required under U.S. GAAP. See Note 13 for additional details regarding the amendments to the existing interest swaps.

Recently Issued Accounting Pronouncements

Accounting pronouncements issued, but not effective until after December 31, 2022, are not expected to have a material effect on the Company’s consolidated financial statements.

3.  DISCONTINUED OPERATIONS

On April 8, 2020, the Company completed the sale of the MDA Business to MDA Purchaser for an aggregate purchase price of $729 million ($1.0 billion Canadian dollars). The Company recognized an after-tax gain on disposal of discontinued operations of $317 million, net of $12 million in taxes, on the MDA Transaction for the year ended December 31, 2020. The tax on the MDA Transaction was primarily due to the estimated U.S. federal Base Erosion and Anti-Abuse Tax and California legislation suspending the use of net operating loss (“NOL”) carryforwards. The gain on the MDA Transaction includes a reclassification primarily related to the foreign currency translation adjustment balance of $68 million from Accumulated other comprehensive (loss) income. See Note 11 for details on the use of proceeds from the MDA Transaction.

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

The results of MDA are classified as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented. For the year ended December 31, 2020, the Company reported the operating results and cash flows related to the MDA Business through April 7, 2020. There was no activity within discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, the Company made $0 million and $13 million in payments, respectively, on a previously recorded liability in relation to the Company’s dispute with a Ukrainian customer that is reflected within discontinued operations in the Consolidated Statements of Cash Flows.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Income from discontinued operations, net of tax for the MDA Business in the Consolidated Statements of Operations consists of the following:

Year Ended
December 31,
2020 [1]
Revenues:
Product	$44
Service	42
Total revenues	86
Costs and expenses:
Product costs, excluding depreciation and amortization	38
Service costs, excluding depreciation and amortization	24
Selling, general and administrative	13
Depreciation and amortization	4
Impairment loss	12
Operating (loss) income	(5)
Interest expense, net	1
Other (income) expense, net[2]	(34)
Income before taxes	28
Income tax benefit	(4)
Income from operations of discontinued operations, net of tax	32
Gain on disposal of discontinued operations, net of tax	317
Income from discontinued operations, net of tax	$349

1For the year ended December 31, 2020, MDA Business results are presented through April 7, 2020.

[2]	Other (income) expense, net includes the $39 million recovery of the previously recorded liability in relation to the Company’s dispute with the Ukrainian Customer.

4.  BUSINESS COMBINATION

Acquisition of Wovenware

On November 1, 2022, the Company completed the acquisition of Wovenware, a privately held artificial intelligence and software development technology consulting firm, for total fair value consideration of $24 million, a portion of which is contingent on certain operating metrics, that will be paid out over a period of five years. As part of the acquisition, the Company acquired $5 million in net identifiable assets which resulted in the recognition of $19 million in goodwill. The goodwill is attributable primarily to the synergies expected to be achieved from integrating Wovenware with the Company’s existing capabilities. As of November 1, 2022, Wovenware is included in the Company’s Consolidated Statements of Operations. Wovenware results are consolidated within the Earth Intelligence Segment. The Wovenware acquisition is not material to the Company’s financial position or results of operations, and therefore, pro forma operating results for the acquisition are not presented.

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

To fund the Vricon Acquisition, the Company issued $150 million in aggregate principal amount of 7.54% senior secured notes due 2027 (“7.54% 2027 Notes”). See Note 11 for additional details on the issuance of the 7.54% 2027 Notes. As part of the Vricon Acquisition, Vricon’s stock-based awards vested upon the consummation of the Vricon Acquisition and were settled in cash for $26 million. The unvested awards were forfeited.

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

The following table presents unaudited pro forma financial information as if Vricon had been included in the Company’s financial results for the year ended December 31, 2020:

Year Ended
December 31,
2020
Revenues	$1,734
Net income	$302

The Company did not close any transactions qualifying as a business combination during the year ended December 31, 2021.

5.  TRADE AND OTHER RECEIVABLES, NET

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

	December 31,	December 31,
	2022	2021
U.S. government receivables:
Billed	$67	$65
Unbilled	92	124
	159	189
Other governments and commercial receivables:
Billed	131	97
Unbilled	42	19
	173	116
Total trade receivables	332	305
Orbital receivables, current portion	44	49
Other	4	2
Allowance for doubtful accounts	—	(1)
Trade and other receivables, net	$380	$355

During the year ended December 31, 2022, the Company reduced its outstanding receivables due to the amendment of its contract with EchoStar XXIV L.L.C., a subsidiary of EchoStar Corporation. (“EchoStar”) as a result of the expected shipment delay on the JUPITER 3 satellite (“JUPITER 3”) for the expected orbital payments by $42 million. See Note 15 for additional details regarding the adjustment to revenue. During the year ended December 31, 2021, the Company reduced its outstanding receivables related to the SXM-7 satellite for the final milestone and expected orbital payments by $15 million and $14 million, respectively. See Note 15 for additional details regarding the adjustment to revenue.

As of December 31, 2022 and 2021, non-current orbital receivables, net of allowances were $307 million and $368 million, respectively.

The Company has orbital receivables from 13 customers for which the largest customer’s value represents 33% and 30% of the stated current and non-current balance sheet values for the years ended December 31, 2022 and 2021, respectively.

There were no changes in the allowance for expected credit losses related to non-current orbital receivables for the year ended December 31, 2022. For the year ended December 31, 2021, as a result of an increased certainty of collections of the outstanding orbital receivables from the Company’s largest customer, due to their emergence from bankruptcy, the Company reversed its $49 million allowance for expected credit losses.

The expected timing of total contractual cash flows, including principal and interest payments for orbital receivables is as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
Contractual cash flows from orbital receivables	$69	$70	$64	$59	$55	$270	$587

During the years ended December 31, 2022 and 2021, the Company did not sell any eligible orbital receivables or repurchase any orbital receivables. The net proceeds received on previously sold orbital receivables have been recognized as securitization liabilities.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Securitization liabilities as of December 31, 2022 and 2021, are as follows:

	December 31,	December 31,
	2022	2021
Current portion	$15	$16
Non-current portion	18	32
Total securitization liabilities	$33	$48

6. INVENTORY, NET

	December 31,	December 31,
	2022	2021
Raw materials	$44	$34
Work in process	4	6
Total	$48	$40
Inventory reserve	(2)	(1)
Inventory, net	$46	$39

7.  PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,	December 31,
	2022	2021
Satellites	$398	$397
Equipment	209	221
Computer hardware	114	95
Leasehold improvements	95	83
Furniture and fixtures	17	16
Construction in process[1]	855	668
Property, plant and equipment, at cost	1,688	1,480
Accumulated depreciation	(594)	(540)
Property, plant and equipment, net	$1,094	$940

[1]	Construction in process is primarily related to the construction of the Company’s WorldView Legion satellites.

Depreciation expense for property, plant and equipment was $76 million, $86 million and $93 million for the years ended December 31, 2022, 2021 and 2020, respectively.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

8.  INTANGIBLE ASSETS AND GOODWILL

	December 31, 2022			December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$615	$(234)	$381	$615	$(190)	$425
Software	461	(174)	287	379	(152)	227
Technologies	49	(14)	35	367	(278)	89
Trade names and other	28	(13)	15	37	(18)	19
Backlog	—	—	—	107	(89)	18
Image library	—	—	—	80	(71)	9
Intangible assets	$1,153	$(435)	$718	$1,585	$(798)	$787

The gross carrying value and accumulated amortization balances for fully amortized backlog, image library, technologies and trade names and other were removed from the Consolidated Balance Sheets and excluded from the table above as of December 31, 2022. Amortization expense related to intangible assets was $163 million, $204 million and $255 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The estimated annual amortization expense related to finite-lived intangible assets as of December 31, 2022, is as follows:

	2023	2024	2025	2026	2027	2028 and thereafter
Amortization expense	$109	$108	$105	$77	$66	$253

Goodwill balances for each reporting segment are as follows:

	Earth Intelligence	Space Infrastructure	Total
Balance as of December 31, 2020
Goodwill	$1,769	$17	$1,786
Accumulated impairment losses	(142)	(17)	(159)
	1,627	—	1,627
Balance as of December 31, 2021
Goodwill	1,769	17	1,786
Accumulated impairment losses	(142)	(17)	(159)
	1,627	—	1,627
Acquisition of Wovenware	19	—	19
Acquisition of other	3	—	3
Balance as of December 31, 2022
Goodwill	1,791	17	1,808
Accumulated impairment losses	(142)	(17)	(159)
	$1,649	$—	$1,649

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

9. LEASES

The Company’s leases have remaining lease terms up to 12 years, some of which include options to extend the lease anywhere from six months to ten years.

Sale Leaseback

On December 10, 2019, the Company completed the sale and subsequent leaseback of Company owned properties in Palo Alto, California. The Company determined the leaseback of both properties to be operating leases, as the criteria to be classified as financing leases were not met. The Company recorded operating lease assets and liabilities of $63 million, representing the fair value of the minimum lease payments associated with the agreements to lease the assets back over a period of two to ten years. The Company also recorded a deferred financing liability representing the off-market terms of the lease. See Note 11 for additional details. During 2020, the Company recognized a $4 million reduction in the gain due to the extension of the lease term on one of the properties, which is included in Loss (gain) on sale of assets in the Company’s Consolidated Statement of Operations.

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

Finance lease expense, variable lease expense, short-term lease expense and sublease income are not material. The components of operating lease expense are as follows:

		Year Ended December 31,
	Classification	2022	2021	2020
Operating lease expense	Selling, general, and administrative expense, Product costs, and Service costs[1]	$45	$44	$47

1Excluding depreciation and amortization

Supplemental lease balance sheet information consists of the following:

		December 31,	December 31,
	Classification	2022	2021
Assets:
Operating	Non-current operating lease assets	$133	$145
Finance	Property, plant, and equipment, net	7	5
Total lease assets		$140	$150
Liabilities:
Current
Operating	Current operating lease liabilities	$34	$42
Finance	Current portion long-term debt	4	3
Non-current
Operating	Operating lease liabilities	133	138
Finance	Long-term debt	1	2
Total lease liabilities		$172	$185

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Supplemental lease cash flow information is as follows:

	December 31,	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38	$44
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16	$12

Other supplemental lease information consists of the following:

	December 31,	December 31,
	2022	2021
Weighted average remaining lease term (in years)
Operating leases	7	7
Finance leases	2	2
Weighted average discount rate
Operating leases	6.7%	6.4%
Finance leases	4.0%	3.2%

Maturities of lease liabilities are as follows:

	2023	2024	2025	2026	2027	Thereafter	Less: imputed interest	Total minimum lease payments
Operating leases	$35	$31	$27	$25	$25	$71	$(47)	$167
Finance leases	4	1	—	—	—	—	—	5

10.  WARRANTY AND RESTRUCTURING OBLIGATIONS

Changes to warranty and restructuring obligations during the years ended December 31, 2022 and 2021, are as follows:

	Warranty and after-sale service	Restructuring
Balance as of December 31, 2020	$38	$—
Obligations incurred	2	2
Payments/uses	(5)	—
Reversals	(1)	—
Balance as of December 31, 2021	$34	$2
Obligations incurred	1	13
Payments/uses	(5)	(10)
Reversals	(3)	—
Balance as of December 31, 2022	$27	$5

The Company incurred restructuring costs of $18 million for the year ended December 31, 2022, which included $5 million in restructuring costs incurred from the disposal of fixed assets related to the write-off of certain assets related to the outsourcing of certain components of contract manufacturing within the Space Infrastructure segment. The restructuring

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

costs for 2022 are primarily related to retention costs, severance costs and the write-off of certain assets related to the outsourcing of certain components of contract manufacturing within the Space Infrastructure segment. The Company incurred restructuring costs of $2 million and $0 million for the years ended December 31, 2021 and 2020, respectively.

11.  LONG-TERM DEBT AND INTEREST EXPENSE, NET

	December 31,	December 31,
	2022	2021
Syndicated Credit Facility:
Revolving Credit Facility	$125	$—
Term Loan B	1,493	1,444
9.75% 2023 Notes	—	500
7.75% 2027 Notes	500	—
7.54% 2027 Notes	150	150
Deferred financing	19	26
Obligations under finance leases and other	5	5
Debt discount and issuance costs	(98)	(39)
Total long-term debt	$2,194	$2,086
Current portion of long-term debt	(22)	(24)
Non-current portion of long-term debt	$2,172	$2,062

Syndicated Credit Facility

As of December 31, 2022, the Company’s senior secured syndicated credit facility (“Syndicated Credit Facility”) is composed of: (i) a senior secured first lien revolving credit facility in an aggregate capacity of up to $500 million maturing in June 2027 (“Revolving Credit Facility”) and (ii) a senior secured first lien term B facility in an aggregate principal amount of $1.5 billion maturing in June 2029, which was issued with an original issue discount of 4.50% (“Term Loan B”). As of December 31, 2022, 2021 and 2020, the Company was in compliance with its debt covenants.

On October 5, 2017, in connection with the acquisition of DigitalGlobe, the Company entered into the Syndicated Credit Facility in the aggregate principal amount of $3.75 billion, which was comprised of: (i) a four-year senior secured first lien revolving credit facility, (ii) a four-year senior secured first lien operating facility, (iii) a senior secured first lien term A facility and (iv) the Term Loan B. The net proceeds of the Syndicated Credit Facility were used, along with cash on hand, to consummate the acquisition of DigitalGlobe, to refinance all amounts outstanding under the Company’s existing syndicated credit facility and senior term loans, to repay DigitalGlobe’s outstanding indebtedness, to pay transaction fees and expenses, to fund working capital and for general corporate purposes.

On December 21, 2018, the Company amended the Syndicated Credit Facility (“Second Amending Agreement”). The Second Amending Agreement provided that, so long as certain conditions were satisfied (the period during which such conditions are satisfied, the “Covenant Relief Period”) the maximum consolidated debt leverage ratios permitted under the Syndicated Credit Facility were increased and the interest rate incurred by the Company thereunder at certain consolidated debt leverage ratios were increased. The Second Amending Agreement also adjusted the definition of EBITDA for the purpose of calculating the financial ratios under U.S. GAAP. In addition to the above, during the Covenant Relief Period, the Second Amending Agreement restricted the use of certain asset sale proceeds, limited the type of new debt issuances and limited certain restricted payments and permitted acquisitions under the Syndicated Credit Facility.

On November 4, 2019, the Company further amended the Syndicated Credit Facility (“Third Amending Agreement”), certain portions of which became effective immediately and certain portions of which became effective in December 2019 upon the issuance of the 2023 Notes. The Third Amending Agreement, during the Covenant Relief Period, (i)

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

modified the priority of the application of certain voluntary prepayments resulting from certain asset sales (but which did not affect the prepayments owed to the Term Loan B), and (ii) restricted use of proceeds of future borrowings. In addition, the Third Amending Agreement increased the maximum consolidated debt leverage ratios permitted under the Syndicated Credit Facility to 7.25x at the end of the fiscal quarter ended December 31, 2019, 7.50x at the end of the fiscal quarter ending March 31, 2020, 7.75x at the end of each fiscal quarter thereafter until the fiscal quarter ending September 30, 2021, 7.50x at the end of each fiscal quarter thereafter until the quarter ending September 30, 2022, 6.50x at the end of each fiscal quarter thereafter until the fiscal quarter ending March 31, 2023, and 5.75x for each fiscal quarter thereafter (subject to a 0.25x reduction in each maximum level upon a disposition of a business line for greater than $500 million). The Third Amending Agreement also extended the maturity of the Revolving Credit Facility by two years to December 2023, updated the Interest Coverage Ratio to be less than 2.0x at the end of each fiscal quarter, restricted investment capacity in certain permitted investments, restricted future increases in quarterly dividend payment levels and modified certain margin and standby fee terms. In addition, the Company canceled the operating credit facility and reduced committed borrowing capacity under the Revolving Credit Facility from $1.25 billion to $500 million.

On June 14, 2022, the Company further amended the terms of the Syndicated Credit Facility pursuant to an amended and restated credit agreement (“Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement (i) replaced the Consolidated Leverage Ratio financial maintenance covenant with the Consolidated Net Debt Leverage Ratio (as defined in the Amended and Restated Credit Agreement) financial maintenance covenant not to exceed (1) 5.50:1.00 for each fiscal quarter ending on or prior to December 31, 2022, (2) 5.00:1.00 for each fiscal quarter ending on or after March 31, 2023 through and including December 31, 2023 and (3) 4.50:1.00 for each fiscal quarter ending on or after March 31, 2024, (ii) changed the required level of the Interest Coverage Ratio maintenance covenant to 2.50:1.00 as of the last day of each fiscal quarter, (iii) increased the total amount of Term Loan B outstanding to $1.5 billion and (iv) permitted the issuance of the 7.75% Senior Secured Notes due 2027 (“7.75% 2027 Notes”) and the redemption of the 9.75% Senior Secured 2023 Notes (“9.75% 2023 Notes”).

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

Term Loan B

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

On June 14, 2022, in conjunction with the Amended and Restated Credit Facility, the Company evaluated the amendment of Term Loan B on a lender-by-lender basis and accounted for $1.3 billion as a debt extinguishment and $103 million as a debt modification. The portion accounted for as a debt modification is excluded from the presentation of cash flows from financing activities in the Consolidated Statement of Cash Flows as it represents a non-cash transaction. The Company recognized a loss on debt extinguishment of $10 million equal to the write-off of unamortized debt issuance costs.

Revolving Credit Facility

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. As of December 31, 2022 and December 31, 2021, the Company had $24 million and $28 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, if such borrowings are in U.S. dollars, either Adjusted Term SOFR plus an applicable margin ranging from 2.75% to 3.50% or ABR plus an applicable margin ranging from 1.75% to 2.50%, in each case depending on the total Consolidated Net Debt Leverage Ratio. The Company may also, at its option, borrow in Canadian dollars, Euros or British Pounds Sterling using the same applicable margins as noted for U.S. dollars. The Revolving Credit Facility is payable at maturity on June 14, 2027. The Revolving Credit Facility may be repaid by the Company, in whole or in part, together with accrued interest, without premium or penalty.

On June 14, 2022, in conjunction with the Amended and Restated Credit Facility, the modification of the Revolving Credit Facility resulted in the recognition of a loss on debt extinguishment of $1 million equal to the write-off of unamortized debt issuance costs. The Company recognized the loss on debt extinguishment in Interest expense, net in the Consolidated Statements of Operations.

9.75% Notes due 2023

On December 11, 2019, the Company issued $1.0 billion in aggregate principal amount of 9.75% 2023 Notes. The 9.75% 2023 Notes were offered and sold to qualified institutional buyers in the U.S. pursuant to Rule 144A and outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended. The 9.75% 2023 Notes were issued at a price of 98% and recorded as long-term debt in the Consolidated Financial Statements. The 9.75% 2023 Notes bore interest at the rate of 9.75% per year, payable semi-annually in cash in arrears, which interest payments commenced in June 2020.

On June 25, 2020, the Company repurchased $150 million aggregate principal amount of its 9.75% 2023 Notes using proceeds from the MDA Transaction. The 9.75% 2023 Notes were repurchased (“2023 Notes Repurchase”) at a price of approximately 112.45% of the principal amount repurchased.

On March 26, 2021, the Company redeemed $350 million aggregate principal amount of its 9.75% 2023 Notes using a portion of the net proceeds from an underwritten offering of 10 million shares of its common stock (“Offering”). The Company paid premiums of approximately $34 million related to the early redemption. This resulted in a loss on debt extinguishment of $41 million that was recorded in the first quarter of 2021, which is included as part of Interest expense, net within the Consolidated Statements of Operations for the year ended December 31, 2021.

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company accounted for the issuance of the 7.75% 2027 Notes and the redemption of the 9.75% 2023 Notes as a debt extinguishment. As a result, the 7.313% premium paid on the redemption of the 9.75% 2023 Notes is accounted for as a loss on debt extinguishment. Additionally, at the time of the extinguishment there were $1 million of unamortized debt issuance costs and an unamortized debt discount of $5 million associated with the 9.75% 2023 Notes, which were written off as a loss on debt extinguishment. The Company recognized a total loss on extinguishment of the 9.75% 2023 Notes of $42 million, which is included in Interest expense, net in the Consolidated Statement of Operations for the year ended December 31, 2022.

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

The 7.75% 2027 Notes are guaranteed (“7.75% 2027 Guarantees”) on a senior secured basis by each of the Company’s subsidiaries that are guarantors (“7.75% 2027 Guarantors”) under the Syndicated Credit Facility and its 7.54% 2027 Notes (as defined below). The 7.75% 2027 Notes are secured on a first-priority basis by liens on the Company’s and the 7.75% 2027 Guarantors’ assets that also secure, equally and ratably, the Company’s indebtedness under the Syndicated Credit Facility and the 7.54% 2027 Notes pursuant to the terms of a first lien intercreditor agreement.

The 7.75% 2027 Notes and 7.75% 2027 Guarantees will be the Company’s and the 7.75% 2027 Guarantors’ senior secured obligations. The 7.75% 2027 Notes and the 7.75% 2027 Guarantees rank senior in right of payment to any of the Company’s and the 7.75% 2027 Guarantors’ future subordinated indebtedness, will rank equally in right of payment with all of the Company’s and the 7.75% 2027 Guarantors’ existing and future senior indebtedness (including the Syndicated Credit Facility and the Existing Notes), rank equally to all of Company’s and the 7.75% 2027 Guarantors’ existing and future senior secured indebtedness to the extent of the value of the collateral securing such indebtedness be effectively senior to all of Company’s and the 7.75% 2027 Guarantors’ existing and future unsecured indebtedness and all of Company’s and the Guarantors’ existing and future indebtedness secured on a junior basis to the extent of the value of the collateral securing the 7.75% 2027 Notes and the related 7.75% 2027 Guarantees, and will be structurally subordinated to all existing and future liabilities of each of the Company’s existing and future subsidiaries that does not guarantee the 7.75% 2027 Notes.

The 7.75% 2027 Notes may be redeemed, in whole or in part, at the Company’s option, at any time during the 12 months beginning on June 15, 2024, at a redemption price of 103.875%, during the 12 months beginning on June 15, 2025, at a redemption price of 101.938%, and at any time on or after June 15, 2026 at a redemption price of 100%, in each case plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company may also redeem up to 40% of the aggregate principal amount of the 7.75% 2027 Notes at any time before June 15, 2024 with the net cash proceeds from certain equity offerings at a redemption price of 107.750% plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. If the Company experiences specific kinds of changes of control, it may be required to offer to purchase the Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the date of the repurchase.

The indenture governing the 7.75% 2027 Notes contains covenants limiting the Company’s and its restricted subsidiaries’ ability to, among other things incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt that is junior in right of payment to the 7.75% 2027 Notes; make loans and investments; grant or incur liens; pay

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

dividends, make loans or asset transfers from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into transactions with affiliates; and consolidate or merge with, or sell substantially all of their assets to, another person.

7.54% Notes due 2027

On June 25, 2020, the Company issued $150 million in aggregate principal amount of 7.54% Senior Secured Notes due 2027. The 7.54% 2027 Notes were offered and sold to qualified institutional buyers in the U.S. pursuant to Rule 144A and outside the U.S. pursuant to Regulation S under the Securities Act. The 7.54% 2027 Notes were issued at a price of 98.25% and are recorded as long-term debt in the consolidated financial statements. The 7.54% 2027 Notes bear interest at the rate of 7.54% per year, payable semi-annually in cash in arrears, for which interest payments commenced in December 2020. The 7.54% 2027 Notes will mature on December 31, 2027, unless earlier redeemed or repurchased.

The Company accounted for the issuance of the 7.54% 2027 Notes and 9.75% 2023 Notes Repurchase as debt modifications. As a result, the 12.45% premium paid on the repurchase of the $150 million aggregate principal amount of 9.75% 2023 Notes is accounted for as an incremental discount that is amortized over the life of the 7.54% 2027 Notes. Separately, the previously incurred unamortized debt discount and debt issuance costs are amortized over the remaining life of the outstanding 9.75% 2023 Notes.

The 7.54% 2027 Notes are guaranteed (“7.54% 2027 Guarantees”) on a senior secured basis by each of the Company’s existing and future subsidiaries that guarantees the 9.75% 2023 Notes and the Syndicated Credit Facility (“7.54% 2027 Guarantors”). The 7.54% 2027 Notes are secured, equally and ratably with the 9.75% 2023 Notes, the Syndicated Credit Facility and any future first lien debt, by liens on the same assets that secure the Revolving Credit Facility and Term Loan B.

The 7.54% 2027 Notes and the 7.54% 2027 Guarantees are the Company’s general senior secured obligations and rank equally in right of payment with all of the Company’s and the 7.54% 2027 Guarantors’ existing and future unsubordinated debt (including the 9.75% 2023 Notes and the Syndicated Credit Facility). The 7.54% 2027 Notes and the 7.54% 2027 Guarantees are effectively senior to all of the Company’s and the 7.54% 2027 Guarantors’ existing and future unsecured debt as well as to all of any permitted junior lien debt that may be incurred in the future, in each case to the extent of the value of the assets securing the 7.54% 2027 Notes and the 7.54% 2027 Guarantees. The 7.54% 2027 Notes and the 7.54% 2027 Guarantees are effectively subordinated to any obligations that are secured by liens on assets that do not constitute a part of the collateral securing the 7.54% 2027 Notes or the 7.54% 2027 Guarantees, are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 7.54% 2027 Notes, and are senior in right of payment to all of the Company’s and the Guarantors’ existing and future subordinated indebtedness.

The 7.54% 2027 Notes may be redeemed, in whole or in part, at any time during the 12 months beginning on June 25, 2024, at a redemption price of 105.655%, during the 12 months beginning on June 25, 2025, at a redemption price of 103.770%, and at any time on or after June 25, 2026, at a redemption price of 101.885%, in each case plus accrued and unpaid interest, if any, thereon to the redemption date. The Company may also redeem the 7.54% 2027 Notes, in whole or in part, at the Company’s option at any time prior to June 25, 2024, at a price equal to 100% of the principal amount of such 7.54% 2027 Notes plus a “make-whole” premium, together with accrued but unpaid interest, if any, to, but excluding, the date of redemption. In addition, the Company may redeem up to 40% of the aggregate principal amount of the 7.54% 2027 Notes at any time before June 25, 2024, with the net cash proceeds from certain equity offerings at a specified redemption price, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

The indenture governing the 7.54% 2027 Notes limits, among other things, the Company’s and the Company’s restricted subsidiaries’ ability to: incur, assume or guarantee additional debt; issue redeemable stock and preferred stock; pay dividends, make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase subordinated debt;

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

In the event a change of control occurs (as defined in the indenture governing the 7.54% 2027 Notes), each holder will have the right to require us to repurchase all or any part of such holder’s 7.54% 2027 Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the 7.54% 2027 Notes repurchased, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Leaseback Deferred Financing

On December 10, 2019, the Company completed the sale and subsequent leaseback of company owned properties in Palo Alto, California for proceeds of $291 million. The Company determined that the leaseback terms were off-market. In accordance with ASC 842 – Leases, the Company accounted for the excess of the leaseback payments over the present value of market rental payments as additional financing, separate from the lease liability. This resulted in recognition of a deferred financing liability of $33 million, which is repayable over the 10-year leaseback term. This liability was calculated using a weighted average discount rate of 4.62%. The deferred financing liability is recorded as part of Current portion of long-term debt and Long-term debt within the Consolidated Balance Sheets. Refer to Note 9 for additional information.

Interest expense, net on long-term debt and other obligations is as follows:

	Year Ended December 31,
	2022	2021	2020
Interest on long-term debt	$156	$144	$191
Loss on debt extinguishment	53	41	7
Interest on orbital securitization liability	3	4	5
Imputed interest and other	1	2	2
Interest expense on advance payments from customers	—	—	3
Capitalized interest	(55)	(40)	(33)
Interest expense, net	$158	$151	$175

Scheduled minimum debt repayments for the year ended December 31, 2022 are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
Syndicated Credit Facility
Revolving credit facility	$—	$—	$—	$—	$125	$—	$125
Term Loan B	15	15	15	15	15	1,418	1,493
7.75% 2027 Notes	—	—	—	—	500	—	500
7.54% 2027 Notes	—	—	—	—	150	—	150
Deferred financing	2	2	2	3	3	7	19
Finance leases and other	4	1	—	—	—	—	5
Total principal payments	$21	$18	$17	$18	$793	$1,425	$2,292
Debt discount and issuance costs							(98)
Total long-term debt							$2,194

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

	Recurring Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Orbital receivables [1]	$—	$392	$—	$392
Interest rate swaps	—	21	—	21
	$—	$413	$—	$413
Liabilities
Long-term debt [2]	$—	$2,168	$—	$2,168
	$—	$2,168	$—	$2,168

	Recurring Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Orbital receivables [1]	$—	$481	$—	$481
Interest rate swaps	—	3	—	3
	$—	$484	$—	$484
Liabilities
Interest rate swaps	$—	$4	$—	$4
Long-term debt [2]	—	2,132	—	2,132
	$—	$2,136	$—	$2,136

[1]

The carrying value of orbital receivables was $351 million and $417 million at December 31, 2022 and December 31, 2021, respectively. See Note 5 regarding the gain on orbital receivables allowance for the year ended December 31, 2021.

[2]

Long-term debt excludes borrowings under the Revolving Credit Facility, deferred financing and obligations under finance leases and other, and is carried at amortized cost. The outstanding carrying value was $2,045 million and $2,055 million as of December 31, 2022 and 2021, respectively. The carrying value of borrowings under the Revolving Credit Facility approximates their fair value.

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

There were no transfers into or out of each of the levels of the fair value hierarchy during the years ended December 31, 2022 or December 31, 2021.

13.  DERIVATIVES AND HEDGING

Cash Flow Hedges

The Company is exposed to fluctuations in interest rates under the Syndicated Credit Facility. The Company enters into interest rate swap agreements in order to fix the base interest rate to be paid over an aggregate amount of the Company’s variable rate long-term debt. On April 29, 2022, $500 million of the Company’s interest rate swaps matured. On June 22, 2022, the Company entered into SOFR interest rate swaps having a notional value of $500 million. In June 2022, the Company amended its existing interest rate swaps that mature in June 2023 to modify the designated hedged interest rate risk from LIBOR to SOFR in connection with the Company’s Amended and Restated Credit Agreement. In total, as of December 31, 2022, an aggregate of $1 billion of the Company’s variable rate long-term debt is fixed at an average one-month SOFR rate of 1.71% (excluding the margin specified in the Syndicated Credit Facility) pursuant to the Company’s outstanding interest rate swaps. In each of June 2023 and June 2024, the Company will have interest rate swap maturities of $500 million.

The Company had no foreign exchange forward contracts at December 31, 2022 or 2021.

	December 31, 2022
	Notional amount	Maximum Contract term
Derivatives designated as hedging instruments
Interest rate swaps	$1,000	1.5 years

	December 31, 2021
	Notional amount	Maximum Contract term
Derivatives designated as hedging instruments
Interest rate swaps	$1,000	1.5 years

The effective portion of gains included in Other comprehensive income (loss), net of tax related to the Company’s interest rate swaps was $22 million and $19 million for the years ended December 31, 2022 and 2021, respectively.

The effective portion of losses included in Other comprehensive income (loss), net of tax related to the Company’s interest rate swaps was $3 million for the year ended December 31, 2020. As of December 31, 2022, the estimated gain included in Accumulated other comprehensive income (loss) expected to be recognized in Net income (loss) in the next twelve months is $19 million.

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

14. STOCKHOLDERS’ EQUITY

Changes in the components of Accumulated other comprehensive income (loss) are as follows:

	Foreign currency translation adjustments	Unrealized (loss) gain on interest rate swaps	Pension and other postretirement plan adjustments	Total accumulated other comprehensive income (loss)
Balance as of December 31, 2019	$126	$(12)	$(73)	$41
Other comprehensive loss	(47)	(3)	(43)	(93)
Reclassification to gain on disposal of discontinued operations[1]	(78)	(5)	15	(68)
Tax benefit (expense)	—	—	—	—
Balance as of December 31, 2020	$1	$(20)	$(101)	$(120)
Other comprehensive (loss) income	(2)	19	50	67
Tax benefit (expense)	—	—	—	—
Balance as of December 31, 2021	$(1)	$(1)	$(51)	$(53)
Other comprehensive (loss) income	(1)	22	16	37
Tax benefit (expense)	—	—	—	—
Balance as of December 31, 2022	$(2)	$21	$(35)	$(16)

1	Relates to the reclassification of foreign currency translation from Accumulated other comprehensive (loss) income to the gain on disposal of discontinued operations due to the completion of the MDA Transaction. See Note 3 for details.

On March 22, 2021, the Company completed the Offering of 10 million shares of common stock at a public offering price of $40 per share. The Company received proceeds of $380 million, net of $20 million of transaction fees.

As of December 31, 2020, the Company had 2.4 million shares authorized and no shares outstanding of the Series A Preferred Stock. On May 17, 2021, the Company filed a Certificate of Elimination of Series A Junior Participating Preferred Stock with the Delaware Secretary of State, thereby removing the Certificate of Designations of the Series A Preferred Stock from the Company’s Amended and Restated Certificate of Incorporation. Therefore, as of December 31, 2021 and 2022, the Company had no shares authorized and no shares outstanding of the Series A Preferred Stock.

15. REVENUES

As of December 31, 2022, the Company had $3,194 million of remaining performance obligations, which represents the transaction price of firm orders less inception to date revenues recognized. Remaining performance obligations generally exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenues relating to existing performance obligations of approximately $1,250 million, $757 million, and $1,187 million for the fiscal years 2023, 2024 and thereafter, respectively.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Contract liabilities by segment are as follows:

As of December 31, 2022	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$107	$257	$364

As of December 31, 2021	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$32	$257	$289

Contract liabilities increased to $364 million as of December 31, 2022 from $289 million as of December 31, 2021. The increase of $75 million in contract liabilities is primarily due to an increase in contract liabilities within the Earth Intelligence segment driven by the Electro-Optical Commercial Layer contract awarded to the Company in May 2022. The Company had an immaterial balance of non-current contract liabilities as of both December 31, 2022 and December 31, 2021. Non-current contract liabilities are included in Other non-current liabilities on the Consolidated Balance Sheets.

The Company’s primary sources of revenues are as follows:

Year Ended December 31, 2022	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$527	$—	$527
Service revenues	1,078	—	—	1,078
Intersegment	—	99	(99)	—
	$1,078	$626	$(99)	$1,605

Year Ended December 31, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$678	$—	$678
Service revenues	1,092	—	—	1,092
Intersegment	1	62	(63)	—
	$1,093	$740	$(63)	$1,770

Year Ended December 31, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$633	$—	$633
Service revenues	1,081	9	—	1,090
Intersegment	—	79	(79)	—
	$1,081	$721	$(79)	$1,723

Revenue in the Space Infrastructure segment is primarily generated from long-term construction contracts. Due to the long-term nature of these contracts, the Company generally recognizes revenue over time using the cost-to-cost method to measure progress. Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to EAC. Revenue recognition is also contingent on estimated contractual consideration. An EAC includes all direct costs and indirect costs directly attributable to a program or allocable based on program cost pooling arrangements. Estimates regarding the Company’s cost associated with the design, manufacture and delivery of products and services are used in determining the EAC. Changes to EAC cost or estimated contractual consideration are recorded as a cumulative catch-up adjustment.

The Company recognized a cumulative adjustment to revenue of $92 million and a cumulative catch-up to EAC costs of $3 million for the year ended December 31, 2022, related to the JUPITER 3 amendment and commercial agreement with

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

EchoStar. This resulted primarily from reducing the EAC transaction price for the amount of the remaining milestone and expected orbital payments from EchoStar due to the delay of the expected shipment of JUPITER 3. Additionally, as the Company has not yet identified the scope of goods and/or services to be purchased under the aforementioned commercial agreement, the total $95 million cumulative adjustment includes a $29 million adjustment to revenue and a corresponding cumulative catch-up to EAC costs of $1 million related to these goods and/or services. If at a later date the goods and/or services are identified the reduction to revenue will be adjusted. See Note 5 for additional details regarding the adjustment to trade and other receivables.

The Company recognized a cumulative adjustment to revenue of $30 million for the year ended December 31, 2021, related to the Sirius XM contract with Sirius XM Holdings Inc. (“Sirius XM”). This resulted primarily from adjusting the EAC transaction price for the amount of the final milestone and expected orbital payments from Sirius XM due to the non-performance of the SXM-7 satellite and other adjustments. In addition to the cumulative adjustment recognized for the year ended December 31, 2021, incremental costs of $3 million were incurred related to the SXM-7 recovery efforts. See Note 5 for additional details regarding the adjustment to trade and other receivables.

The Company has certain programs in the Space Infrastructure segment which contain significant development efforts that have experienced delays and cost growth primarily due to the complexity of the programs resulting in an overall loss position. The Company recorded $50 million in EAC cost adjustments on loss contracts, including $12 million related to the JUPITER 3 loss contract for the year ended December 31, 2022. The Company recorded $32 million in EAC cost adjustments on loss contracts for the year ended December 31, 2021.

The Company recognized revenue from post-launch services within the Space Infrastructure segment of $24 million, $27 million and $30 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in product revenues.

The approximate revenue based on geographic location of customers is as follows:

	Year Ended December 31,
	2022	2021	2020
United States	$1,315	$1,431	$1,406
Asia	95	97	96
Europe	65	80	84
Middle East	57	54	54
Australia	43	70	37
Canada	16	10	10
South America	5	17	25
Other	9	11	11
Total revenues	$1,605	$1,770	$1,723

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Revenues from significant customers is as follows:

Year Ended December 31, 2022	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$722	$230	$—	$952
Commercial and other	356	396	(99)	653
Total revenues	$1,078	$626	$(99)	$1,605

Year Ended December 31, 2021	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$701	$235	$—	$936
Commercial and other	392	505	(63)	834
Total revenues	$1,093	$740	$(63)	$1,770

Year Ended December 31, 2020	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$774	$288	$—	$1,062
Commercial and other	307	433	(79)	661
Total revenues	$1,081	$721	$(79)	$1,723

The Company had revenues from a commercial customer in the Space Infrastructure segment that represented 12%, 19% and 11% of total revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

16.  SEGMENT INFORMATION

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

The Company’s Chief Operating Decision Maker measures the performance of each segment based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, tax, depreciation and amortization (“EBITDA”) adjusted for certain items affecting comparability of the Company’s ongoing operating results as specified in the calculation. Certain items affecting the comparability of our ongoing operating results between periods include restructuring, impairments, insurance recoveries, gain (loss) on sale of assets, (gain) loss on orbital receivables allowance, offset obligation fulfillment, amortization of deferred ERP implementation costs and transaction and integration related expense. Transaction and integration related expense includes costs associated with de-leveraging activities, acquisitions and dispositions and the integration of acquisitions. Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses and fees for audit, legal and consulting services.

Intersegment sales are generally recorded at cost-plus a specified margin, which may differ from what the segment may be able to obtain on sales to external customers.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The following table summarizes the operating performance of the Company’s segments:

	Year Ended December 31,
	2022	2021	2020
Revenues:
Earth Intelligence	$1,078	$1,093	$1,081
Space Infrastructure	626	740	721
Intersegment eliminations	(99)	(63)	(79)
Total revenues	$1,605	$1,770	$1,723

Adjusted EBITDA:
Earth Intelligence	$445	$492	$513
Space Infrastructure	(32)	46	(3)
Intersegment eliminations	(36)	(25)	(27)
Corporate and other expenses	(91)	(89)	(61)
Restructuring	(18)	(2)	—
Offset obligation fulfillment	(12)	—	—
Transaction and integration related expense	(6)	(1)	(7)
Amortization of deferred ERP implementation costs	(2)	—	—
(Loss) gain on remeasurement of equity interest [1]	(1)	—	85
Gain (loss) on orbital receivables allowance	—	49	(14)
Impairment loss	—	—	(33)
Insurance recovery [2]	—	1	—
Loss on sale of assets	—	—	(1)
Depreciation and amortization	(239)	(290)	(348)
Interest expense, net	(158)	(151)	(175)
Interest income [3]	2	3	3
Equity in income from joint ventures, net of tax	—	—	(1)
(Loss) income from continuing operations before taxes	$(148)	$33	$(69)

[1]

As a result of the Vricon Acquisition during the year ended December 31, 2020, the Company was required to remeasure its previously held equity interest in Vricon at its acquisition date fair value which resulted in a gain of $85 million. The (Loss) gain on remeasurement of equity interest is included in Other expense (income), net on the Consolidated Statements of Operations.

[2]	Insurance recovery is included in Other expense (income), net on the Consolidated Statement of Operations.
[3]	Interest income is included in Other expense (income), net on the Consolidated Statements of Operations.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company’s capital expenditures are as follows:

Year Ended December 31, 2022	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$148	$17	$61	$226
Intangible assets	88	—	5	93
	$236	$17	$66	$319

Year Ended December 31, 2021	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$79	$16	$40	$135
Intangible assets	87	—	12	99
	$166	$16	$52	$234

Year Ended December 31, 2020	Earth Intelligence	Space Infrastructure	Corporate and eliminations	Total
Capital expenditures:
Property, plant and equipment	$147	$21	$53	$221
Intangible assets	79	1	7	87
	$226	$22	$60	$308

Substantially all of the Company’s long-lived tangible assets were in the United States as of December 31, 2022, 2021 and 2020.

17. IMPAIRMENT LOSSES

There were no impairment losses recognized for the year ended December 31, 2022 or 2021.

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

For the year ended December 31, 2020, the Company recognized an orbital receivable impairment loss of $14 million, within the Space Infrastructure segment primarily due to a decrease in customer credit ratings. See Note 5 for details related to the reversal of the orbital receivables allowance.

18.  EMPLOYEE BENEFIT PLANS

Defined contribution plan

The Company maintains a defined contribution plan for some of its employees in the U.S., whereby the Company pays contributions based on a percentage of the employees’ annual salary. For the years ended December 31, 2022, 2021 and 2020, the Company recorded expense of $21 million, $19 million and $16 million, respectively, related to the plan.

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

	Pension		Other Postretirement
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$585	$624	$13	$14
Service cost	3	3	—	—
Interest cost	14	14	—	—
Actuarial (gains) losses	(125)	(23)	(2)	(1)
Benefits paid	(33)	(33)	(1)	—
Benefit obligation at end of year	$444	$585	$10	$13

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$462	$444	$—	$—
Actual return on assets	(83)	51	—	—
Employer contributions	1	1	1	—
Benefits paid	(31)	(31)	(1)	—
Expenses paid	(3)	(3)	—	—
Fair value of plan assets at end of year	346	462	—	—
Unfunded status at end of year	$(98)	$(123)	$(10)	$(13)

Liabilities recognized in the Consolidated Balance Sheets:
Accrued compensation and benefits	$(1)	$(1)	$(1)	$(1)
Pension and other postretirement benefits	(97)	(122)	(9)	(12)
	$(98)	$(123)	$(10)	$(13)

The $141 million decrease in the pension benefit obligation from 2021 to 2022 was primarily due to the increase in the discount rate. The $116 million decrease in the fair value of plan assets from 2021 to 2022 was primarily due to the return on assets.

The accumulated benefit obligation for the defined pension benefit plans was $444 million and $585 million at December 31, 2022 and 2021, respectively.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The following table provides the net pension and other postretirement benefits recognized in Accumulated other comprehensive (loss) income at December 31:

	Pension		Other Postretirement
	2022	2021	2022	2021
Net (loss) gain	$(45)	$(60)	$10	$9

The following table summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and other postretirement plans at December 31:

	Pension		Other Postretirement
	2022	2021	2022	2021
Discount rate	4.9%	2.6%	4.9%	2.6%

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the years ended December 31:

	Pension			Other Postretirement
	2022	2021	2020	2022	2021	2020
Interest cost	$14	$14	$17	$—	$1	$—
Expected return on plan assets	(29)	(29)	(24)	—	—	—
Amortization of net loss (gain)	—	6	1	(1)	(1)	—
Settlement gain	—	—	—	—	—	(4)
Expenses paid	3	3	2	—	—	—
Net periodic benefit	$(12)	$(6)	$(4)	$(1)	$—	$(4)

The following table summarizes the components recognized in Other comprehensive (income) loss for the Company’s pension and other postretirement benefit plans for the years ended December 31:

	Pension			Other Postretirement
	2022	2021	2020	2022	2021	2020
Net (gain) loss	$(14)	$(44)	$40	$(3)	$(1)	$4
Amortization of net (loss) gain	—	(6)	(1)	1	1	—
Total recognized in other comprehensive (income) loss	$(14)	$(50)	$39	$(2)	$—	$4
Total recognized in net periodic benefit credit and other comprehensive (income) loss	$(26)	$(56)	$35	$(3)	$—	$—

The following table summarizes the weighted average assumptions used to determine the net periodic benefit cost for the Company’s pension and other postretirement benefit plans for the years ended December 31:

	Pension			Other Postretirement
	2022	2021	2020	2022	2021	2020
Discount rate	2.6%	2.2%	3.0%	2.6%	2.2%	3.0%
Expected long-term return on plan assets	6.5%	6.5%	6.5%	N/A	N/A	N/A

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

The following table presents a summary of target asset allocations for each major category of the plan assets as well as the actual asset allocations at December 31, 2022:

Asset Allocation	Target	Actual
Cash and cash equivalents	—%	1%
U.S. and global equity securities	71%	71%
Fixed income	29%	28%
	100%	100%

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The following table presents the fair value of the Company’s pension plan assets by asset category segregated by level within the fair value hierarchy, as described below:

	December 31, 2022				December 31, 2021
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3	$—	$—	$3	$3	$—	$—	$3
Commingled funds [1]				343				459
Total assets at fair value	$3	$—	$—	$346	$3	$—	$—	$462

[1]

Investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy table. The total fair value of these amounts are presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented for total defined benefit pension plan assets.

Contributions. The funding policy for the Company’s pension and postretirement benefit plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. At December 31, 2022, all legal funding requirements had been met.

The American Rescue Plan Act of 2021 (“ARPA Act”) was enacted on March 11, 2021 in the United States. The ARPA Act includes provisions for pension funding relief in future periods. The Company has elected to take advantage of these provisions and anticipates lower required contributions for the qualified pension plan in the upcoming fiscal years. Due to the Company’s election, are no required contributions for the Company’s qualified pension plan for the year ending December 31, 2023.

Estimated Future Benefit Payments. The following table presents expected pension and other postretirement benefit payments which reflect expected future service, as appropriate.

	2023	2024	2025	2026	2027	2028 through 2032
Pension	$32	$32	$32	$33	$33	$158
Other postretirement	1	1	1	1	1	4
	$33	$33	$33	$34	$34	$162

19.  STOCK-BASED COMPENSATION PLANS

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

2019 Incentive Award Plan – The Company adopted the 2019 Incentive Award Plan (“2019 Plan”) in March 2019 and the stockholders approved the 2019 Plan in May 2019. The 2019 Plan provides for grants to eligible employees, officers, consultants, directors or advisors of the Company and its subsidiaries of stock options, SARs, restricted stock award, RSUs, deferred stock award and PSUs in order to provide a long-term incentive compensation to such persons. 2,525,000 shares were reserved for issuance under the 2019 Plan. Subsequently, stockholders approved and reserved for issuance an additional 2,550,000 shares in May 2020 and another 2,000,000 shares in May 2021. In addition, any shares subject to a prior plan that are forfeited, cancelled, or expired shall be available for future grants under the 2019 Plan. Only awards settled in equity count against the share reserve. Awards are actively being granted out of the 2019 Plan as of December 31, 2022.

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

Maxar Technologies Inc. Employee Stock Purchase Plan – On March 27, 2019, the Company implemented an employee stock purchase plan. Under this plan, the Company may issue 5,000,000 common shares to certain eligible employees. Under the terms of the plan, employees can purchase shares of the Company at 85% of the market value of the shares on the lower closing price of either the first or last day of the purchase period. Employees can allocate a maximum of 10% of their salary to the plan to a maximum of $25,000 per annum. During the years ended December 31, 2022, 2021 and 2020, 464,833, 308,554, and 543,184 common shares were issued, respectively, at an average price of $22.10, $27.71, and $9.75, respectively, under the employee stock purchase plan.

DigitalGlobe Equity Plan – The Employee Stock Option Plan (“DigitalGlobe Equity Plan”) was assumed as a result of the DigitalGlobe acquisition, effective as of October 5, 2017. As of December 31, 2017, no further awards shall be granted under the DigitalGlobe Equity Plan.

Stock Appreciation Rights

Certain awards issued under the 2017 Plan and Omnibus Plan remain outstanding as of December 31, 2022. The SARs issued under the 2017 Plan and Omnibus Plan vest over a period of four years, in the amount of one-quarter each year, and expire ten years from their grant date.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

SARs Accounted for as Liability and Equity Classified Awards

A summary of the SARs accounted for as liability and equity classified awards for the year ended December 31, 2022 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	awards	price	term (in years)	value
SARs outstanding at December 31, 2021	921,136	$51.13
Exercised	(17,400)	48.91
Expired	(38,717)	49.07
SARs outstanding at December 31, 2022	865,019	51.27	4.29	$2,204,569
SARs vested at December 31, 2022	865,019	51.27	4.29	$2,204,569
SARs exercisable at December 31, 2022	865,019	$51.27	4.29	$2,204,569

No SARs were granted during the years ended December 31, 2022, 2021 or 2020. There were 17,400 SARs exercised during the year ended December 31, 2022. There were 20,450 SARs exercised during the year ended December 31, 2021. There were no SARs exercised in during the year ended December 31, 2020. There were 39,070 liability and 825,949 equity classified awards outstanding as of December 31, 2022.

As of December 31, 2022, there is no unrecognized compensation expense related to nonvested SARs as they have all vested.

Restricted Share Units

The Company issues RSUs to certain employees under the 2019 Plan. The RSUs vest over a period of either three years, in the amount of one-third each year, or one year, and are settled either in cash or equity on the vesting date.

RSUs Accounted for as Liability Classified Awards

There were no RSU liability classified awards granted during the year ended December 31, 2022 or 2021. During the fourth quarter of 2020, the Company modified its outstanding 532,365 RSUs accounted for as liability classified awards to be equity settled on the vesting date. This modification resulted in an incremental share-based compensation expense of $3 million on the modification date and affected 37 employees. As a result of the modification, there were no remaining outstanding nonvested RSU liability classified awards as of December 31, 2020.

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

A summary of the status of the Company’s nonvested RSU awards under the 2019 Plan and Omnibus Plan as of December 31, 2022 and changes for the year ended December 31, 2022 is presented below:

		Weighted		Weighted
		average		average
	Number of	grant date	Number of	grant date
	awards [1]	fair value [1]	awards [2]	fair value [2]
Nonvested RSUs at December 31, 2021	2,299,133	$24.15	24,938	$3.99
Granted	1,160,014	28.06	—	—
Vested	(1,302,113)	21.79	(24,938)	3.99
Cancelled	(239,578)	27.00	—	—
Nonvested RSUs at December 31, 2022	1,917,456	$27.76	—	$—

1RSUs under the 2019 Plan

2RSUs under the Omnibus Plan

During the years ended December 31, 2022, 2021, and 2020, the total fair value of RSUs that vested was $28 million, $20 million and $14 million, respectively. During the year ended December 31, 2022, there were 1,327,051 RSU awards that vested.

As of December 31, 2022, total unrecognized compensation expense related to nonvested RSUs was $17 million and is expected to be recognized over a weighted average remaining period of 0.9 years.

Performance Share Units

The Company issues PSUs to certain employees under the Omnibus Plan and 2019 Plan. The PSUs vest over a period of three years from the beginning date of a pre-determined performance period to the extent the Company has met its adjusted cash leverage (“ACL”) and total shareholder return (“TSR”) performance criteria during the performance period. Each unit has the ability to earn up to two common shares and the total number of shares earned is based upon both the ACL and TSR, which compares the Company's relative TSR performance against the total shareholder return of the Russell 2000 index over the term of the award. Performance related to both the ACL and TSR can be 0-200%. The total payout is the average of the ACL and TSR and the maximum payout percentage for all PSUs granted by the Company is 200%. For PSUs granted in 2019, the payout for performance at 100% was settled in equity and the performance greater than 100% was paid in cash. The final tranche of the PSUs granted in 2019 vested in the first quarter of 2022. For PSUs granted in 2022, 2021 and 2020, the payout for performance has been or will be settled completely in equity.

A summary of the PSU awards for the year ended December 31, 2022 is presented below:

		Weighted
		average
	Number of	grant date
	awards	fair value
Nonvested PSUs at December 31, 2021	903,565	$20.42
Granted	266,294	31.84
Performance adjustment	125,274	31.84
Vested	(700,526)	10.70
Cancelled or expired	(13,567)	37.65
Nonvested PSUs at December 31, 2022	581,040	$37.13

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company paid $16 million, $8 million and $3 million from the vesting of PSUs for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, total unrecognized compensation expense related to nonvested PSUs was $7 million and is expected to be recognized over a weighted average remaining period of 1.2 years.

Deferred Share Units

A summary of the DSU awards for the year ended December 31, 2022 is presented below:

		Weighted
		average
	Number of	issuance
	awards	price
DSUs outstanding at December 31, 2021	32,895	C$	56.01
Issued	—		—
Redeemed	—		—
DSUs outstanding at December 31, 2022	32,895	C$	56.01

1References to “C$” refer to Canadian currency.

There were no DSUs redeemed for the years ended December 31, 2022 and 2021. The total intrinsic value of redeemed DSUs was not material during the year ended December 31, 2020. There were 32,715 DSUs redeemed for the year ended December 31, 2020.

Expense related to DSUs is recognized based on the grant date fair value at the time they are issued and subsequently remeasured for incremental expense based on the closing price of the Company’s stock price. There were no DSUs issued for the years ended December 31, 2022 or 2021.

Stock-based compensation expense

The following table presents stock-based compensation expense included in the Company’s Consolidated Statements of Operations:

		Year Ended December 31,
	Classification	2022	2021	2020
Stock-based compensation expense	Selling, general, and administrative expense, Product costs, and Service costs	$48	$45	$43

Valuation of stock-based compensation awards

Valuation of Liability Classified SARs

The fair value of liability classified SARs were estimated at each reporting period using the Black-Scholes option pricing model. There were no liability classified SARs granted for the years ended December 31, 2022, 2021 and 2020.

Valuation of Equity Classified SARs and DSUs

The fair value of equity classified SARs and DSUs are estimated on the date of the grant or the date of accounting reclassification using the Black-Scholes option pricing model. There were no equity classified SARs or DSUs granted for the years ended December 31, 2022, 2021 and 2020.

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

For PSU grants during the years ended December 31, 2022, 2021 and 2020 the assumptions used in the Monte Carlo simulations are as follows:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.7 - 3.8%	0.3%	0.9%
Dividend yield	0.1 - 0.2%	0.1%	0.3%
Volatility	71 - 86%	98 - 104%	79%
Expected lives (in years)	2.3 - 2.9	2.6 - 2.8	2.8

The risk-free interest rate for 2022, 2021 and 2020 is based on the U.S. Treasury yield with the remaining term equal to the expected life assumed at the date of the grant. The dividend yield is based on the expected annual dividend yield at date of grant. The expected lives are based on the Company’s actual historical exercise experience. Volatility is calculated using a rate based upon the historical volatility of the Company’s common stock.

Forfeitures are estimated at the time of grant based upon historical information. Forfeitures will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

20.  INCOME TAXES

The amounts disclosed within the income tax footnote represent those attributable to continuing operations.

The components of (loss) income before income taxes were:

	Year Ended December 31,
	2022	2021	2020
U.S.	$(154)	$25	$(69)
Non-U.S.	6	8	—
(Loss) income before taxes	$(148)	$33	$(69)

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Income tax expense (benefit) is comprised of the following:

	Year Ended December 31,
	2022	2021	2020
Current tax expense (benefit)
Federal	$—	$(12)	$(5)
State	1	(1)	—
Non-U.S.	—	1	—
	1	(12)	(5)
Deferred tax expense (benefit)
Federal	—	(1)	(17)
State	—	—	—
Non-U.S.	1	—	—
	1	(1)	(17)
Income tax expense (benefit)	$2	$(13)	$(22)

A reconciliation of the U.S. federal tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. statutory income tax rate	21%	21%	21%
Expected income tax (benefit) expense at statutory rate	$(31)	$7	$(14)
State tax (net of federal benefit)	1	(1)	—
Non-deductible expenses	3	2	2
Change in valuation allowance	38	(10)	49
Base Erosion and Anti-Abuse Tax	—	(13)	(5)
Outside basis difference in assets held for sale	—	—	(39)
Tax credits	(11)	1	(3)
Stock-based compensation	2	1	6
Remeasurement of Vricon equity interest	—	—	(18)
Income tax expense (benefit)	$2	$(13)	$(22)
Effective income tax rate	(1)%	(39)%	32%

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

Significant components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2022	2021	2020
Tax benefit of losses carried forward	$108	$153	$209
Interest expense carried forward	42	32	—
Tax credits	96	81	84
Trade and other payables	29	41	35
Employee benefits	34	41	52
Unrealized gains and losses	(3)	3	20
Leasing transactions	46	51	55
Capitalized research and experimental expenditures	36	—	—
Other	—	—	1
Deferred tax assets	388	402	456
Valuation allowance	(256)	(215)	(228)
Deferred tax assets, net of valuation allowance	132	187	228

Construction contract liabilities	(7)	(5)	(10)
Property, plant and equipment	(26)	(64)	(72)
Goodwill and intangibles	(67)	(81)	(106)
Leasing transactions	(32)	(35)	(38)
Deferred tax liabilities	(132)	(185)	(226)
Deferred tax assets, net	$—	$2	$2

The Company assesses the deferred tax assets for recoverability and based upon all available evidence, establishes a valuation allowance to reduce the deferred tax assets to the amount that is more-likely-than-not realizable. The valuation allowance increased $41 million from December 31, 2021 to December 31, 2022. This increase was primarily due to the impact of current year operations.

As of December 31, 2022, the Company has approximately $310 million, $875 million, and $4 million of federal, state and non-U.S. net operating loss (“NOL”) carryforwards.

The following table summarizes the NOL carryforwards by jurisdiction:

	Expiration Period	Year Ended December 31, 2022
Federal	2037	$63
	None	247
State	2025 - 2040	737
	None	138
Non-U.S.	None	4

The Company also has U.S. federal and state research and development tax credits, net of unrecognized tax benefits, carried forward of $84 million and $12 million, respectively, as of December 31, 2022. These federal research and development credits are set to expire between 2022 and 2041 and the state research and development tax credits have no expiration. Additionally, the Company has U.S. foreign tax credits carried forward of $1 million set to expire between 2023 and 2026.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

The Company has evaluated its tax positions and has determined that it has certain unrecognized tax benefits. Accordingly, the Company has reduced certain tax attributes to the extent they would be utilized to offset an unrecognized tax benefit. The following table summarizes the changes in unrecognized tax benefits:

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$17	$9	$7
Gross increases related to prior period tax positions	—	7	2
Gross increases related to current period tax positions	2	1	1
Gross decreases related to prior period tax positions	—	—	(1)
Balance, end of year	$19	$17	$9

As of December 31, 2022, there were $19 million of unrecognized tax benefits that, if recognized, would be offset by changes in the deferred tax assets. It is not anticipated that a material increase or reduction of unrecognized tax benefits will occur within the next twelve months.

The Company records interest and penalties accrued or recovered in relation to unrecognized tax benefits in income tax expense. The Company has not recognized any interest and penalties in the three-year comparative period due to available tax attributes.

The Company and its subsidiaries file income tax returns in the United States and various foreign jurisdictions. The only examination we are involved with is the State of Pennsylvania for tax years ended December 31, 2019, 2020 and 2021. The Company is open to federal and state income tax examinations until the applicable statute of limitations expires, generally three years after tax return filing; however, the ability for the taxing authority to adjust tax attribute carryforwards will continue until generally three years after tax attribute utilization.

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

21. NET (LOSS) INCOME PER COMMON SHARE

The following table includes the calculation of basic and diluted net (loss) income per common share:

	Year Ended December 31,
	2022	2021	2020

(Loss) income from continuing operations	$(150)	$46	$(46)
Income from discontinued operations, net of tax	—	—	349
Net (loss) income	$(150)	$46	$303

Weighted average number of common shares outstanding-basic	74.0	70.6	60.7
Weighted dilutive effect of equity awards	—	2.6	—
Weighted average number of common shares outstanding-diluted	74.0	73.2	60.7

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(2.03)	$0.65	$(0.76)
Income from discontinued operations, net of tax	—	—	5.75
Basic net (loss) income per common share	$(2.03)	$0.65	$4.99

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(2.03)	$0.63	$(0.76)
Income from discontinued operations, net of tax	—	—	5.75
Diluted net (loss) income per common share	$(2.03)	$0.63	$4.99

The weighted average number of common shares outstanding for the year ended December 31, 2021 includes 10 million shares of the Company’s common stock issued in connection with the Offering completed on March 22, 2021. See Note 14 for further details.

For the years ended December 31, 2022, 2021 and 2020 approximately 3 million, 1 million and 4 million awards, respectively, were excluded from the diluted weighted average number of ordinary common shares outstanding calculation because their effect would have been anti-dilutive.

22. COMMITMENTS AND CONTINGENCIES

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

In the third quarter of 2022, the Company recorded a $12 million liability related to the satisfaction of an offset obligation incurred by the Company as a result of conducting business in a foreign country. The Company had expected to satisfy the offset obligation through other operational means that did not require cash payments or the transfer of other assets. In the third quarter of 2022 an agreement was reached to satisfy the Company’s offset obligation in the foreign country by making a total of $12 million in cash payments from November 2022 to January 2024. The Company recorded the current portion of the liability within Accrued liabilities and the non-current portion of the liability within Other non-current liabilities on the Company’s Consolidated Balance Sheets and a $12 million expense within Other expense (income), net on the Company’s Consolidated Statements of Operations. In the fourth quarter of 2022, the Company made its first payment towards the $12 million offset obligation in the amount of $4 million. As of December 31, 2022 the remaining offset obligation balance to be settled included a short-term liability of $4 million to be paid during 2023 and a long-term liability of $4 million to be paid in early 2024.

Legal proceedings

On January 14, 2019, a Maxar stockholder filed a putative class action lawsuit captioned Oregon Laborers Employers Pension Trust Fund, et al. v. Maxar Technologies Inc., No. 1:19-cv-00124-WJM-SKC in the United States District Court for the District of Colorado (“Colorado Action”), naming Maxar and members of management as defendants alleging, among other things, that the Company’s public disclosures were deficient in violation of the federal securities laws and seeking monetary damages. On October 7, 2019, the lead plaintiff filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and members of management in connection with the Company’s public disclosures between March 26, 2018 and January 6, 2019. The

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

consolidated complaint alleges that the Company’s statements regarding the AMOS-8 contract, accounting for its GEO communications assets, and WorldView-4 were allegedly false and/or misleading during the class period. On September 11, 2020, the court granted in part, and denied in part, defendants’ motion to dismiss. On July 16, 2021, the court in the Colorado Action certified a class consisting of investors who purchased or acquired Maxar stock between May 9, 2018 and October 30, 2018, inclusive. The parties have reached an agreement to resolve the action on a class-wide basis for a one-time payment of $27 million, to be funded by insurance maintained by Maxar. The Company recorded a liability of $27 million within Other current liabilities and an asset within Other current assets on the Company’s Consolidated Balance Sheet. The agreement is contingent on Court approval. As part of the Court approval process, class members will have an opportunity to object to, or opt-out of, the settlement pursuant to procedures to be established by the Court.

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

On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al., No. 19CV35070 in the Superior Court of the State of California, County of Santa Clara, naming Maxar and certain members of management and the Board of Directors as defendants. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act in connection with the Company’s June 2, 2017 Registration Statement and Prospectus (“Offering Materials”) filed in anticipation of its October 5, 2017 merger with DigitalGlobe, Inc. (“DigitalGlobe Merger”). On April 30, 2020, the plaintiff filed an amended complaint alleging the same causes of action against the same set of defendants as set forth in his original complaint. The lawsuit is based upon many of the same underlying factual allegations as the Colorado Action. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. On January 24, 2021, the court granted in part, and denied in part, defendants’ motion to dismiss. On August 20, 2021, the court certified a class consisting of investors who acquired Maxar stock in exchange for DigitalGlobe stock pursuant to the Offering Materials issued in connection with the DigitalGlobe Merger. The Company is vigorously defending against this lawsuit.

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

In connection with the Merger Agreement, one complaint has been filed as an individual action in the United States District Court for the Southern District of New York and two complaints have been filed as individual actions in the United States District Court for the District of Colorado. The complaints are captioned as follows: (1) O’Dell v. Maxar Technologies Inc., et al., 23-cv-00929 (filed February 3, 2023); (2) Johnson v. Maxar Technologies Inc., et al., 23-cv-00383 (filed February 9, 2023); and (3) Zaczkiewicz v. Maxar Technologies Inc., et al., 23-cv-00401 (filed February 10, 2023) (collectively referred to as the “Complaints”).

The Complaints generally allege that the preliminary proxy statement filed by Maxar on January 31, 2023 in connection with Merger Agreement (the “Preliminary Proxy”) misrepresents and/or omits certain purportedly material information. The Complaints assert violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against Maxar and the members of the Maxar Board of Directors. The Complaints seek, among other things: an injunction enjoining the consummation of the transactions; rescission or rescissory damages in the event the transactions are consummated; direction that the defendants comply with the Exchange Act and disseminate a revised Preliminary Proxy; direction that defendants account for all damages suffered as a result of any misconduct; costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees; and other relief the court may deem just and proper. In addition to the Complaints, starting on February 6, 2023, purported stockholders of Maxar sent demand letters (the “Demands,” and together with the Complaints, the “Matters”) alleging similar deficiencies regarding the disclosures made in the Preliminary Proxy. One such letter additionally seeks corporate books and records in order to investigate alleged wrongdoing by Maxar’s Board of Directors, executive officers, and/or financial advisors in connection with the Merger Agreement.

Maxar cannot predict the outcomes of the Matters. Maxar management believes that the Matters are without merit and intends to vigorously defend against the Matters and any subsequent demands or filed actions. If additional similar complaints are filed or demands sent, absent new or significantly different allegations, Maxar will not necessarily disclose such additional filings or demands.

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

MAXAR TECHNOLOGIES INC.

Notes to Consolidated Financial Statements Continued

(Tabular amounts in millions of dollars, unless otherwise noted)

23. SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow information:
Cash paid for interest	$140	$133	$205
Income tax (refunds), net of payments	(3)	(14)	1
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	21	14	13
Portion of Term Loan B accounted for as a debt modification	103	—	—

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2022. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under Item 10 will be included in the Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

CODE OF ETHICS

Our Board of Directors has adopted a Code of Ethics and Business Conduct that governs our Board of Directors, senior officers (including our Chief Executive Officer and Chief Financial Officer) and employees. Copies of our Code of Ethics and Business Conduct can be found on the Company Information page of our website under Investors, Corporate Governance, Governance Documents at http://investor.maxar.com. We will post to our website any amendments and waivers to the Code of Ethics and Business Conduct that are required to be disclosed by the rules of either the SEC, the NYSE, or the TSX.

ITEM 11.EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included in the Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in the Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be included in the Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
1)	All financial statements:

2)	Financial statement schedules:

Financial statement schedules are omitted because they are not applicable or the required information is shown in our Consolidated Financial Statements or the notes thereto.

3)	Exhibits:

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

2.1	Stock Purchase Agreement by and Among Maxar Technologies Inc., Maxar Technologies Holdings Inc. and Neptune Acquisition Inc., dated as of December 29, 2019	8-K	001-38228	2.1	12/30/2019
2.2	Agreement and Plan of Merger by and among Maxar Technologies Inc. and Galileo Parent, Inc. and related parties, dated as of December 16, 2022.	8-K	001-38228	2.1	12/16/2022

3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Secretary of the State of Delaware.	8-K	001-38228	3.1	1/2/2019

3.2	Third Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.1	11/1/2022

4(vi)1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-38228	4.1	2/24/2021

4.1	Indenture, dated as of June 25, 2020 (Notes due 2027).	8-K	001-38228	4.1	6/26/2020

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
4.2	Indenture, dated as of June 14, 2022, among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent.	8-K	001-38228	4.1	6/14/2022

4.3	Second Amended and Restated Credit Agreement, dated as of June 14, 2022, among the Company, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders from time to time party thereto.	8-K	001-38228	10.1	6/14/2022

10.1#	Contract by and between Maxar Intelligence Inc. and the National Reconnaissance Office					X

10.2*	Form of Executive Change in Control and Severance Agreement	10-Q	001-38228	10.4	11/3/2022

10.2.1*	Form of Indemnification Agreement.	8-K	001-38228	10.12	1/2/2019

10.3*	Amended and Restated Employment Agreement of Daniel L. Jablonsky	10-Q	001-38228	10.2	11/3/2022

10.3.1*	Biggs Porter Employee Term Sheet.	10-K	001-38228	10.3.1	3/1/2019

10.3.2*	Letter Agreement, dated September 15, 2022, between Maxar Intelligence Inc. and Biggs C. Porter*	8-K	001-38228	10.1	9/15/2022

10.4*	Maxar Technologies Ltd. Omnibus Equity Incentive Plan.	S-8	333-220853	4.3	10/6/2017

10.4.1*	Amendment to the Maxar Technologies Ltd. Omnibus Equity Incentive Plan.	S-8	001-38228	4.3	5/15/2018

10.4.2*	Amendment to the Maxar Technologies Ltd. Omnibus Equity Incentive Plan.	S-8	333-219296 333-220853 333-224934	4.13	1/2/2019

10.4.3*	Form of LTIP Award Omnibus Equity Incentive Plan (U.S. Employees).	10-K	001-38228	10.4.3	3/1/2019

10.4.4*	Form of LTIP Award Omnibus Equity Incentive Plan (Canadian Employees).	10-K	00138228	10.4.4	3/1/2019

10.4.5*	Form of RSU Award Omnibus Equity Incentive Plan (U.S. Employees).	10-K	001-38228	10.4.5	3/1/2019

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.4.6*	Form of RSU Award Omnibus Equity Incentive Plan (Canadian Employees).	10-K	001-38228	10.4.6	3/1/2019

10.4.7*	Form of Amended Executive Change in Control and Severance Agreement*	10-Q	001-38228	10.4	11/3/2022

10.5*	Maxar Technologies Ltd. Employee Stock Option Plan.	S-8	333-220853	4.2	10/6/2017

10.5.1*	Form of Restricted Share Unit Award Agreement Employee Stock Option Plan.	S-8	333-220853	4.5	10/6/2017

10.5.2*	Form of Restricted Share Unit Award Agreement.	S-8	333-220853	4.6	10/6/2017

10.5.3*	Amendment to Restricted Share Unit Award Agreement.	S-8	333-220853	4.7	10/6/2017

10.6*	MacDonald, Dettwiler and Associates Ltd. 2017 Long-Term Incentive Plan.	S-8	333-220853	4.4	10/6/2017

10.6.1*	Amendment to MacDonald, Dettwiler and Associates Ltd. 2017 Long-Term Incentive Plan.	S-8	333-219296 333-220853 333-224934	4.14	1/2/2019

10.7*	Form of Restricted Share Unit Award Agreement for Non-U.S. Grantees.	10-Q	001-34299	10.5	5/2/2017

10.8*	Maxar Technologies Inc. 2019 Incentive Award Plan.	S-8	333-231296	4.3	5/8/2019

10.8.1*	Form of PSU Award Grant Notice – 2019 Plan.	10-Q	001-38228	10.4	5/9/2019

10.8.2*	Form of RSU Award Grant Notice – 2019 Plan.	10-Q	001-38228	10.5	5/9/2019

10.8.3*	Form of Stock Option Grant Notice – 2019 Plan.	10-Q	001-38228	10.6	5/9/2019

10.8.4*	Form of RSU Award Grant Notice – 1 year vesting – 2019 Plan.	10-Q	001-38228	10.7	5/9/2019

10.8.5*	Form of Cash-Settled RSU Award Grant Notice.	10-Q	001-38228	10.8	5/9/2019

10.8.6*	Form of Cash Incentive Award Grant Notice.	10-Q	001-38228	10.9	5/9/2019

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
10.8.7*	First Amendment to the Maxar Technologies Inc. 2019 Incentive Award Plan.	8-K	001-38228	10.1	5/15/2020

10.8.8*	Form of Performance Stock Unit Award Grant Notice - 2020	10-Q	001-38228	10.3	5/11/2020

10.8.9*	Form of Performance Stock Unit Award Grant Notice - 2021	10-Q	001-38228	10.1	5/3/2021

10.8.10*	Second Amendment to the Maxar Technologies Inc. 2019 Incentive Award Plan	8-K	001-38228	10.1	5/13/2021

10.8.11*	Form of Restricted Stock Unit Award Grant Notice – 2022	10-Q	001-38228	10.1	5/9/2022

10.8.12*	Form of Performance Stock Unit Award Grant Notice – 2022	10-Q	001-38228	10.2	8/9/2022

10.9*	Maxar Technologies Inc. Employee Stock Purchase Plan.	S-8	333-231296	4.4	5/8/2019

10.10#	Limited Recourse Receivables Purchase Agreement dated September 16, 2016 among Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd., and ING Bank N.V.	F-4/A	001-38228	10.4	6/2/2017

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1 †	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2 †	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
101+

The following materials for the Maxar Technologies Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL):

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

February 22, 2023	Maxar Technologies Inc.

	By:	/s/ Biggs C. Porter
Biggs C. Porter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel L. Jablonsky	President and Chief Executive Officer	February 22, 2023
Daniel L. Jablonsky	(Principal Executive Officer),
Director

/s/ Biggs C. Porter	Executive Vice President and Chief Financial Officer	February 22, 2023
Biggs C. Porter	(Principal Financial Officer)

/s/ Carolyn K. Pittman	Senior Vice President and Chief Accounting Officer	February 22, 2023
Carolyn K. Pittman	(Principal Accounting Officer)

/s/ General Howell M. Estes III	Director	February 22, 2023
General Howell M. Estes III

/s/ Nick S. Cyprus	Director	February 22, 2023
Nick S. Cyprus

/s/ Roxanne J. Decyk	Director	February 22, 2023
Roxanne J. Decyk

/s/ Joanne O. Isham	Director	February 22, 2023
Joanne O. Isham

/s/ General C. Robert Kehler	Director	February 22, 2023
General C. Robert Kehler

/s/ Gilman Louie	Director	February 22, 2023
Gilman Louie

/s/ Dr. L. Roger Mason, Jr.	Director	February 22, 2023
Dr. L. Roger Mason, Jr.

/s/ Dr. Heather A. Wilson	Director	February 22, 2023
Dr. Heather A. Wilson

/s/ Eric J. Zahler	Director	February 22, 2023
Eric J. Zahler

/s/ Eddy Zervigon	Director	February 22, 2023
Eddy Zervigon