Form 10-K/A
period 2022-12-31
Maxar Technologies Inc.
filed 2023-04-20
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 13, 2023, there were 75,549,527 shares of the registrant’s common stock, par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2022 (the “Original Filing”) by Maxar Technologies Inc., a Delaware corporation (the “Company,” “we,” “our,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2022. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15(a)(3) of Part IV of the Original Filing is being amended and restated solely to include as exhibits the certifications of our principal executive officer and principal financial officer required by Rule 13a-14(a) under the Exchange Act.

Except as set forth in this Amendment, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and our other SEC filings subsequent to the date of the Original Filing.

References to our website through this Amendment are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Amendment.

Maxar Technologies Inc.

Amendment No. 1 to Annual Report on Form 10-K

December 31, 2022

PART III

PART IV

Item 15.	Exhibit and Financial Statement Schedules	45

Signatures		S-50

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Company

The following table and biographical descriptions provide information regarding our executive officers as of the date of this Amendment.

Name	Age	Position(s)
Daniel L. Jablonsky	53	Director, President and Chief Executive Officer
Biggs C. Porter	69	Executive Vice President, Chief Financial Officer
Leon Anthony Frazier	52	Executive Vice President and General Manager, Earth Intelligence Public Sector
Dr. Walter S. Scott	65	Executive Vice President, Chief Technology Officer
Daniel N. Nord	45	Senior Vice President and General Manager, Earth Intelligence Enterprise
Elizabeth Andora	56	Senior Vice President, Chief Human Resources Officer
Christopher Johnson	46	Senior Vice President and General Manager, Maxar Space
James C. Lee	53	Senior Vice President, General Counsel and Corporate Secretary
Carolyn Pittman	59	Senior Vice President, Chief Accounting Officer
E. Jeff Robertson III	55	Senior Vice President, Chief Internal Operations Officer

Daniel L. Jablonsky

President and Chief Executive Officer

Biographical information regarding Mr. Jablonsky is included below under “Directors of the Company.”

Biggs C. Porter

Executive Vice President, Chief Financial Officer

Mr. Porter joined Maxar in August 2018 as our Executive Vice President and Chief Financial Officer. Prior to joining Maxar, Mr. Porter served as Executive Vice President and Chief Financial Officer of Fluor Corporation from 2012 until 2017. Prior to Fluor, Mr. Porter served as Chief Financial Officer of Tenet Healthcare Corp and held other leadership positions at Raytheon, Northrop Grumman and TXU Corp. Mr. Porter also served as a director of Bristow Group from June 2016 until October 2019 and was a member of their audit committee and he served as a member of the board of directors of Perspecta Inc. from May 2018 until October 2018. Mr. Porter has a bachelor’s degree in accounting from Duke University and a Master in Professional Accounting (MPA) from the University of Texas at Austin and is a certified public accountant.

Leon Anthony Frazier

Executive Vice President and General Manager, Earth Intelligence Public Sector

Mr. Frazier joined Maxar in 2017 after its acquisition of DigitalGlobe and serves as our Executive Vice President and General Manager of Earth Intelligence Public Sector. In this role, he leads all sales, business development, program management and product innovation for Maxar’s Public Sector Earth Intelligence customers. Prior to this role, Mr. Frazier led global go-to-market activities for Maxar. Mr. Frazier previously served as President of Radiant Solutions, which was formed by combining the Geospatial Services across legacy portions of Maxar, from 2017 until 2019. Mr. Frazier served as Senior Vice President, General Manager of DigitalGlobe’s Services business from 2013 and prior to DigitalGlobe’s acquisition of GeoEye, Inc. in 2013, and led GeoEye’s Marketing and Communications team since 2010. Prior to GeoEye, Mr. Frazier served as Senior Director of Product Management at Cisco Systems, where he brought to market emerging technologies core to Cisco’s video and collaboration strategy. Prior to Cisco, Mr. Frazier held senior marketing roles at Infor, iPhrase Technologies an MIT start-up acquired by IBM and pcOrder.com. Mr. Frazier began his career in strategic consulting at Bain & Company. Since March 2021, Mr. Frazier has served as a member of the board of directors of Iridium Communications Inc. (Nasdaq: IRDM). Mr. Frazier holds a Bachelors of Systems Engineering from the University of Pennsylvania and an MBA with distinction from Harvard University.

Dr. Walter S. Scott

Executive Vice President, Chief Technology Officer

Dr. Scott is Maxar’s Executive Vice President and Chief Technology Officer. As such, he is responsible for the design and specification of Maxar owned space assets, Maxar’s technology roadmap including system architecture, space mission architecture and R&D investments and government relations. He was DigitalGlobe’s founder and served as its Executive Vice President and Chief Technical Officer. He was responsible for DigitalGlobe’s Platform and Services Business Units, as well as space system acquisition and government relations. From 1986 through 1992, Dr. Scott held a number of technical, program and department management positions at the Lawrence Livermore National Laboratory, including serving as the assistant associate director of the Physics Department. Prior to this, Dr. Scott served as president of Scott Consulting, a Unix systems and applications consulting firm. Dr. Scott holds a Bachelor of Arts in Applied Mathematics, magna cum laude, from Harvard College and a Doctorate and Master of Science in Computer Science from the University of California, Berkeley.

Daniel N. Nord

Senior Vice President and General Manager, Earth Intelligence Enterprise

Mr. Nord joined Maxar in May 2021 as our Senior Vice President and General Manager, Earth Intelligence Enterprise. Before joining Maxar, Mr. Nord worked at Amazon beginning in 2017, where he first led Product Management for Games and then served as General Manager for Amazon Kids and Family’s Mobile, Content and International divisions. In that role, he led a Product Management organization. Before Amazon, he spent seven years at Electronic Arts as a studio General Manager and head of Product Management for Mobile and VR. Mr. Nord has a Master of Business Administration from Stanford University Graduate School of Business and a Bachelor of Science in Computer Science and Engineering from University of Pennsylvania.

Elizabeth Andora

Senior Vice President, Chief Human Resources Officer

Ms. Andora joined Maxar in September 2018 and since November 2019, has served as our Senior Vice President and Chief Human Resources Officer (“CHRO”) after serving as DigitalGlobe’s Vice President, Human Resources. As the CHRO, Ms. Andora is responsible for developing and driving organizational and people strategies aligned with the strategic and tactical initiatives of the Company. Ms. Andora brings over 20 years of experience and has a strong background in leading human resources operations for startup to mid-size to large technology companies through critical stages of strategic growth. Previously, Ms. Andora held the position of VP, People and Places for Rally Software. Prior to Rally Software, Ms. Andora held various HR leadership positions with Sun Microsystems and Hewlett-Packard. Ms. Andora graduated from the University of Colorado in Boulder with a BA in Political Science and an MBA in Marketing and Management.

Christopher Johnson

Senior Vice President and General Manager, Maxar Space

Mr. Johnson joined Maxar in May 2021 as our Senior Vice President and General Manager, Maxar Space, where he leads our Space Infrastructure segment. Before joining Maxar, Mr. Johnson spent more than two decades at Boeing, most recently serving as President, Boeing Satellite Systems International where he was responsible for strategy, capture, development and manufacturing of Boeing’s commercial satellite business. Prior to that role, he was vice president of Boeing’s commercial satellite services division and held a number defense and intelligence-related engineering management and business development roles at the company. Mr. Johnson has a Master of Business Administration and a Master of Science in systems architecting and engineering from the University of Southern California and a Bachelor of Science in Mechanical Engineering from the University of Kansas.

James C. Lee

Senior Vice President, General Counsel and Corporate Secretary

Mr. Lee joined Maxar in April 2019 as our Senior Vice President, General Counsel and Corporate Secretary. Prior to joining Maxar, Mr. Lee was Senior Vice President and Deputy General Counsel at Aramark Corp. where he was employed since August 2004. At Aramark, Mr. Lee led the legal function for Aramark Uniform Services and for Aramark Refreshment Services, as well as the real estate, M&A and labor relations functions for those businesses. Prior to that role, Mr. Lee was a M&A and securities attorney at O’Melveny & Myers in Los Angeles. He also served as Vice President and General Counsel at eConnections, Inc., a supply chain and purchasing software company. Mr. Lee received his bachelor’s degree in Economics from Yale University and his J.D. from Harvard Law School.

Carolyn Pittman

Senior Vice President, Chief Accounting Officer

Ms. Pittman joined Maxar in 2019 and currently serves as our Senior Vice President, Chief Accounting Officer. Prior to joining the Company, Ms. Pittman was Vice President-Finance and Controller for Huntington Ingalls Newport News Shipbuilding from 2011 to 2018. Ms. Pittman joined Huntington Ingalls Newport News Shipbuilding in 2011, a spin-off of the Northrop Grumman Corporation. At Northrop Grumman, Ms. Pittman was Vice President and Chief Financial Officer, Enterprise Shared Services and Information Technology, from 2008 to 2011. She joined Northrop Grumman as a manager in 1995 and attained positions of increasing responsibility, including Vice President, Sector Controller, Vice President, Internal Audit and Chief Audit Executive. Ms. Pittman began her career with Ernst & Young LLP, where she held positions within audit and assurance services from 1985 to 1995. Since August 2017, Ms. Pittman has served as a member of the board of directors of Minerals Technologies Inc. (NYSE: MTX), where she is a member of the Audit Committee and the Corporate Governance and Nominating Committee. Ms. Pittman holds an MBA in Finance from Dallas Baptist University and a Bachelor of Science in Business Administration from the University of Arkansas. Ms. Pittman is a Certified Public Accountant and a Certified Information Systems Auditor.

E. Jeff Robertson III

Senior Vice President, Chief Internal Operations Officer

Mr. Robertson joined Maxar in 2017 after its acquisition of DigitalGlobe and serves as our Senior Vice President, Chief Internal Operations Officer. Mr. Robertson has also served as our Chief Risk Officer. His responsibilities include Satellite Operations, Ground Engineering and Operations and Geospatial Product Production. In addition, Mr. Robertson leads the Maxar Shared Services organization, which includes IT, Facilities, Security, Enterprise Business Systems, Enterprise Risk Management and Procurement. Mr. Robertson previously served as Senior Vice President, Chief Information Officer and Chief Risk Officer of Maxar. Prior to joining Maxar, Mr. Robertson was the Chief Information Officer and Chief Information Security Officer at ADT Security Services. Mr. Robertson’s prior experience includes internet product and services startups, large program portfolio management and he spent 10 years at Andersen Consulting (now Accenture) leading finance and performance management innovation for customers. Mr. Robertson holds a bachelor’s degree in economics from Northwestern University.

Directors of the Company

Our Board of Directors currently consists of 11 directors. The following table and biographical descriptions provide information regarding each member of the Board of Directors as of the date of this Amendment. The primary experience, qualifications, attributes and skills of each of our directors that led to the conclusion of the Board of Directors that such person should serve as a member of the Board of Directors are also set forth below.

Name	Age	Position(s)
Howell M. Estes III	81	Director, Chair of the Board
Nick S. Cyprus	69	Director
Roxanne J. Decyk	70	Director
Joanne O. Isham	67	Director
Daniel L. Jablonsky	53	Director, President and Chief Executive Officer
C. Robert Kehler	71	Director
Gilman Louie	62	Director
L. Roger Mason, Jr.	58	Director
Heather A. Wilson	62	Director
Eric J. Zahler	72	Director
Eddy Zervigon	54	Director

General Howell M. Estes III

Chair | Independent | Director since 2017 | Chair since 2019

Experience, Skills and Key Maxar Director Qualifications:

●	Extensive military and Department of Defense experience and general business experience, having retired as a four-star general from the U.S. Air Force.
●	Significant board experience, 16 years of support to major companies in the U.S. space industry as well as key leadership and management experience gained from his military career.
●	Security clearances necessary to allow him to be briefed on the Company’s classified business.

General Estes has been the President of Howell Estes & Associates, Inc., a consulting firm, since 1998. From 1965 to 1998, he served in the U.S. Air Force. At the time of his retirement from the Air Force, he was Commander-in-Chief of the North American Aerospace Defense Command and the United States Space Command and also Commander of the Air Force Space Command. General Estes previously served on the Board of Directors of Analytical Graphics, Inc., a software development company focused on spaceflight and national security through December 2020. He also previously served as a director of DigitalGlobe, Inc. In addition to a Bachelor of Science Degree from the U.S. Air Force Academy, he holds a Master of Arts Degree in Public Administration from Auburn University and is a graduate of the Program for Senior Managers in Government at Harvard’s JFK School of Government.

Other current public company directorships: None

Nick S. Cyprus

Independent | Director since 2017 | Audit and Finance Committee Chair | Risk Committee Member

Experience, Skills and Key Maxar Director Qualifications:

●	Extensive financial reporting and internal controls experience, having served as the Chief Accounting Officer for several large publicly traded companies, including General Motors Company and AT&T Corporation.
●	Extensive experience in execution of certain financial risk management and financial oversight responsibilities.
●	Significant director experience with publicly traded companies.
●	Certified Public Accountant.

Mr. Cyprus is a corporate director. Mr. Cyprus was previously Vice President, Controller and Chief Accounting Officer of General Motors Company, an automotive manufacturer, from December 2006 to July 2013. Prior to joining General Motors Company, Mr. Cyprus served in various senior executive roles at Interpublic Group of Companies and AT&T Corporation. Mr. Cyprus sits on the Board of Directors of Trusted Media Brands, Inc. (f/k/a Reader’s Digest Association, Inc.) and is the Chair of its Audit Committee. He previously served as a director of DigitalGlobe, Inc. and Volt Information Sciences, Inc. Mr. Cyprus holds a Master of Business Administration from New York University’s Stern School of Business and a Bachelor of Science Degree in Accounting from Fairleigh Dickinson University and is a licensed CPA in New Jersey.

Other current public company directorships: None

Roxanne J. Decyk

Independent | Director since 2019 | Nominating and Corporate Governance Committee Chair | Compensation Committee Member

Experience, Skills and Key Maxar Director Qualifications:

●	Extensive senior executive experience and board member experience of several major multinational corporations.
●	Significant experience in strategy, corporate affairs, human resources and public company governance.
●	Significant director experience with publicly traded companies.

Ms. Decyk is a corporate director. She retired as Executive Vice President of Global Government Relations for Royal Dutch Shell plc, an oil, gas, chemical and refined petroleum products company, in December 2010, after serving in that position since June 2009. From 2008 until June 2009, Ms. Decyk served as Corporate Affairs and Sustainable Development Director of Royal Dutch Shell plc and from July 2005 to 2008, she served as Corporate Affairs Director. Prior to this, Ms. Decyk was Director International of Shell International B.V., Senior Vice President Corporate Affairs and Human Resources of Shell Oil Company and Vice President of Corporate Strategy of Shell International Limited. Ms. Decyk was previously a director of DigitalGlobe, Inc., Weatherford

International plc and Ensco PLC. Ms. Decyk earned a Bachelor of Arts degree from the University of Illinois at Urbana-Champaign in English literature and a Juris Doctorate from Marquette University School of Law.

Other current public company directorships: None

Joanne O. Isham

Independent | Director since 2016 | Compensation Committee Member | Risk Committee Member

Experience, Skills and Key Maxar Director Qualifications:

●	Extensive industry experience and significant experience in senior leadership and government.
●	Security clearances necessary to allow her to be briefed on the Company’s classified business and lead classified sessions of the Board of Directors.

Ms. Isham is President of Isham Associates LLC, a consulting firm and a founder of Veros Global Solutions, LLC. She had a distinguished career as a Senior Executive in the U.S. Intelligence Community until her retirement in 2006. She held numerous leadership and senior policy positions, serving as Deputy Director, National Geospatial-Intelligence Agency (NGA); Deputy Director, Science and Technology, Central Intelligence Agency (CIA); Director, Congressional Affairs, CIA; and Director, Legislative Affairs, National Reconnaissance Office (NRO). Subsequently, Ms. Isham held executive positions with BAE Systems, Inc., High Performance Technologies, Inc., L 1 Identity Solutions, Inc and NextFed. Ms. Isham previously served as a director of Redwire Corporation. Ms. Isham holds a Bachelor of Arts degree in Government and International Studies from the University of Notre Dame.

Other current public company directorships: None

Daniel L. Jablonsky

Director since 2019 | President and CEO since 2019

Experience, Skills and Key Maxar Director Qualifications:

●	President and CEO of the Company.
●	Extensive knowledge of the Company’s strategic objectives, internal controls, risk assessment and management and overall performance.
●	Significant senior executive experience with publicly traded companies and DoD and industry experience.
●	Security clearances necessary to allow him to be briefed on the Company’s classified business.

Mr. Jablonsky is our President and CEO. Mr. Jablonsky joined Maxar in 2017 after its acquisition of DigitalGlobe and served as President of DigitalGlobe until his appointment as Maxar’s CEO in 2019. Prior to its acquisition, while at DigitalGlobe, Mr. Jablonsky served as Senior Vice President, General Counsel and Corporate Secretary from March 2012 until October 2017 and General Manager, International Defense & Intelligence. Prior to this, Mr. Jablonsky served as Senior Corporate Counsel, Securities and Mergers & Acquisitions and subsequently as the Interim Co General Counsel of Flextronics International Ltd. Mr. Jablonsky previously was in house counsel at UBS Financial Services, Inc., served in the enforcement division of the U.S. Securities and Exchange Commission and practiced corporate and securities law with Brownstein Hyatt Farber Schreck, LLP and O’Melveny & Myers LLP. Mr. Jablonsky also served as a surface warfare officer and nuclear engineer in the United States Navy prior to attending law school. Mr. Jablonsky holds a B.S. in Mechanical Engineering from the United States Naval Academy and a Juris Doctor degree from the University of Washington School of Law.

Other current public company directorships: None

General C. Robert Kehler

Independent | Director since 2016 | Compensation Committee Member | Risk Committee Chair

Experience, Skills and Key Maxar Director Qualifications:

●	Extensive military and DoD experience, having retired as a four-star general from the U.S. Air Force.
●	Significant strategic, intelligence and space industry experience.
●	Security clearances necessary to allow him to be briefed on the Company’s classified business.

General Kehler is a corporate director. General Kehler had a distinguished military career with a deep focus on U.S. military space strategy, policy and operations. He served as Commander, U.S. Strategic Command; Commander, Air Force Space Command; Deputy Commander, U.S. Strategic Command; Director, National Security Space Integration; and Commander of both the 21st and 30th Space Wings. General Kehler also serves as a director of AerSale Corporation, and is a member of their Compensation Committee, and as a non-Executive Director of Connect Bidco Ltd. (parent of Inmarsat) where he is a member of their Remuneration Committee. In 2022, the governor of Virginia appointed General Kehler to the board of the Virginia Commercial Space Flight Authority. General Kehler joined the U.S. Air Force in 1975 as a Distinguished Graduate of the Pennsylvania State University R.O.T.C. program, has Master’s degrees from the University of Oklahoma in Public Administration and from the Naval War College in National Security and Strategic Studies and has completed executive development programs at Carnegie-Mellon University, Syracuse University and Harvard University’s JFK School of Government.

Other current public company directorships: AerSale Corporation (NASDAQ: ASLE)

Gilman Louie

Independent | Director since 2020 | Audit and Finance Committee Member | Risk Committee Member

Experience, Skills and Key Maxar Director Qualifications

●	Extensive industry and cybersecurity experience and significant experience in leadership.
●	Security clearances necessary to allow him to be briefed on the Company’s classified business.

Mr. Louie has been the Managing Partner of Alsop Louie Partners, an early stage venture capital fund, since 2006. From 2016 until July 2020, Mr. Louie was the chair of the board of Vricon, Inc., a provider of global 3D geospatial data and visualization for military, government and enterprises. Mr. Louie was also the first Chief Executive Officer and President of In-Q-Tel, the first venture capital fund for the United States Central Intelligence Agency, from its founding in 1999 until 2006. Mr. Louie is also a director of Niantic, the world leading publisher of augmented reality games and Aerospike, an open source flash-optimized NoSQL database built for enterprise to service large scale, high speed, highly reliable and consistent transactional applications. Mr. Louie has also served as an advisor to many Department of Defense advisory boards and recently served as Commissioner of the National Security Commission on Artificial Intelligence, an independent Commission that considers the methods and means necessary to advance the development of artificial intelligence, machine learning and associated technologies to comprehensively address the national security and defense needs of the United States. Mr. Louie is the Chairman of the Board of Visitors of the National Intelligence University and Chairs the Federation of American Scientists. Mr. Louie also serves as the CEO of LookingGlass Cyber Solutions and the CEO of the American Frontier Fund, a 501(c)3. Mr. Louie holds a B.S. in Business Administration from San Francisco State University and has completed the Advanced Management Program/International Senior Management Program from the Harvard University Graduate Business School.

Other current public company directorships: None

L. Roger Mason, Jr.

Independent | Director since 2017 | Audit and Finance Committee Member | Nominating and Corporate Governance Committee Member

Experience, Skills and Key Maxar Director Qualifications:

●	Extensive knowledge of the intelligence community, cybersecurity, operations research and systems integration, having served as Assistant Director of National Intelligence.
●	Service in a number of senior executive positions in the national security sector including Vice President at Noblis, Director at the Institute for Defense Analyses and General Manager of the Advanced Systems Group at General Dynamics (formerly Veridian).
●	Security clearances necessary to allow him to be briefed on the Company’s classified business.

Dr. Mason has been the President of Peraton’s Space & Intelligence sector since January 2018. Prior to joining Peraton, Dr. Mason was the Senior Vice President and Chief Security Officer of Noblis, a nonprofit science, technology and strategy organization from January 2014 until December 2017. Prior to joining Noblis, from May 2009 to January 2014, Dr. Mason was the Assistant Director of National Intelligence for Systems and Resource Analyses (ADNI/SRA). Dr. Mason is currently on the board of directors of U.S. Geospatial Intelligence Foundation, a 501(c)3 organization and previously served as its chair of the board. Dr. Mason previously served as a director of DigitalGlobe, Inc. and as a director of the Intelligence and National Security Alliance, a 501(c)6 organization. Dr. Mason earned his doctorate and master’s degrees in engineering physics (nuclear) from the University of Virginia, a master’s degree in business administration from Northwestern University (Kellogg School) and a bachelor’s degree in physics from The George Washington University.

Other current public company directorships: None

Heather A. Wilson

Independent | Director since 2021 | Compensation Committee Member | Risk Committee Member

Experience, Skills and Key Maxar Director Qualifications:

●	Service in a number of senior executive positions in the national security sector including Secretary of the United States Air Force and as a member of the U.S. House of Representatives.
●	Security clearances necessary to allow her to be briefed on the Company’s classified business.

Dr. Wilson has served as President of The University of Texas at El Paso since August 2019. Previously, Dr. Wilson was the Secretary of the United States Air Force from May 2017 through May 2019 and President of the South Dakota School of Mines and Technology from June 2013 through May 2017. From 1998 to 2009, Dr. Wilson represented Albuquerque, New Mexico in the U.S. House of Representatives, where she was a senior member of the House Energy and Commerce Committee and Chair of the House Intelligence Subcommittee on Technical and Tactical Intelligence. She is a former U.S. Air Force officer. Dr. Wilson previously served on the Boards of Peabody Energy (NYSE: BTU) from August 2013 through April 2017 and Raven Industries (NASDAQ: RAVN) from February 2016 to May 2017. Dr. Wilson is a member of the National Science Board and chairs the Women in Aviation Advisory Board of the Federal Aviation Administration. Dr. Wilson holds a Bachelor of Science Degree from the U.S. Air Force Academy and earned her Master’s and Doctoral degrees from Oxford University in England as a Rhodes Scholar.

Other current public company directorships: None

Eric J. Zahler

Independent | Director since 2014 | Compensation Committee Chair | Nominating and Corporate Governance Committee Member

Experience, Skills and Key Maxar Director Qualifications:

●	Extensive experience in senior leadership and business operations.
●	Significant experience in corporate affairs, human resources and executive compensation.

Mr. Zahler is Co-founder and Managing Member of Monocle Partners, LLC and was President and Chief Executive Officer of Monocle Acquisition Corp, from August 2018 until December 2020. He previously served as Managing Director of Sagamore Capital Group LLC from 2008 to 2018. From February 2000 to November 2007, Mr. Zahler was President and Chief Operating Officer of Loral Space & Communications Inc., a global satellite communications services provider and a manufacturer of commercial satellites. From 1992 to 2000, Mr. Zahler held varying senior-level management positions at Loral and its predecessor companies. Mr. Zahler was an attorney at Fried, Frank, Harris, Shriver & Jacobson LLP for seventeen years, where he was elected Partner in 1983. Mr. Zahler currently serves as a director of AerSale Corporation and is a member of their Compensation Committee. Mr. Zahler holds a Bachelor of Science degree in mathematics from Yale University and a law degree from Harvard Law School.

Other current public company directorships: AerSale Corporation (NASDAQ: ASLE)

Eddy Zervigon

Independent | Director since 2019 | Audit and Finance Committee Member | Nominating and Corporate Governance Committee Member

Experience, Skills and Key Maxar Director Qualifications:

●	Extensive financial and transactional experience and knowledge of capital markets.
●	Certified Public Accountant.
●	Significant director experience with publicly traded companies.

Mr. Zervigon is the Chief Executive Officer of Quantum Xchange, Inc., a cybersecurity company. He has been a Special Advisor at Riverside Management Group, a boutique merchant bank since 2012. Previously, he was a Managing Director in the Principal Investments Group at Morgan Stanley & Co. LLC, a global financial services firm, from 1997 to 2012. Prior to joining Morgan Stanley, Mr. Zervigon was a Certified Public Accountant at Coopers & Lybrand (now PricewaterhouseCoopers LLP), a public accounting firm. Mr. Zervigon has served as a director of Bloom Energy Corp. since 2007 and serves as a member of its Audit Committee and as Chair of its Nominating, Governance and Public Policy Committee. He previously served as a director of DigitalGlobe, Inc. and Alta Loma Energy. Mr. Zervigon has a B.A. in accounting and a master’s degree in taxation from Florida International University and an M.B.A. from the Amos Tuck School of Business at Dartmouth College and is a licensed CPA in Florida.

Other current public company directorships: Bloom Energy Corp. (NYSE: BE)

Code of Ethics and Business Conduct

Our Board of Directors has adopted a Code of Ethics and Business Conduct that governs our Board of Directors, senior officers (including our Chief Executive Officer and Chief Financial Officer) and employees. Copies of our Code of Ethics and Business Conduct can be found on our website under Investors, Corporate Governance, Governance Documents at http://investor.maxar.com. We will post to our website any amendments and waivers to the Code of Ethics and Business Conduct that are required to be disclosed by the rules of either the SEC, the New York Stock Exchange (“NYSE”), or the Toronto Stock Exchange (“TSX”).

Audit and Finance Committee

We have a standing Audit and Finance Committee of the Board of Directors. The Audit Committee currently consists of four directors Messrs. Cyprus (chair), Louie, Mason and Zervigon. Each member of the Audit and Finance Committee qualifies as an independent director, as defined under the NYSE and TSX rules and Rule 10A-3 of the Exchange Act applicable to the Audit and Finance Committee members. The Board of Directors has determined that each of Mr. Cyprus and Mr. Zervigon qualifies as an audit committee financial expert as defined by applicable SEC rules.

Item 11. Executive Compensation

Compensation Discussion & Analysis

Executive Summary

The Compensation Discussion & Analysis (“CD&A") describes the Company’s compensation philosophy and program for the Named Executive Officers listed below during 2022. It also describes our 2022 performance and the compensation decisions made by the Compensation Committee (or the “Committee” within this CD&A).

Our compensation philosophy and governance guidelines are the foundation for our program design and decision-making. The approach to compensation is informed by the business strategy and the evolving landscape, stockholder feedback and the balance of attracting and retaining key talent. The key components are listed beginning on page 18 of this document, and our actions are highlighted throughout the document with a corresponding green check mark. √

2022 Named Executive Officers (NEOs)

Our 2022 NEOs and their titles are as follows:

Name	Title
Daniel L. Jablonsky	President and Chief Executive Officer (CEO)
Biggs C. Porter	Executive Vice President, Chief Financial Officer (CFO)
Leon Anthony Frazier	Executive Vice President and General Manager (GM), Earth Intelligence Public Sector
Walter S. Scott	Executive Vice President, Chief Technology Officer
Daniel N. Nord	Senior Vice President and General Manager (GM), Earth Intelligence Enterprise

2022 Say on Pay Vote Results, Stockholder Outreach and What We Heard    √

In 2022, we held a non-binding advisory vote of our stockholders on executive compensation (“Say on Pay”). Stockholders representing approximately 95% of our common stock in person or by proxy and entitled to vote on the proposal voted in favor of the Say on Pay proposal. Based on the overwhelming support of our stockholders, our Compensation Committee determined not to make any significant changes to our compensation program following our annual meeting. However, we continue to drive alignment of our executive compensation with stockholder interests and with this result, we continued our outreach efforts to: (1) listen to any stockholder concerns; (2) solicit feedback on our executive pay programs and potential changes; (3) answer any questions about Maxar’s executive pay strategy, or other governance related questions and (4) reinforce that Maxar’s business and compensation programs will continue to evolve.

This effort included highlighting Company actions and decisions through individual investor calls with management in April 2022, at analyst conferences, and Investor conferences. The outreach efforts were led by the Chair of the Compensation Committee, with support from Maxar’s Chief Human Resources Officer and others. The focus of these conversations was to discuss Maxar’s executive compensation program design, discuss our compensation philosophy and commitment to pay for performance, highlight our governance focus and gather feedback. What we heard:

What We Heard	Company Actions
Ensure that executives and directors have meaningful equity ownership in the Company.	Continued approach of granting long-term incentive (“equity” or “LTIP”) in the form of fully equity-settled Performance Stock Units (“PSUs”) and RSUs.
Performance metrics should address Company and stockholder priorities.

Continued application of an Adjusted Cash Leverage (“ACL”)* debt metric in our 2020, 2021 and 2022 PSUs, because it maintains a focus on the Company’s efforts to de-leverage and is aligned with stockholder interest.

Pay programs should reward continued focus on cash flow and strategic objectives.

Retained Corporate Free Cash Flow* as an important metric in our short-term incentive plan. Corporate Free cash flow goals represented 30% of the short-term incentive plan performance metrics for executives in 2019 through 2022.

In 2022, the Company also added key strategic objectives as metrics in the short-term incentive plan (“STIP” or “bonus”), including focus on WorldView Legion, Project Gaia and ESG objectives.

Pay programs should align with Maxar’s stock performance.

Granted 2022 PSUs which are weighted 50% on relative Total Stockholder Return (“TSR”) performance which aligns our executives with stockholders and holds accountable to market performance expectations.

As noted in “2022 Target Pay Mix” 85% of the CEO’s target total direct compensation was in performance-based incentives, and 79% of our other NEOs target total direct compensation was in performance-based incentives.

*

Adjusted Cash Leverage is a non-GAAP measure and is described in more detail below in the section entitled “2022 Long-Term Incentive Plan (LTIP)”. Corporate Free Cash Flow is a non-GAAP measure that is discussed in more detail below under the section entitled “2022 Short-Term Incentive Plan (STIP)”.

2022 Compensation-Related Actions    √

For 2022, the Board and Compensation Committee made the following key compensation determinations, which continue to reflect pay practices aligned with U.S. market expectations and further align our executives with stockholders.

●	Maintained incentive compensation programs that tie payouts directly to Company and individual performance.
●	Approved payouts under our 2022 short-term incentive plan of 61% of target for our NEOs who were employed through the payment date in March 2023.
●	Continued our equity program, with 50% of the target value of awards issued as PSUs and 50% as RSUs.
●	The Compensation Committee and the Board approved grants of PSUs and RSUs to our NEOs in Q1 of 2022. The PSUs require Maxar to achieve certain multi-year performance goals tied to ACL and relative TSR and include minimum performance thresholds. The 2022 PSUs comprise 50% of our NEO’s 2022 target LTIP value, with the remaining LTIP value comprised of time-vested RSUs.

●	Refined our peer group in consultation with our compensation consultants for the purpose of benchmarking NEO compensation data and market practices.
●	Continued to conduct compensation risk assessments to determine the appropriateness of our incentive plans and governance policies.
●	Conducted stockholder outreach in the spring.

Objectives and Elements of our Compensation Program    √

The overall objectives of our compensation program allow us to:

●	Attract and retain highly qualified executives committed to our values;
●	Motivate our executives to advance our business; and
●	Align the interests of our executives with the interest of stockholders.
	Element of Compensation	Purpose	Key Characteristics

Fixed	Base Salary	Provide a customary, fixed element to attract and retain highly qualified executives	Determined by role, experience of the individual and competitive market data

At Risk	Short-Term Incentive Plan (“STIP”)	Reward executives for achieving annual financial and business and personal objectives

Earned based on annual financial performance criteria, including Revenue, Corporate Free Cash Flow, Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Corporate Adjusted EBITDA)* and achievement of Strategic Company Objectives

	Long-Term Incentive Plan (“LTIP”)	Link the interests of executives with stockholders, make decisions in the long-term interests of stockholders, retain and reward executives for achieving longer-term objectives	Combination of performance-vested and time-vested awards Performance-vested awards only vest upon the achievement of one, two and three-year goals Time-vested awards vest ratably over three years

*	Corporate Adjusted EBITDA and Corporate Free Cash Flow are non-GAAP measures that are discussed in more detail below under the section entitled “2022 Short-Term Incentive Plan (STIP)”.

Executives are generally eligible for programs aligned with all employees within their country of employment. Maxar offers minimal perquisites, primarily an executive physical program and an executive financial planning benefit. In the United States we do not offer pension or other retirement plans, other than a 401(k) retirement plan that is offered to our U.S. employees generally.

Compensation Principles and Governance Highlights    √

The Compensation Committee has designed CEO and executive total compensation packages to drive actions that align with both the short-term and long-term interests of our stockholders, through application of the following principles:

●	Pay at Risk Tied to Company Performance: We support our overall business objectives by aligning a substantial portion of executive total compensation to our financial and operating performance, with 85% of Mr. Jablonsky’s targeted total direct compensation (consisting of base salary, target cash incentive opportunity and the grant date fair value of equity awards) and 79% of targeted total direct compensation for our other NEOs, on average, tied to Company performance or the value of our common stock.
●	Stockholder Alignment: We link our executives’ and our stockholders’ interests by issuing awards with payouts tied directly to the Company’s financial performance and the value of our common stock.
●	Compensation Informed by Market Data: We annually review and consider executive compensation packages against market compensation data, including from a peer group of companies selected specifically for that purpose.
●	Absolute and Relative Pay-for-Performance: We structure components of pay to align with key performance metrics, using both absolute and relative measures.
●	Incorporate Governance Best Practices: Our executive compensation practices are informed by best practices in governance.

Compensation Philosophy and Objectives    √

Maxar’s executive compensation philosophy is built on a commitment to link pay to performance and align our compensation incentives with stockholder interests. Executives are rewarded for achieving our key strategic business goals, and a substantial portion of each executive’s compensation opportunity is in the form of equity awards with value directly linked to our stock price. Our executive compensation program is also designed to attract and retain executive talent in a competitive marketplace and challenging business environment and to compensate executives at competitive, but responsible, levels. We maintain executive compensation and governance risk-mitigating best practices (such as clawback policies and executive and board stock ownership guidelines) to help ensure that our compensation programs do not encourage excessive risk taking. In addition, the majority of our compensation for our executives is in the form of equity, which further ties their interests to those of our stockholders. We believe that our balanced, performance-based approach best serves the interests of our stockholders.

A key component of our business strategy is to provide appropriate incentives to attract, retain and motivate top talent. The Compensation Committee has designed CEO and executive total compensation packages to drive actions that align with both the short-term and long-term interests of our stockholders and to provide value as the business continues to de-lever and profitably grow.

Executive Compensation Decision-Making Process    √

The Compensation Committee devotes significant time throughout the year to executive compensation matters in order to align executive pay with corporate performance and stockholder interests. In determining executive compensation, the Compensation Committee obtains input and advice from our independent compensation consultant and reviews recommendations from our CEO with respect to the performance and compensation of our other NEOs. Annually the Board of Directors, upon recommendation from the Compensation Committee, reviews and approves CEO compensation.

In determining appropriate executive compensation levels and design parameters, the Compensation Committee reviews the feedback we receive from investors and considers Maxar’s financial and stock price performance. The Compensation Committee structures the executive compensation program to: (1) link pay and performance; (2) align compensation with stockholder interests; (3) drive and support our business strategy; (4) attract and retain a qualified senior executive team to provide business continuity and strategic leadership; and (5) incorporate market and best practices with respect to compensation-related governance.

With the unprecedented uncertainty driven by the global dynamic business market and environment, the Compensation Committee retains discretion to review and modify metrics to ensure appropriate alignment of business objectives with stakeholder interests.

Key Participants and Their Roles    √

The key roles and responsibilities of parties involved with executive compensation include the following:

ROLE	RESPONSIBILITIES
Board of Directors
●
Approves the CEO’s compensation with input and recommendation from the Compensation Committee
●
Approves equity plans and share pool increases under equity plans (subject to stockholder approval)
●
If requested by the Compensation Committee, reviews and approves executive compensation, with input and recommendation from the Compensation Committee
●
Reviews and approves the Compensation Discussion & Analysis to be included in the appropriate filing

Compensation Committee
●
Reviews and approves:
●
Performance metrics and goals under compensatory plans and arrangements
●
The peer group used for executive compensation
●
Reviews and approves the corporate goals and objectives with respect to the CEO’s compensation, and evaluates the CEO’s performance and makes recommendations to the Board of Directors regarding the CEO’s compensation
●
Reviews and approves the compensation of all executives other than the CEO
●
Reviews and approves the Company’s executive incentive compensation and equity-based plans, arrangements and awards (or makes recommendations to the Board of Directors regarding such matters that require Board of Directors approval)
●
Considers stockholder feedback, business situation and market practices, among other factors, to help align our compensation programs with the interests of our stockholders and long-term value creation
●
Reviews and recommends to the Board of Directors that the Compensation Discussion & Analysis section be included in the appropriate filing
●
Approves the Compensation Committee Report included in our annual proxy statement
●
Oversees executive succession planning and senior leadership development
●
Periodically reviews and advises on human capital strategies, initiatives and risks

Independent Compensation Consultant
●
Provides advice and data to the Compensation Committee regarding our executive compensation program, including:
●
Input on pay philosophy, best practices and market trends
●
Selection of peer group
●
Executive compensation practices and pay levels at peer group companies
●
Design of short- and long-term cash and equity compensation and changes to equity plans
●
Reviews and provides an independent assessment of the compensatory data and materials presented by management to the Compensation Committee
●
Independently meets in executive session with the Compensation Committee at each quarterly meeting of that Committee
●
Reviews and comments on the Compensation Discussion & Analysis portion of our annual proxy statement (or annual report)

Chief Executive Officer
●
Evaluates executive performance and recommends adjustments to executive base salary and short- and long-term compensation (for other executives)
●
Develops business strategy and goals, which are considered and approved by the Compensation Committee and Board of Directors in the design of our executive compensation program
●
Recommends performance metrics and goals under the short- and long-term plans

Engagement of Independent Compensation Consultant    √

The Compensation Committee again engaged Meridian Compensation Partners (“Meridian”) as its compensation consultant in 2022 to provide advice on compensation of the Company’s executive officers and Non-Employee Directors. Meridian did not provide any other services to the Company in 2022. Pursuant to SEC rules, the Compensation Committee has assessed the independence of the consultants engaged in 2022, and concluded that Meridian is independent and did not have any conflict of interest with the Company or any of its directors or executive officers.

Risk Considerations    √

While the Board of Directors has overall responsibility for risk oversight, each of the standing committees of the Board of Directors regularly assesses risk in connection with executing its responsibilities. As such, the Compensation Committee assesses the potential risks arising from our compensation policies and practices. The Compensation Committee and its independent compensation consultant reviewed and discussed the Compensation Committee’s risk assessment for 2022 including the governance components and roles and decision-making described earlier. The Compensation Committee determined that our compensation programs do not create risks that are reasonably likely to have a material adverse effect on our Company.

Compensation Competitive Analysis and Market Data    √

The Compensation Committee’s decision-making on executive pay levels and executive compensation program design is informed by benchmark compensation market data. However, executive compensation levels are not targeted to any particular reference point against peer group or other market data; instead the Compensation Committee reviews each individual’s compensation against available data, the executive’s background and experience, past performance where known, span and scope of the role and other factors as appropriate.

Executive compensation determinations are based on various factors, some of which include (1) the results of the competitive market analysis and peer practices; (2) input from the Compensation Committee’s independent consultant; (3) the Company’s performance; (4) the performance of each NEO and their contribution to our overall results; (5) each NEO’s experience, skill set, span of responsibilities and tenure and (6) internal equity. The weight of each factor is likely to vary from year to year and from executive to executive and, except as discussed in this Compensation Discussion and Analysis, executive compensation decisions are the result of the Compensation Committee’s (or the Board of Directors’, as the case may be) business judgement.

Peer Group    √

For 2022 compensation decisions, in the third quarter of 2021 the Compensation Committee, management and Meridian worked together to refine the Company’s peer group of public companies for executive compensation benchmarking. Following consideration of the business performance, the market capitalization (“Market Cap”) of the Company and the Company’s business, the Compensation Committee determined that the previous peer group needed to be adjusted to ensure appropriate benchmarking of executive compensation pay levels, pay structure and policies, in support of Company decision-making.

Maxar has few natural peers due to the Company’s unique mix of business offerings and operations, therefore companies were sought to represent the complexity of the Company and the markets in which Maxar competes for executive talent. The peer screening criteria included the following:

●	Publicly-listed U.S. companies;
●	Generally, in the Aerospace & Defense and Information Technology industries; and
●	Corporate revenues generally within a range of 0.33x to 4.5x Maxar’s consolidated revenues, and Market Cap of $1 billion to $33 billion. The revenue variable was selected as the primary screening criterion, because it is seen as a better overall proxy for organizational size and complexity, for purpose of benchmarking compensation opportunities. Market Cap is inherently more volatile, and is more closely correlated with changes in actual realized pay outcomes, but less suitable as the basis for a benchmarking peer group focused on evaluating pay opportunities.

Additional considerations included: (1) key competitors for executive and non-executive talent; (2) investor peers (and peers of those peers); and (3) other qualitative factors about peer candidate degree of business similarity to Maxar.

Some of Maxar’s closest business peers and competitors for talent from the list below exceeded the higher end of the revenue range, but the Compensation Committee determined to include them in the peer group given their similarities to Maxar otherwise.

The final benchmark peer group for 2022 compensation decisions includes companies from a cross-section of industries to help mirror Maxar’s business and operations. At the time of the competitive benchmarking analysis, the median revenue of the peer group was $2.6 billion compared to Maxar’s $1.7 billion revenue. The Compensation Committee viewed this positioning as appropriate while also taking this relative positioning into account when evaluating market data results. Market data results are just one factor among many that influence pay decisions at Maxar.

Given the changes in Maxar’s business size and strategy, as well as ongoing industry consolidation, the Compensation Committee will continue to review the peer group and criteria for alignment with the size and complexity of the Company on a regular basis.

Booz Allen Hamilton Holding Corporation	CACI International Inc.	Curtiss-Wright Corporation
Fortinet, Inc.	HEICO Corporation	Iridium Communications, Inc.
Kratos Defense & Security Solutions, Inc.	ManTech International Corporation	Mercury Systems, Inc.
Moog Inc.	OSI Systems, Inc.	Parsons Corporation
Perficient, Inc.	Science Applications Int’l Corp.	Teledyne Technologies Incorporated
Trimble Inc.	Viasat, Inc.	Virgin Galactic Holdings, Inc.

The companies removed from the peer group for 2022 compensation decisions were: Aerojet Rocketdyne Holdings Inc, FLIR Systems, Inc., CAE Inc. and Cubic Corporation. Aerojet Rocketdyne Holdings, Inc., FLIR Systems, Inc. and Cubic Corporation were removed due to completed or pending merger and acquisition activity; CAE Inc. was removed due to business fit. Five companies were added to the peer group for 2022 compensation decisions: Parsons Corporation, HEICO Corporation, Perficient Inc., Iridium Communications, Inc., and Virgin Galactic Holdings, Inc.

In the third quarter of 2022, the Compensation Committee, management and Meridian reviewed the Company’s peer group of public companies for executive compensation benchmarking for 2023. The peer screening criteria and other considerations taken into account in the review were substantially similar to those described above. Following consideration of the business performance, the Company’s Market Cap, the Company’s Business and changes in the market due to consolidation, the Compensation Committee determined to remove ManTech International Corporation due to pending merger and acquisition activity.

Executive Compensation Policies, Provisions and Agreements

In addition to regular governance and risk reviews, the Compensation Committee and Company maintain a number of policies and approaches relative to Executive Compensation. These are described as follows:

Stock Ownership Guidelines    √

Position	Requirement
Chief Executive Officer	5x Base Salary
Executive Vice President	3x Base Salary
Other Eligible Executives at the Senior Vice President level	2x Base Salary
Non-Employee Directors	5x Annual Cash Retainer

We maintain stock ownership guidelines that apply to the CEO, other executive officers including the NEOs and our Non-Employee Directors. The Stock Ownership Guidelines require our directors and officers to hold shares of our common stock at the levels listed above. Shares counted for purposes of the guidelines include shares of common stock: (i) held directly or indirectly (either individually or in a brokerage account) or by or for the benefit of immediate family members; (ii) by trusts for the benefit of such person or such person’s immediate family members; (iii) in a retirement plan, or employee equity purchase or deferred compensation plan; and (iv) shares underlying restricted stock or RSU awards that vest solely based on the passage of time (provided that shares that would need to be withheld for taxes for employees shall be deducted).

Participants have until the later of the fifth anniversary of: (i) the original effective date of the policy of November 1, 2018; or (ii) their date of hire, promotion or appointment, as applicable, to come into compliance with the policy. With recent changes in stock price and newly increased ownership guidelines, the Compensation Committee is monitoring the compliance of NEOs and Board members with the enhanced guidelines. As of the date of this Amendment, all NEOs and Board members with greater than two years of service have met or exceeded their ownership guideline.

Please refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a presentation of the equity holdings of our directors and NEOs.

Clawback Policy    √

We maintain a clawback policy. This policy provides that in the event the Company must restate its financial statements due to its material noncompliance with any financial reporting requirement, within three years of the date of the first public filing of such financial statements, the Compensation Committee may direct the Company to seek to recover, any variable cash compensation and any incentive equity awards awarded or paid to the Company’s executive officers. In addition, if the Compensation Committee determines that the amount of any such variable compensation actually paid or awarded to the executive officer would have been lower had it been calculated based on such restated financial statements then the Compensation Committee may cancel or retract any variable compensation that has not yet been paid or settled and/or seek to recover from such executive officer the after-tax portion of the difference between the awarded compensation and the actual compensation that has been paid or settled. This clawback policy does not limit any other remedies the Company may have available to it in the circumstances, which may include, without limitation, dismissing an employee or initiating other disciplinary procedures. The provisions of this clawback policy are in addition to (and not in lieu of) any rights to repayment the Company may have under Section 304 of the Sarbanes-Oxley Act of 2002 (applicable to the Chief Executive Officer and Chief Financial Officer only) and other applicable laws.

Anti-Hedging and Pledging Policy    √

The Company’s Insider Trading Policy prohibits the Company’s directors, officers, employees, consultants and agents from engaging in hedging transactions or pledging the Company’s securities as collateral for a loan.

Employment Agreements and Severance Protections

We have entered into employment and severance agreements with certain of our NEOs, and our equity awards provide for continued or accelerated vesting in certain circumstances in connection with a termination of the award holder’s employment. We believe that these arrangements help to ensure the day-to-day stability and focus of our management team and are consistent with competitive practices.

For a description of the employment agreements and severance protections with our NEOs, please see the section “Employment Agreements and Severance Protections” below.

Benefits and Perquisites    √

The Company offers an elective annual executive medical evaluation, in coordination with our health insurance, as a perquisite to our NEOs. Additionally in 2022, we offered an executive financial planning benefit to provide individualized financial guidance and tax preparation to our executives. The Company believes that perquisites should not represent a significant portion of compensation to our NEOs.

Tax and Accounting Considerations    √

The financial reporting and income tax consequences of individual compensation elements are important considerations for the Compensation Committee when it is analyzing the overall level of compensation and the mix of compensation paid to our executive officers. The Compensation Committee considers the tax and accounting consequences of utilizing various forms of compensation. However, the Compensation Committee believes that it is important to preserve flexibility in administering compensation programs in a manner designed to promote varying corporate goals. Accordingly, we have not adopted a policy regarding financial reporting and income tax consequences to our executive compensation programs.

2022 Executive Compensation Program √

The compensation of our NEOs is linked to corporate and individual performance as well as the interests of our stockholders. We believe this aligns our executives’ incentives with our objective of enhancing stockholder value over the longer term.

Maxar’s executive compensation program elements and metrics are summarized below:

Component	2022 Metrics and Weighting	Purpose
Base Salary - Cash	N/A	● Fixed compensation for role and responsibilities
Short-Term Incentive Program (STIP) - Cash	Revenue (10%) Corporate Adjusted EBITDA (30%)* Corporate Free Cash Flow (30%)* Strategic Objectives (30%)

●       Recognize and drive the achievement of annual financial and non-financial objectives aligned with the Company’s Board-approved annual operating plan (AOP).

●       Continue the focus on cash generation and retention to de-lever the Company.

●       Hold executives accountable for achieving strategic business objectives.

Long-Term Incentive Program (LTIP) - Equity	Granted 50% by target value in the form of PSUs and 50% by target value in the form of RSUs.

●       Align pay to attainment of longer-term performance goals associated with Maxar’s business strategy.

●       Align compensation with stockholder value creation.

●       Encourage retention of executives with vesting requirements and overlapping performance periods.

●       2022 PSU metrics include relative TSR (weighted 50%), and Adjusted Cash Leverage (weighted 50%). The PSU awards are described in more detail below.

*

Corporate Adjusted EBITDA and Corporate Free Cash Flow are non-GAAP measures that are discussed in more detail below under the section entitled “2022 Short-Term Incentive Plan (STIP)”. Adjusted Cash Leverage is also non-GAAP measure and is described in more detail below in the section entitled “2022 Long-Term Incentive Plan (LTIP)”.

2022 Target Pay Mix    √

The following charts outline the breakdown of 2022 targeted compensation for our NEOs, specifically, base salary, target STIP and target LTIP grant date values (collectively, “Total Direct Compensation”). Consistent with our objective of pay-for-performance, a substantial portion of Total Direct Compensation is variable in the form of annual incentives and equity awards, with a significant amount of compensation to be earned based on performance-based metrics in the STIP and PSUs.

In 2022, 85% of our CEO’s Total Direct Compensation was tied to performance and/or the value of our common stock and 79% of Total Direct Compensation for our other NEOs on average, was performance-based and/or had a value based on the value of our common stock.

Base Salary

The table below shows annual base salary levels for our NEOs in 2022 and 2021. In February 2022, following consideration of on-going business changes, the Compensation Committee recommended and the Board approved, an increase in Mr. Jablonsky and Mr. Frazier’s base salaries to reflect high performance, market position and to better align with median salary for similar positions in the peer group.

	2022	2021
Name	($)	($)
Daniel L. Jablonsky	975,000	900,000
Biggs C. Porter	625,000	625,000
Leon Anthony Frazier	465,000	450,000
Walter S. Scott	500,000	500,000
Daniel N. Nord	425,000	425,000

2022 Short-Term Incentive Plan (STIP)

Maxar’s STIP is designed to motivate executives to achieve specified Board-approved financial performance goals that are established at the beginning of each year and that are aligned with the Company’s strategy and operating plan. The STIP provides the opportunity for individual executive payments to be adjusted based on performance in a range of 50% to 120% of funded individual target.

The STIP incorporated the following performance measures and weightings in 2022:

Corporate Adjusted EBITDA	Corporate Free Cash Flow	Revenue	Strategic Objectives
30%	30%	10%	30%

Each NEO’s target annual cash incentive (expressed as a percentage of base salary) under the STIP for 2022 was: 110% for Mr. Jablonsky, 80% for Mr. Porter, 75% for Mr. Scott, 90% for Mr. Frazier and 70% for Mr. Nord. Each NEO’s maximum annual cash incentive for 2022 was capped at 200% of the target amount. In February 2022, Mr. Jablonsky’s target cash incentive was increased from 105% to 110% and Mr. Nord’s target cash incentive was increased from 65% to 70% to align with similar roles at other companies in the peer group.

Performance goals for the 2022 performance measures were discussed with the Compensation Committee in February 2022 in conjunction with a review by the Board of the Company’s 2022 AOP and budget and approved later that month. The approved performance goals included performance targets and weightings to achieve threshold, target and maximum levels for the Company.

The table below illustrates the financial performance goals approved by the Compensation Committee for the 2022 STIP, the actual Company performance result for 2022 and the corresponding payout percentage of that component of the incentive opportunity. At the threshold level of performance, which is 90% of the target goal for Revenue, 85% for Corporate Adjusted EBITDA, and 29% for Corporate Free Cash Flow, 25% of the incentive can be earned, and at the maximum level, which is 110% of the goal for Revenue, 115% of the goal for Corporate Adjusted EBITDA and 71% for Corporate Free Cash Flow, the maximum possible achievement is 200% of target. Achievement between threshold and target, and target and maximum, is determined based on linear interpolation. The maximum potential achievement for WorldView Legion launch and Project Gaia was 150% and the maximum potential for ESG was 100%.

						Weighted
	Weighting	Threshold	Target	Maximum	Actual (1)	Payout
NEO Performance Metrics	(%)	($)	($)	($)	($)	(%)
Corporate Adjusted EBITDA (1) (in millions)	30	442	520	598	441	7
Corporate Free Cash Flow (2) (in millions)	30	20	70	120	56	23
Consolidated Revenue (in millions)	10	1,662	1,802	1,982	1,694	6
Strategic Objective - WorldView Legion launch and Operation	10	—%	100%	100%	—%	—
Strategic Objective - Project Gaia	10	—%	100%	200%	150%	15
Strategic Objective - Environment, Social and Governance (ESG)	10	—%	100%	100%	100%	10
Payout (as a % of the corresponding portion)						61%

(1)	Corporate Adjusted EBITDA is a non-U.S. GAAP financial measure. We define Corporate Adjusted EBITDA as Adjusted EBITDA with adjustments for certain items affecting comparability between periods including stock-based compensation expense, cumulative adjustment related to JUPITER 3 impacts and foreign exchange. Adjusted EBITDA represents EBITDA, net income before interest, taxes, depreciation and amortization expense, adjusted for certain items affecting comparability including restructuring, impairments, insurance recoveries, gain (loss) on sale of assets, gain (loss) on orbital receivables allowance, offset obligation fulfillment, amortization of deferred ERP implementation costs and transaction and integration related expense.
(2)	Corporate Free Cash Flow is defined as U.S. GAAP Cash Flow from Operations, adjusted for capital expenditures and other non-operational items by exception, with approval of the Compensation Committee.

Individual payouts under the STIP resulted from quantitative achievement on the measures described in the table above and an assessment of the executive’s performance. The CEO’s individual payout was recommended by the Compensation Committee and determined by the Board of Directors. The individual payouts for the other NEOs were approved by the Compensation Committee with input from the CEO. For 2022, our Compensation Committee approved that Mr. Jablonsky would receive a payment at the approved funding percentage of 61%, Mr. Porter would receive a payment at the approved funded percentage of 61%, Mr. Scott would receive an overall payment of 55% of his annual target, Mr. Frazier would receive an overall payment of 64% of his annual target and Mr. Nord would receive an overall payment of 50% of his annual target.

The table below details the actual payouts under the STIP for our NEOs for 2022 performance:

		Cash	Percent Achievement
		Incentive	of Target
Name	Title	($)	(%)
Daniel L. Jablonsky	President, Chief Executive Officer	642,505	61%
Biggs C. Porter	Executive Vice President, Chief Financial Officer	305,000	61%
Leon Anthony Frazier	Executive Vice President and GM, Earth Intelligence Public Sector	266,036	64%
Walter S. Scott	Executive Vice President, Chief Technology Officer	205,875	55%
Daniel N. Nord	Senior Vice President and GM, Earth Intelligence Enterprise	148,810	50%

Long-Term Incentive Plan (LTIP)

The 2022 annual equity awards were granted on February 24, 2022, with 50% of the grant comprised of performance-vested, equity-settled PSUs with 3-year performance metrics and 50% comprised of time-vested RSUs.

The Compensation Committee granted our NEOs PSUs and RSUs based on the aggregate target values outlined in the table below. The Compensation Committee set the aggregate target values based on its consideration of peer and market compensation data and individual performance. The target values were converted into a number of PSUs or RSUs based on the closing price per share of our common stock on the applicable grant date.

		Aggregate Target	Performance-	Time-Vested
		Value (1)	Vested PSUs	RSUs
Name	Title	($)	(#)	(#)
Daniel L. Jablonsky	President, Chief Executive Officer	4,500,000	80,329	80,329
Biggs C. Porter	Executive Vice President, Chief Financial Officer	1,950,000	34,809	34,809
Leon Anthony Frazier	Executive Vice President and GM, Earth Intelligence Public Sector	1,500,000	26,777	26,777
Walter S. Scott	Executive Vice President, Chief Technology Officer	1,500,000	26,777	26,777
Daniel N. Nord	Senior Vice President and GM, Earth Intelligence Enterprise	1,000,000	17,851	17,851

(1)	The Aggregate Target Value differs from the value reported in the Summary Compensation Table due to the fair value measurements of the PSU awards. The Compensation Committee approved that the targeted values would be converted into a number of PSUs or RSUs as described above. However, for the purposes of the Summary Compensation Table, the grant date fair value of PSUs that are subject to a market condition (the portion of the PSUs based on relative TSR performance) is determined under FASB ASC Topic 718 using a Monte Carlo simulation model.

2022 RSUs

The RSUs granted to our NEOs in 2022 vest in three substantially equal installments on each of the first three anniversaries of the applicable grant date of February 24, 2022, subject to the NEO’s continued service with the Company through such vesting date. Also see the discussion in the Compensation Discussion and Analysis above under the heading “Employment Agreements and Severance Protections” and under “Payments and Potential Payments upon Termination or Change in Control” below for the severance provisions applicable to the awards.

2022 PSUs

The PSUs granted to our NEOs in 2022 (2022 PSUs) will be earned based on Maxar’s performance against goals for ACL and relative Total Shareholder Return (TSR) performance against the companies in the Russell 2000 index.

	Performance Period 1	Performance Period 2
ACL	January 1, 2022 – December 31, 2023	January 1, 2024 – December 31, 2024
Relative TSR	January 1, 2022 – December 31, 2024

ACL is a measure designed to track a reduction in our overall debt position, with sustained improvement over time. The executive team is best positioned to make decisions regarding usage of cash and debt to improve this metric. Relative TSR measures our total shareholder return performance relative to the companies in the Russell 2000 index. Our Compensation Committee determined that comparing to a broader market index was appropriate given changes, consolidations and impacts of COVID on the Aerospace and Defense industries, particularly in the Aerospace industry, as well as our unique and unmatched product mix and few-to-no true performance peers.

Of the total target number of PSUs awarded to each recipient in 2022, 50% are allocated to the ACL performance measure and 50% allocated to relative TSR measure.

The number of shares of common stock earned in respect of each performance measure is determined by multiplying the target number of 2022 PSUs allocated to such measure period by (1) in the case of the ACL PSUs, the ACL achievement factors for the two ACL performance periods under the awards (with ACL performance periods one and two weighted 50% each) with the ACL achievement factors for the performance periods determined using the chart below and based on actual performance for the performance periods and (2) in the case of TSR PSUs, the TSR achievement factor determined using the chart below and based on actual performance for the TSR performance period. For each performance period, the achievement factor will be zero if the threshold performance goal is not met. For performance between the applicable performance levels, the achievement factor will be determined using linear interpolation between the levels.

2022 PSUs – Adjusted Cash Leverage Achievement Factor

	Adjusted Cash Leverage	Adjusted Cash Leverage	Adjusted Cash Leverage
Performance Level	for Performance Period 1 (1)	for Performance Period 2 (1)	Achievement Factor (2)
Maximum	2.0 or below	2.0 or below	2.0
Target	3.0	3.0	1.0
Threshold	4.0	3.0	0.5
Below Threshold	above 4.0	above 3.0	0.0

(1)	ACL is calculated as the Company’s gross combined long- and short-term debt divided by the Company’s Corporate Adjusted EBITDA. Information about how the Company defines Corporate Adjusted EBITDA is discussed above under the section entitled “2022 Short-Term Incentive Plan (STIP).
(2)	If the Board determines that the Company has violated its debt covenants at any time during a performance period, the Adjusted Cash Leverage Achievement Factor will equal 0 for such performance period.

2022 PSUs - TSR Achievement Factor

Performance Level	Relative TSR Percentile (1)	TSR Achievement Factor
Maximum	75th or above	2.0
Target	50th	1.0
Threshold	25th	0.5
Below Threshold	below 25th	0.0

(1)	TSR is the total shareholder return calculated based on the average of the closing market prices for the applicable company’s common stock for the trading days occurring in the period from July 1, 2021 through and including December 31, 2021 as the price at the beginning of the performance period, and the average of the closing market prices of the applicable company’s common stock for the trading days occurring in the period from July 1, 2024 through and including December 31, 2024 as the price at the end of the performance period, assuming dividends are reinvested. For purposes of determining relative TSR, the companies in the Russell 2000 index taken into consideration are those that were included in the index at the start of the first performance period, excluding the Company and excluding any company that is removed from the index before the end of the performance period due to a merger or acquisition.

Vesting of the 2022 PSUs is also conditioned on the award recipient continuing in employment or service to us through the third anniversary of the grant date to receive any amounts eligible to vest based on performance earned in respect of the 2022 PSUs. In the event of a change in control of the Company, the 2022 PSUs will be earned and vest if (i) the 2022 PSUs are not assumed or substituted or (ii) the PSUs are assumed or substituted and the NEO’s employment or service is terminated without “cause” or for “good reason” (each, as defined in the 2019 Incentive Award Plan) during the one-year period following the change in control. In such case, the 2022 PSUs will be earned and vest based on the greater of (1) the number eligible to vest based on actual performance through an early measurement date in connection with such event, or (2) a prorated portion of the target number of target number of units subject to the award. Also see the discussion in the Compensation Discussion and Analysis above under the heading “Employment Agreements and Severance Protections”, under “Merger Agreement with Advent” below, and under “Payments and Potential Payments upon Termination or Change in Control” below for the severance provisions and other change in control provisions applicable to the awards

2021 PSUs

We awarded PSUs to our NEOs in 2021 (2021 PSUs) that are similar in design to the 2022 PSUs. The 2021 PSUs are earned based on relative TSR against the Russell 2000 index and ACL performance, with 50% of the 2020 PSUs allocated to the relative TSR performance measure and 50% allocated to the ACL performance measure.

	Performance Period 1	Performance Period 2	Performance Period 3
ACL	January 1, 2021 – December 31, 2021	January 1, 2022 – December 31, 2022	January 1, 2023 – December 31, 2023
Relative TSR	April 1, 2021 – December 31, 2023

The number of shares of common stock earned in respect of each performance measure is determined by multiplying the target number of 2021 PSUs allocated to such measure period by (1) in the case of the ACL PSUs, the weighted average of the ACL achievement factors for the three ACL performance periods under the awards (with ACL performance periods one and two weighted 25% each and performance period three weighted 50%) with the ACL achievement factors for the performance periods determined using the chart below and based on actual performance for the performance periods and (2) in the case of TSR PSUs, the TSR achievement factor determined using the chart below and based on actual performance for the TSR performance period. For each performance period, the achievement factor will be zero if the threshold performance goal is not met. For performance between the applicable performance levels, the achievement factor will be determined using linear interpolation between the levels.

2021 PSUs – Adjusted Cash Leverage Achievement Factor

	Adjusted Cash Leverage	Adjusted Cash Leverage	Adjusted Cash Leverage	Adjusted Cash Leverage
Performance Level	for Calendar Year 2021 (1)	for Calendar Year 2022 (1)	for Calendar Year 2023	Achievement Factor (2)
Maximum	4.6 or below	3.6 or below	2.6 or below	2.0
Target	5.6	4.6	3.6	1.0
Threshold	6.6	5.6	4.6	0.5
Below Threshold	above 6.6	above 5.6	above 4.6	0.0

(1)	ACL is calculated as the Company’s gross combined long- and short-term debt divided by the Company’s Corporate Adjusted EBITDA. Information about how the Company defines Corporate Adjusted EBITDA is discussed above under the section entitled “2022 Short-Term Incentive Plan (STIP)”.
(2)	If the Board determines that the Company has violated its debt covenants at any time during a performance period, the Adjusted Cash Leverage Achievement Factor will equal 0 for such performance period.

2021 PSUs - TSR Achievement Factor

	Relative TSR Percentile for Performance
Performance Level	Period 1 and Performance Period 2 (1)	TSR Achievement Factor
Maximum	75th or above	2.0
Target	50th	1.0
Threshold	25th	0.5
Below Threshold	below 25th	0.0

(1)	TSR is measured as the average of all quarterly TSRs during a performance period, where a quarterly TSR is the total shareholder return calculated based on the average closing price over a 20 trading day period ending on each of the first and last day of the calendar quarter, assuming dividends are reinvested. For purposes of determining relative TSR, the companies in the Russell 2000 index taken into consideration are those that were included in the index at the start of the first performance period, excluding the Company and excluding any company that is removed from the index before the end of the performance period due to a merger or acquisition.

Vesting of the 2021 PSUs is also conditioned on the award recipient continuing in employment or service to us through the third anniversary of the grant date to receive any amounts eligible to vest based on performance earned in respect of the 2021 PSUs. In the event of a change in control of the Company, the 2021 PSUs will be earned and vest if (i) the 2021 PSUs are not assumed or substituted or (ii) the PSUs are assumed or substituted and the NEO’s employment or service is terminated without “cause” or for “good reason” (each, as defined in the 2019 Incentive Award Plan) during the one-year period following the change in control. In such case, the 2021 PSUs will be earned and vest based on the greater of (1) the number eligible to vest based on actual performance through an early measurement date in connection with such event, or (2) a prorated portion of the target number of target number of units subject to the award. Also see the discussion in the Compensation Discussion and Analysis above under the heading “Employment Agreements and Severance Protections”, under “Merger Agreement with Advent” below, and under “Payments and Potential Payments upon Termination or Change in Control” below for the severance provisions and other change in control provisions applicable to the awards. Because our Merger Agreement (as defined below) with Advent (as defined below) provides a specified vesting level for the 2021 PSUs, no performance determination has been made with respect to the 2021 PSUs for the performance period ending December 31, 2022.

2020 PSUs

We awarded PSUs to our NEOs in 2020 (2020 PSUs) that were similar in design to the 2021 PSUs. The 2020 PSUs were earned based on relative TSR against the Russell 2000 and ACL performance, with 50% of the 2020 PSUs allocated to the relative TSR performance measure and 50% allocated to the ACL performance measure, and with performance measured over the following two performance periods with 33% of the target number of shares subject to the award eligible to vest based on performance for the first performance period and 67% of the target number of shares subject to the award eligible to vest based on performance for the second performance period:

	Performance Period 1		Performance Period 2
	Part 1	Part 2
ACL	January 1, 2020 – December 31, 2020	January 1, 2021 – December 31, 2021	January 1, 2022 – December 31, 2022
Relative TSR	April 1, 2020 – December 31, 2021		April 1, 2020 – December 31, 2022

The final performance period under the 2020 PSUs ended in 2022. The achievement factors for the 2020 PSUs were to be determined based on the performance goals set forth in the following charts.

2020 PSUs - Adjusted Cash Leverage Achievement Factor

	Adjusted Cash Leverage for	Adjusted Cash Leverage
Performance Level	Calendar Year 2022 (2nd	Achievement Factor (2)
	Performance Period) (1)
Maximum	4.0 or below	2.0
Target	4.6	1.0
Threshold	5.6	0.5
Below Threshold	above 5.6	0.0

(1)	ACL was calculated as the Company’s gross combined long- and short-term debt divided by the Company’s Corporate Adjusted EBITDA. Information about how the Company defines Corporate Adjusted EBITDA is discussed above under the section entitled “2022 Short-Term Incentive Plan (STIP)”.
(2)	If the Board determined that the Company had violated its debt covenants at any time during a performance period, the Adjusted Cash Leverage Achievement Factor would equal 0 for such performance period.

2020 PSUs - TSR Achievement Factor

Performance Level	Relative TSR Percentile (1)	TSR Achievement Factor
Maximum	75th or above	2.0
Target	50th	1.0
Threshold	25th	0.5
Below Threshold	below 25th	0.0

(1)	TSR was measured as the average of all quarterly TSRs during a performance period, where a quarterly TSR was the total shareholder return calculated based on the average closing price over a 20-trading-day period ending on each of the first and last day of the calendar quarter, assuming dividends were reinvested. For purposes of determining relative TSR, the companies in the Russell 2000 index taken into consideration were those that were included in the index at the start of the first performance period, excluding the Company and excluding any company that was removed from the index before the end of the performance period due to a merger or acquisition.

Because our Merger Agreement with Advent provides a specified vesting level for the 2020 PSUs, no performance determination was made with respect to the 2020 PSUs for the performance period ending December 31, 2022 and the Compensation Committee approved the vesting of the awards at 175% of target level provided for in the Merger Agreement. Accordingly, on February 28, 2023

(the vesting date under the 2020 PSUs for the performance period ending December 31, 2022) our NEOs vested in the number of 2020 PSUs set forth in the table below.

	Total	Total Target 2020 PSUs	PSUs Vested
	Target	Eligible To Vest For	Following 2nd
	2020 PSUs	2nd Performance Period	Performance Period
Name	(#)	(#)	(#)
Daniel L. Jablonsky	106,838	71,582	125,270
Biggs C. Porter	64,103	42,950	75,162
Leon Anthony Frazier	39,448	26,430	26,254
Walter S. Scott	49,310	33,038	57,818
Daniel N. Nord	—	—	—

2019 PSUs

We awarded PSUs to our NEOs in 2019 (2019 PSUs) that were similar in design to the 2020 PSUs. The 2019 PSUs were earned based on relative TSR against the Russell 2000 and ACL performance, with 50% of the 2019 PSUs allocated to the relative TSR performance measure and 50% allocated to the ACL performance measure, and with performance measured over the following three performance periods, with 25%, 25% and 50% of the target number of shares subject to the award allocated to each of the first, second and third, respectively, performance periods:

	Performance Period 1	Performance Period 2	Performance Period 3
ACL	January 1, 2019 – December 31, 2019	January 1, 2020 – December 31, 2020	January 1, 2021 – December 31, 2021
Relative TSR	April 1, 2019 – March 31, 2020	April 1, 2019 – March 31, 2021	April 1, 2019 – March 31, 2022

The final performance period under the 2019 PSUs ended in 2022. The TSR achievement factor for each performance period under the 2019 PSUs, including the final performance period, was determined as described above for the 2020 PSUs and determined applying the same achievement factor chart for each of the three performance periods under the 2019 PSUs.

2019 PSUs - TSR Achievement Factor

Performance Level	Relative TSR Percentile (1)	TSR Achievement Factor
Maximum	75th or above	2.0
Target	50th	1.0
Threshold	25th	0.5
Below Threshold	below 25th	0.0

(1)	TSR was measured as the average of all quarterly TSRs during the performance period, where a quarterly TSR was the total shareholder return calculated based on the average closing price over a 20-trading-day period ending on each of the first and last day of the calendar quarter, assuming dividends are reinvested. For purposes of determining relative TSR, the companies in the Russell 2000 index taken into consideration were those that were included in the index at the start of the first performance period, excluding the Company and excluding any company that was removed from the index before the end of the performance period due to a merger or acquisition.

For the final performance period under the 2019 PSUs, which ended on March 31, 2022, the Company’s relative TSR was at the 98th percentile relative to the index, resulting in a TSR achievement factor for the first performance period of 2.0.

As a result, on March 31, 2022 our NEOs vested in the number of 2019 PSUs set forth in the table below. The 2019 PSUs provided that any payout for a performance period up to the target number of PSUs eligible to vest for that performance period would be settled in shares of our common stock and any PSUs vesting above the target level for a performance period would be settled in cash based on the fair market value of a share of common stock in accordance with the terms of the 2019 PSU award agreement.

		Total Target
		2019 PSUs
		Eligible To	Overall	Total 2019
		Vest For 3rd	Achievement	PSUs Vested
	Total	Performance	Factor for 3rd	Following 3rd	Total	Total
	Target	Period	Performance	Performance	Share Issued	Cash Paid
	2019 PSUs	(50% of the total)	Period	Period	to NEO	to NEO
Name	(#)	(#)		(#)	(#)	($) (1)
Daniel L. Jablonsky	198,677	99,341	2.000	198,682	99,341	3,919,996
Biggs C. Porter	183,569	91,789	2.000	183,578	91,789	3,621,994
Leon Anthony Frazier	119,206	59,606	2.000	119,212	59,606	2,352,053
Walter S. Scott	149,012	74,508	2.000	149,016	74,508	2,940,086
Daniel N. Nord	—	—	0.000	—	—	—

(1)	Total cash paid to NEO is calculated as total PSUs vesting above target level multiplied by the closing price of the Company’s common stock on March 31, 2022 of $39.46.

The NEOs were required to continue their service through the end of each performance period to be eligible to receive any amounts earned in respect of the 2019 PSUs for that performance period.

Merger Agreement with Advent

As reported in a Current Report on Form 8-K that we filed with the SEC on December 16, 2022, on December 15, 2022 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Galileo Parent, Inc., a Delaware corporation (“Parent”), Galileo Bidco, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), and Galileo Topco, Inc. Parent and Merger Sub are affiliates of funds advised by Advent International Corporation (“Advent”).

Treatment of Equity Awards

The Merger Agreement provides that, among other things and on the terms and subject to the conditions of the Merger Agreement, each outstanding SAR, RSU (excluding any RSUs granted in 2023 to any individual who is not a Non-Employee Director of the Company), PSUs, and deferred stock unit outstanding as of the effective time of the merger provided for in the Merger Agreement will be settled in cash as provided in the Merger Agreement. The Merger Agreement also provides the following vesting levels for our PSU Awards: (a) for our 2020 PSUs, 175% of the target number of shares, (b) for our 2021 PSUs, 176% of the target number of shares, and (c) for our 2022 PSUs, 184% of the target number of shares. Each equity award that is granted by us in 2023 (all of which will be RSUs) will have (i) 33% of the shares subject to such RSU will be cashed out at the effective time of the merger, and (ii) the remaining number of shares covered by such RSU converted into a cash award based on the value of the merger consideration will be scheduled to vest and pay out in equal installments on January 1, 2024, and January 1, 2025, subject to the holder’s continued employment with us or earlier severance qualifying termination.

Retention Bonuses

In connection with the Merger, Maxar awarded each named executive officer a one-time cash retention bonus. Maxar awarded Mr. Jablonsky a retention bonus of $1,500,000, Mr. Frazier a retention bonus of $700,000, Mr. Porter a retention bonus of $500,000, Mr. Scott a retention bonus of $300,000 and Mr. Nord a retention bonus of $200,000. Each retention bonus was scheduled to vest with respect to one third of the award upon the effective time of the merger provided for in the Merger Agreement and with respect to the remaining two thirds of the award on the one-year anniversary of such effective time, subject to the recipient’s continued employment through the applicable vesting date (or such recipient’s earlier qualifying termination).

Accelerated Vesting of Certain Equity Awards

In December 2022, the Compensation Committee accelerated the vesting of certain equity awards and certain portions of the retention bonuses because it determined that the executives were both focused on consummating the transactions contemplated by the Merger Agreement and held other awards that were sufficient to incentivize them to remain employed with us through the consummation of such transactions, and that accelerating such equity awards could provide a significant tax savings for the executives. The Compensation Committee accelerated the vesting of the first third of the retention bonuses awarded to Mr. Jablonsky ($500,000 of his total retention bonus) and Mr. Nord ($66,667 of his total retention bonus). On December 28, 2022, the following equity awards were accelerated for Mr. Nord: 23,716 Performance Share Units that would have otherwise vested on December 31, 2023, 5,890 Restricted Share Units that would have otherwise vested on February 24, 2023, 5,891 Restricted Share Units that would have otherwise vested on February 24, 2024, 6,058 Restricted Share Units that would have otherwise vested on May 21, 2023, and 6,242 Restricted Share Units that would have otherwise vested on May 21, 2024.

Employment Agreements and Severance Protections

In September 2022, the Company entered into an amended and restated employment agreement with Mr. Jablonsky, and with respect to the other executive officers, entered into executive change in control and severance agreements, which superseded their prior employment arrangements with us. Maxar believes that reasonable severance payments and benefits provide for stability and focus, by reinforcing and encouraging the continued attention and dedication of our key executive officers to their duties of acting in the best interests of stockholders, by removing the distractions or uncertainty in circumstances which could arise from the occurrence of a change in control.

Daniel L. Jablonsky. On September 6, 2022, we entered into an amended and restated employment agreement with Mr. Jablonsky, which superseded his prior employment agreement with us. The agreement provides that Mr. Jablonsky’s employment with us is at-will. The agreement provides that Mr. Jablonsky will be eligible for equity awards with grant size and terms determined by our Board of Directors and/or our Compensation Committee.

Pursuant to his amended and restated employment agreement, in the event of a termination of employment by the Company without cause or termination by Mr. Jablonsky for good reason not in connection with a change in control of the Company, he will be entitled to the following: (i) 24 months of salary continuation; (ii) a prorated annual bonus for the year of termination, paid at the same time annual bonuses are paid to our other executives; (iii) continued vesting of his outstanding equity awards over the 12-month period following his termination; (iv) up to 24 months of continued coverage under our group health plan (or reimbursement for such costs); and (v) outplacement services at the Company’s cost.

Under the amended and restated employment agreement, if Mr. Jablonsky experiences a termination of employment by the Company without cause or termination by Mr. Jablonsky for good reason that occurs during the period beginning three months before and ending 12 months after a change in control of Maxar, then he will be entitled to the following: (i) a payment equal to 2.99 times the sum of his then-current base salary plus his target annual bonus for the year of termination, generally payable in a lump sum unless the covered termination occurs before the change in control; (ii) full vesting acceleration of his outstanding equity awards, with any performance conditions calculated based on the higher of actual achievement and prorated target achievement; (iii) up to 36 months of continued coverage under our group health plan (or reimbursement for such costs) and (iv) outplacement services at the Company’s cost.

Additionally, if Mr. Jablonsky’s employment with us terminates due to his death or disability, he (or his estate) will be entitled to a prorated annual bonus for the year of termination, paid at the same time annual bonuses are paid to our other executives and continued vesting of his outstanding equity awards over the 12-month period following his termination.

Mr. Jablonsky’s (or his estate’s) receipt of any severance benefits under the agreement is subject to Mr. Jablonsky (or his estate) signing a general release of claims in favor of the Company.

Other NEOs. In September 2022, we entered into executive change in control and severance agreements with each of Messrs. Porter, Scott, Frazier and Nord. These agreements supersede the rights Mr. Porter had under his employment term sheet and Mr. Scott had under a Severance Protection Agreement (SPA). Pursuant to the agreement, in the event the executive’s employment is terminated by the Company other than for cause or if he resigns for good reason (each, as defined in the applicable agreement) not in connection with a change in control of the Company, he will be entitled to the following: (i) 18 months of base salary, payable in installments; (ii) a lump sum payment equal to 18 months of continued COBRA premiums; and (iii) outplacement services at the Company’s cost.

In the event the executive’s employment is terminated by the Company other than for cause or if he resigns for good reason during the period beginning three months before and ending 24 months following a change in control of Maxar (or, in the case of Messrs. Porter and Scott, on or during 24 months following a change in control), then he will be entitled to the following: (i) a payment equal to two times the sum of his then-current base salary plus his target annual bonus for the year of termination generally payable in a lump sum; (ii) a lump sum payment equal to 24 months of continued COBRA premiums; (iii) outplacement services at the Company’s cost; and (iv) full vesting acceleration of his outstanding equity awards, with any performance conditions calculated based on the higher of actual achievement and prorated target achievement unless otherwise set forth in the applicable award agreement.

Under Mr. Porter’s agreement (the “September 2022 Agreement with Mr. Porter), he is eligible to receive continued vesting of his outstanding equity awards granted prior to 2022 and extended exercisability of his options and SARs through their expiration dates in the event of (i) a termination without cause, for good reason or due to his death or disability, or (ii) his termination for any reason other than cause after the third anniversary of his employment start date. In addition, under Mr. Scott’s agreement, Mr. Scott is eligible to receive continued vesting of his equity awards upon his retirement, which is defined as a termination by the Company other than for cause after he attained the age of 65. As of December 31, 2022, Mr. Scott was not retirement eligible.

In addition, on September 15, 2022, Mr. Porter announced his intention to retire in 2023. In connection with this announcement, Mr. Porter and the Company entered into a letter agreement, dated September 15, 2022 (the “September 2022 Agreement with Mr. Porter”), pursuant to which Mr. Porter has agreed to continue in the role of Chief Financial Officer of the Company until the earlier of the appointment of his successor or March 31, 2023 and to provide transition support in a consulting role through March 31, 2024 to ensure an orderly transition of his responsibilities. In consideration of the foregoing, (i) Mr. Porter will remain eligible for a short-term incentive bonus from the Company with respect to 2022; (ii) the equity awards previously granted by the Company to Mr. Porter will continue to vest while he is providing such consulting services to the Company; and (iii) Mr. Porter will vest two-thirds of his performance stock units granted by the Company in 2022. Mr. Porter is not entitled to any additional compensation during the period of his consulting services.

The executive’s receipt of any severance benefits is subject to the executive signing a general release of claims in favor of the Company.

Compensation Committee Report

-Employee Directors: Messrs. Zahler (Chair), General Kehler and Mmes. Decyk and Isham, each of whom our Board of Directors has determined is independent under the applicable rules of the NYSE and TSX. The Compensation Committee has duties and powers as described in its written charter adopted by our Board of Directors. A copy of the charter can be found on the Company Information page on our website under Investors, Corporate Governance, Governance Documents at http://investor.maxar.com.

-K for the

 year ended December 31, 2019.

COMPENSATION COMMITTEE REPORT

The Compensation Committee currently consists of the following Non-Employee Directors: Messrs. Zahler (Chair), General Kehler, Dr. Wilson and Mmes. Decyk and Isham, each of whom our Board of Directors has determined is independent under the applicable rules of the NYSE and TSX. The Compensation Committee has duties and powers as described in its written charter adopted by our Board of Directors. A copy of the charter can be found on the Company Information page on our website under Investors, Corporate Governance, Governance Documents at http://investor.maxar.com.

The Compensation Committee has reviewed and discussed the disclosures contained in the Compensation Discussion & Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion & Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2022.

The Compensation Committee ERIC J. ZAHLER, CHAIR ROXANNE J. DECYK JOANNE O. ISHAM C. ROBERT KEHLER HEATHER A. WILSON
1)	The foregoing report of the Compensation Committee is not soliciting material, is deemed furnished and not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Amendment and irrespective of any general incorporation language in such filing.

Compensation Committee Interlocks and Insider Participation

General Kehler, Mr. Zahler, Dr. Wilson and Mmes. Decyk and Isham each served on the Compensation Committee during 2022. No member of the Compensation Committee: (i) is or has ever been an officer or employee of the Company; (ii) during the last year, had any relationships requiring disclosure by the Company under Item 404 of Regulation S-K promulgated by the SEC or (iii) is an executive officer of another entity at which one of our executive officers serves either as a director or on its compensation committee.

Executive Compensation Tables

Summary Compensation Table – 2022

The following Summary Compensation Table sets forth the total compensation earned for the year ended December 31, 2022 for our NEOs:

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position(s)	Year	($)	($)	($) (1)	($) (2)	($)	($)	($) (3)	($)

Daniel L. Jablonsky (4)	2022	954,808	495,000	4,500,031	—	642,505	—	42,451	6,634,795
President, Chief Executive Officer	2021	873,078	—	5,057,653	—	1,012,286	—	49,546	6,992,563
	2020	750,000	—	3,838,621	—	1,033,200	—	39,888	5,661,709

Biggs C. Porter	2022	625,001	—	1,950,000	—	305,000	—	40,629	2,920,630
Executive Vice President,	2021	625,001	—	2,348,226	—	550,000	—	30,845	3,554,072
Chief Financial Officer	2020	612,501	—	2,303,176	—	615,000	—	30,496	3,561,173

Leon Anthony Frazier	2022	460,067	—	1,500,048	—	266,036	—	47,485	2,273,636
Executive Vice President,	2021	464,405	—	1,565,516	—	501,188	—	37,561	2,568,669
GM, Earth Intelligence Public Sector	2020	464,405	—	1,417,344	—	498,150	—	40,502	2,420,401

Walter S. Scott	2022	500,000	—	1,500,048	—	205,875	—	49,002	2,254,925
Executive Vice President,	2021	500,000	—	1,806,272	—	309,375	—	147,991	2,763,638
Chief Technology Officer	2020	485,001	—	1,771,688	—	430,500	—	39,090	2,726,279

Daniel N. Nord (5)	2022	425,000	316,000	1,000,013	196,706	148,810	—	45,683	2,132,212
Senior Vice President,
GM, Earth Intelligence Enterprise

(1)	The amounts reported in the "Stock Awards" column of the table above for each year represent the aggregate grant date fair value of PSUs and RSUs granted in 2022 in accordance with FASB ASC Topic 718. The grant date fair value of PSUs is based on the probable outcome of the ACL goal and the estimated outcome of the relative TSR goal determined under a Monte Carlo simulation method, in each case, as of the grant date, in accordance with FASB ASC Topic 718. The value of the PSUs granted to each NEO as of the applicable grant date assuming the maximum achievement of the ACL goal is as follows: Mr. Jablonsky: $2,330,656; Mr. Porter: $974,972; Mr. Frazier: $749,996; Mr. Scott: $749,996; and Mr. Nord: $499,992. The value of the PSUs granted to each NEO as of the applicable grant date assuming the maximum achievement of the relative TSR goal is as follows: Mr. Jablonsky: $3,662,611; Mr. Porter: $1,646,165; Mr. Frazier: $1,266,332; Mr. Scott: $1,266,332; and Mr. Nord: $844,316. For discussion of valuation assumptions used in the FASB ASC Topic 718 calculations, see Note 19 to our consolidated financial statements included in the Original Filing. The table above for each year represents the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718 for performance and restricted share units. For discussion of valuation assumptions used in the FASB ASC Topic 718 calculations, see Note 2 to our consolidated financial statements included in the Original Filing.

The September 2022 Agreement with Mr. Porter provides that certain of Mr. Porter’s equity awards will accelerate and vest in certain circumstances. For additional information see “Compensation Discussion and Analysis - Employment Agreements and Severance Protections.” The September 2022 Agreement with Mr. Porter resulted in a modification of those awards for accounting purposes. For Mr. Porter in 2022, this amount includes the “incremental fair value”, calculated as of the modification date in accordance with FASB ASC Topic 718, for Mr. Porter’s 2022 RSU award ($247,200) and 2022 PSUs ($637,585), resulting from such modification of these awards. As of the date of this Amendment, Mr. Porter remains employed with us and these awards remain eligible to vest in accordance with their original terms. However, under applicable SEC rules, we are required to include the “incremental fair value” of the modification of these awards as 2022 compensation for Mr. Porter even though he may not actually realize a benefit from the modification.

(2)	No stock options were granted to NEOs for the years ended December 31, 2022, 2021 and 2020. $196,706 for Dan Nord relates to the incremental fair value recognized on his 2021 granted RSUs that were accelerated to vest on December 28, 2022.
(3)	For information regarding the amounts reported for 2022 in the “All Other Compensation” column of the table above, see the section entitled “2022 All Other Compensation” below.
(4)	Mr. Jablonsky received a base salary increase from $900,000 to $975,000 which went into effect at March 26, 2022. His new base salary was prorated for the remainder of 2022 and his total base salary paid as of December 31, 2022 was $954,808.
(5)	Mr. Nord became our Senior Vice President, GM, Earth Intelligence Enterprise effective May 24, 2021. As 2022 was the first year that Mr. Nord became an NEO, his 2021 compensation is not presented in the table above.

2022 All Other Compensation

The following table presents the amounts reported for 2022 in the “All Other Compensation” column of the 2022 Summary Compensation Table above.

	Prerequisites		Company Contributions
	and Other	Insurance	to Retirement and	Relocation
	Personal Benefits (1)	Premiums (2)	401(k) Plans (3)	Payments (4)	Total
Name	($)	($)	($)	($)	($)
Daniel L. Jablonsky	18	30,233	12,200	—	42,451
Biggs C. Porter	8,548	19,881	12,200	—	40,629
Leon Anthony Frazier	8,261	27,024	12,200	—	47,485
Walter S. Scott	7,356	29,446	12,200	—	49,002
Daniel N. Nord	7,577	27,856	10,250	—	45,683

(1)	Consists of executive physical payment and executive financial planning benefit for Messrs. Porter, Frazier, Scott and Nord.
(2)	Consists of medical, dental, vision, basic life and long-term disability premium payments.
(3)	Consists of Company matching contributions to the Company’s 401(k) plan.
(4)	Consists of relocation services and temporary housing.

2022 Grants of Plan-Based Awards

The following table sets forth summary information regarding the incentive awards granted to our NEOs during the year ended December 31, 2022. There were no stock options granted to NEOs during the year ended December 31, 2022.

								All Other
		Estimated Future Payouts			Estimated Future Payouts			Stock	Grant Date
		Under Non-Equity Incentive			Under Equity Incentive			Awards:	Fair Value
		Plan Awards (1)			Plan Awards (2)			Number of	of Stock
								Shares of	and Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#) (3)	($) (4)
Daniel L. Jablonsky	—	201,094	1,072,500	2,145,000
	February 24, 2022	—	—	—	40,165	80,329	160,658		2,996,633
	February 24, 2022	—	—	—				80,329	2,250,015

Biggs C. Porter	—	93,750	500,000	1,000,000
	February 24, 2022	—	—	—	17,405	34,809	69,618		1,310,568
	February 24, 2022	—	—	—				34,809	975,000
	September 15, 2022	—	—	—				—	247,200	(5)
	September 15, 2022	—	—	—				—	637,585	(5)

Leon Anthony Frazier	—	78,469	418,500	837,000
	February 24, 2022	—	—	—	13,389	26,777	53,554		1,008,164
	February 24, 2022	—	—	—				26,777	750,024

Walter S. Scott	—	70,313	375,000	750,000
	February 24, 2022	—	—	—	13,389	26,777	53,554		1,008,164
	February 24, 2022	—	—	—				26,777	750,024

Daniel N. Nord	—	55,781	297,500	595,000
	February 24, 2022	—	—	—	8,926	17,851	35,702		672,119
	February 24, 2022	—	—	—				17,851	500,007

(1)	Amounts represent threshold, target and maximum payout opportunities under the 2022 STIP. For additional information see “Compensation Discussion and Analysis – 2022 Executive Compensation Program.”
(2)	Amounts represent threshold, target and maximum payout opportunities under the 2022 PSUs awarded under the 2019 Incentive Award Plan. For additional information see “Compensation Discussion and Analysis – 2022 Executive Compensation Program.”
(3)	The amounts reported in this column represents RSUs granted during the year ended December 31, 2022 under the 2019 Incentive Award Plan.
(4)	The amounts reported in this column do not reflect compensation actually received by the NEOs nor do they reflect the actual value that will be recognized by the NEOs. Instead, and as required by applicable SEC rules, the amounts reported in this column reflect the aggregate grant date fair value of the awards granted to the NEOs in 2022, calculated in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating the amounts reflected in this column, see footnote (1) to the Summary Compensation Table and Note 2 to our audited consolidated financial statements included in the Original Filing.
(5)	The September 2022 Agreement with Mr. Porter provides that certain of Mr. Porter’s equity awards will accelerate and vest in certain circumstances. For additional information see “Compensation Discussion and Analysis – Employment Agreements and Severance Protections.” The September 2022 Agreement resulted in a modification of those awards for accounting purposes. This amount reflects the “incremental fair values”, calculated as of the modification date in accordance with FASB ASC Topic 718, for Mr. Porter’s 2022 RSU award ($247,200) and 2022 PSUs ($637,585), resulting from such modification of these awards.

2022 Outstanding Equity Awards at Year-End

The following table sets forth summary information regarding the outstanding equity awards held by each of our NEOs as of December 31, 2022 including the vesting dates for the portions of these awards that had not vested as of that date. All values are based on the per share closing price of our common stock of $51.74 on December 30, 2022, the last trading day of 2022, and, for the amounts reported in the “Equity Incentive Plan Awards” columns, are calculated assuming payout at threshold level of performance.

	Option Awards				Stock Awards

																Equity
																Incentive
											Equity					Plan Awards:
											Incentive					Market or
										Market	Plan Awards:					Payout
					Number of					Value of	Number of					Value of
	Number of	Number of			Shares or					Shares or	Unearned					Unearned
	Securities	Securities			Units of					Units of	Shares, Units					Shares, Units
	Underlying	Underlying			Stock					Stock	or Other					or Other
	Unexercised	Unexercised	Option		That		Vesting	Vesting	Vesting	That	Rights That		Vesting	Vesting	Vesting	Rights That
	Options	Options	Exercise	Option	Have Not	Vesting	in	in	in	Have Not	Have Not	Vesting	in	in	in	Have Not
	(#)	(#)	Price	Expiration	Vested	Commencement	2023	2024	2025	Vested	Vested	Commencement	2023	2024	2025	Vested
Name	Exercisable	Unexercisable	($/share)	Date	(#)	Date	(%)	(%)	(%)	($)	(#)	Date	(%)	(%)	(%)	($)
Daniel L. Jablonsky	14,864	—	61.78	December 31, 2027	80,329	02/24/2023	33.0%	33.0%	34.0%	4,156,222	71,582	02/28/2023	100.0%	0.0%	0.0%	3,703,653
					29,405	02/26/2023	49.3%	50.7%	0.0%	1,521,415	43,888	12/31/2023	100.0%	0.0%	0.0%	2,270,765
					27,244	02/28/2023	100.0%	0.0%	0.0%	1,409,605	80,329	02/24/2025	0.0%	0.0%	100.0%	4,156,222
					15,146	05/13/2023	100.0%	0.0%	0.0%	783,654

Biggs C. Porter	10,307	—	36.44	August 15, 2028	34,809	02/24/2023	33.0%	33.0%	34.0%	1,801,018	42,949	02/28/2023	100.0%	0.0%	0.0%	2,222,181
					13,653	02/26/2023	49.2%	50.8%	0.0%	706,406	20,377	12/31/2023	100.0%	0.0%	0.0%	1,054,306
					16,347	02/28/2023	100.0%	0.0%	0.0%	845,794	34,809	02/24/2025	0.0%	0.0%	100.0%	1,801,018
					9,088	05/13/2023	100.0%	0.0%	0.0%	470,213

Leon Anthony Frazier	12,095	—	61.78	December 31, 2027	26,777	02/24/2023	33.0%	33.0%	34.0%	1,385,442	26,430	02/28/2023	100.0%	0.0%	0.0%	1,367,488
					9,102	02/26/2023	49.3%	50.7%	0.0%	470,937	13,585	12/31/2023	100.0%	0.0%	0.0%	702,888
					10,060	02/28/2023	100.0%	0.0%	0.0%	520,504	26,777	02/24/2025	0.0%	0.0%	100.0%	1,385,442
					5,593	05/13/2023	100.0%	0.0%	0.0%	289,382

Walter S. Scott	21,859	—	61.78	December 31, 2027	26,777	02/24/2023	33.0%	33.0%	34.0%	1,385,442	33,038	02/28/2023	100.0%	0.0%	0.0%	1,709,386
					10,502	02/26/2023	49.2%	50.8%	0.0%	543,373	15,674	12/31/2023	100.0%	0.0%	0.0%	810,973
					12,575	02/28/2023	100.0%	0.0%	0.0%	650,631	26,777	02/24/2025	0.0%	0.0%	100.0%	1,385,442
					6,991	05/13/2023	100.0%	0.0%	0.0%	361,714

Daniel N. Nord	—	—	—	—	6,070	02/24/2025	0.0%	0.0%	100.0%	314,062	4,884	12/31/2023	100.0%	0.0%	0.0%	252,698
											17,851	02/24/2025	0.0%	0.0%	100.0%	923,611

2022 Option Exercises and Stock Vested

The following table sets forth summary information concerning the exercise of stock options and the vesting of stock awards for our NEOs during the year ended December 31, 2022. None of our NEOs exercised any stock options during the year ended December 31, 2022.

	Stock Awards
	Number of Shares
	Acquired on	Value Realized
	Vesting	on Vesting
Name	(#)	($) (1)
Daniel L. Jablonsky	230,176	7,482,670
Biggs C. Porter	185,884	6,066,586
Leon Anthony Frazier	116,270	3,807,999
Walter S. Scott	144,906	4,747,608
Daniel N. Nord	43,613	2,081,256

(1)	The “Value Realized on Vesting” is determined by multiplying the number of shares or units, as applicable, that vested by the per share closing price of our common stock on the vesting date (or the immediately preceding trading day, if the vesting date is not a trading day).

2022 Nonqualified Deferred Compensation

Our NEOs did not participate in any nonqualified deferred compensation arrangements in 2022.

CEO Pay Ratio

As is permitted under the SEC rules, to determine our median employee, we chose “base salary” as our consistently applied compensation measure. We annualized base salary for those regular employees who commenced work during 2022. Using a determination date of October 1, 2022 we started out with approximately 3,866 employees. We then excluded 133 employees from 12 countries/territories (3.44% of the total workforce) under the 5% de minimis exemption, with employee counts as follows: Australia (2), Canada (6), China (3), Germany (1), India (5), Japan (6), Luxembourg (1), Puerto Rico (3), Singapore (16), Sweden (72), United Arab Emirates (1) and United Kingdom (17).

We then applied a valid statistical sampling methodology to the remaining 3,733 employees to estimate the median base salary. We then produced a sample of employees who were paid within a 5% range of that median, and within the 5% range we selected an employee at the middle of that group as our median employee. We determined the median employee’s annual total compensation for 2022 was $155,465, which includes the value of nondiscriminatory health care benefits. Our CEO’s annual total compensation for 2022 was $6,634,795, which also includes the estimated value of nondiscriminatory health care benefits. Our estimate of the ratio of CEO pay to median worker pay is therefore 42.7:1.

This ratio is a reasonable estimate calculated using a methodology consistent with the SEC rules, as described above. As the SEC rules allow for companies to adopt a wide range of methodologies, to apply country exclusions and to make reasonable estimates and assumptions that reflect their compensation practices to identify the median employee and calculate the CEO pay ratio, the pay ratios reported by other companies may not be comparable to the pay ratio reported above.

Potential Payments upon Termination or Change in Control

A description of the employment and severance arrangements of our NEOs is contained in the Compensation Discussion & Analysis under the heading “Employment Agreements and Severance Protections.” In addition, under the terms of the Maxar Technologies Ltd. Omnibus Equity Incentive Plan (“Omnibus Plan”) and the Maxar Technologies Inc. 2019 Incentive Award Plan (“2019 Plan”), outstanding awards will accelerate in the event the successor does not assume or substitute the awards, or, if the successor assumes or substitutes the awards, in the event of a termination without “cause” or resignation for “good reason” (each, as defined in the applicable plan) during the one-year period following the change in control. Under the terms of the PSUs, for the purposes of such acceleration, the PSUs will vest based on the greater of (i) actual performance through the date of the change in control or termination, as applicable, or (ii) prorated target performance.

The table below reflects the estimated payments and benefits to each of the NEOs under the terms of their employment arrangements in effect as of December 31, 2022, assuming that a qualifying triggering event on December 31, 2022, the last business day of 2022. The equity award values shown below are based on a per share value of $51.74, the closing trading price of our common stock on December 30, 2022, in the case of SARs, less the applicable exercise price. The actual amounts to be paid out can only be determined at the time of such officer’s separation. The equity award values under “Termination Without Cause or for Good Reason in Connection with a Change in Control” represent full acceleration of such award, which would also be received by the NEOs in the event of a change in control in which such awards were not assumed or substituted by the successor.

				Termination	Termination
				Without Cause or	Without Cause or
			Termination	for Good Reason	for Good Reason
			Due to Death	(Regardless of	in Connection with
Name	Termination Reason	Retirement	or Disability	Change in Control)	Change in Control
Daniel L. Jablonsky	Severance (1)	—	1,072,500	4,120,000	6,147,025
	Medical Benefits (2)	—	—	52,971	79,456
	Stock Appreciation Rights	—	—	—	—
	Restricted Stock Units (4)	—	9,313,614	9,313,614	7,870,896
	Performance Stock Units (5)	—	5,974,418	5,974,418	10,130,640
	Total	—	16,360,532	19,461,003	24,228,017

Biggs C. Porter	Severance (1)	—	—	962,500	2,275,000
	Medical Benefits (2)	—	—	26,703	35,604
	Stock Appreciation Rights (3)	—	—	—	157,697
	Restricted Stock Units (3) (4)	2,022,413	2,022,413	2,022,413	3,823,431
	Performance Stock Units (3) (5)	3,276,487	3,276,487	3,276,487	5,077,505
	Total	5,298,900	5,298,900	6,288,103	11,369,237

Leon Anthony Frazier	Severance (1)	—	—	722,500	1,792,000
	Medical Benefits (2)	—	—	40,099	53,466
	Stock Appreciation Rights	—	—	—	—
	Restricted Stock Units (4)	—	—	—	2,666,266
	Performance Stock Units (5)	—	—	—	3,455,818
	Total	—	—	762,599	7,967,550

Walter S. Scott	Severance (1)	—	—	775,000	1,775,000
	Medical Benefits (2)	—	—	43,837	58,450
	Stock Appreciation Rights	—	—	—	—
	Restricted Stock Units (4)	—	—	—	2,941,160
	Performance Stock Units (5)	—	—	—	3,905,801
	Total	—	—	818,837	8,680,411

Daniel N. Nord	Severance (1)	—	—	662,500	1,470,000
	Medical Benefits (2)	—	—	40,099	53,466
	Stock Appreciation Rights	—	—	—	—
	Restricted Stock Units (4)	—	—	—	314,062
	Performance Stock Units (5)	—	—	—	1,176,309
	Total	—	—	702,599	3,013,837

A description of the employment and severance arrangements of our NEOs is contained in the Compensation Discussion & Analysis under the heading “Employment Agreements and Severance Protections.”

(1)	Represents base salary, bonus and outplacement severance as defined under employment agreement.
(2)	Represents subsidy for COBRA benefits comprised of medical, dental and vision coverage, based upon enrollment at the time of separation.
(3)	Mr. Porter would receive continued vesting of outstanding equity awards upon an involuntary termination not for cause. Following the third anniversary of his employment commencement date, Mr. Porter would receive continued vesting of outstanding equity awards granted prior to 2022 upon any separation of employment not for cause. This clause became effective on August 15, 2021.
(4)	Represents value of RSUs (based on our closing stock price on the last trading day of 2022), either with continued vesting following a qualifying termination, or, assuming awards are not assumed or substituted and vesting is accelerated, following a Change in Control.

Represents target performance with respect to PSUs (with the target number of PSUs valued based on our closing stock price on the last trading day of 2022), either with continued vesting following a qualifying termination, or, assuming awards are not assumed or substituted and vesting is accelerated, following a Change in Control.

Director Compensation

2022 DIRECTOR COMPENSATION

Philosophy

The compensation program for the members of our Board of Directors who are not employed by us or one of our subsidiaries (“Non-Employee Directors”) is reviewed annually by the Compensation Committee and any changes to the program are approved by the Board of Directors. The Compensation Committee retains an independent Compensation Committee advisor to provide guidance on executive and Board of Director compensation matters. The Compensation Committee used Meridian as its independent advisor in 2022, as further described on page 15. The Company seeks to provide market driven compensation to our Non-Employee Directors with a focus on the following:

●	Attracting and retaining qualified and diverse individuals; and
●	Aligning director compensation with stockholder interests by providing a significant portion of compensation in the form of equity awards that fluctuate in value with the Company’s stock price.

2022 Director Compensation Structure

Based on benchmarking of peer companies, Maxar’s Director Compensation ranked below median in 2022. In order to align better to market, the Board of Directors approved an increase to the director Annual Equity Retainer in February 2023. No further changes to Maxar’s Director Compensation structure are planned as of this Amendment for 2023.

Maxar’s program for Non-Employee Director compensation in 2023 and 2022 is summarized as follows:

	2023	2022
Board of Directors Service Compensation (All Non‑Employee Directors)	Amount ($)	Amount ($)
Annual Cash Retainer – Chair of the Board(1)	130,000	130,000
Annual Equity Retainer – Chair of the Board(2)	255,000	215,000
Annual Cash Retainer – Director(1)	80,000	80,000
Annual Equity Retainer – Director(2)	195,000	155,000

36

	2023	2022
Additional Service Compensation	Amount ($)	Amount ($)
Audit and Finance Committee Chair Incremental Cash Retainer(1)	25,000	25,000
Compensation Committee Chair Incremental Cash Retainer(1)	18,000	18,000
Governance Committee Chair Incremental Cash Retainer(1)	15,000	15,000
Risk Committee Chair Incremental Cash Retainer(1)	15,000	15,000

(1)	The Annual Cash Retainers and each of the Incremental Cash Retainers reported in the tables above are annualized amounts that are paid in equal quarterly installments in arrears and are pro-rated for Non-Employee Directors who join or depart the Board of Directors during the calendar year. Non-Employee Directors may elect to defer receipt of up to 100% of their cash retainer pursuant to the terms of our Deferred Compensation Plan, as described below.
(2)	The Annual Equity Retainers reported in the tables above are granted as restricted stock units (“RSUs”). RSUs granted to Non-Employee Directors vest on the earlier of the one year anniversary of the date of the grant or the next annual meeting of the Company’s stockholders, so long as the period between such meetings is not less than 50 weeks, and are settled on a one-for-one basis in shares of Company common stock. The number of RSUs awarded is determined by dividing the applicable dollar amount indicated above by the closing price of a share of Company common stock on the applicable grant date and rounding up to the nearest whole share. The Annual Equity Retainer may be pro-rated for Non-Employee Directors who join the Board of Directors during the calendar year. Non-Employee Directors may elect to defer receipt of up to 100% of their equity retainer pursuant to the terms of our Deferred Compensation Plan, as described below. Increases to the Annual Equity Retainer for the Chair of the Board and other Directors were approved by the Board of Directors in February 2023, based on the recommendation of the Compensation Committee and were effective immediately.

In October 2019, we adopted the Maxar Technologies Inc. Director Deferred Compensation Plan (“Deferred Compensation Plan”). Pursuant to the Deferred Compensation Plan, Non-Employee Directors may elect to defer up to 100% of their annual cash retainers and/or their equity awards and may elect payments to be made or commence on a separation from service or scheduled payment date in a lump sum or installments for up to ten years. Participants may also elect to have deferred amounts payable on an earlier change in control and amounts will be paid in a lump sum upon a participant’s death or disability that occurs prior to the elected payment event.

We previously maintained the Maxar Technologies Ltd. Directors’ Deferred Share Unit Plan (“DSU Plan”), pursuant to which our Non-Employee Directors received a portion of their annual compensation in the form of deferred share units (“DSUs”), granted quarterly. DSUs were granted at a price equal to the closing price of our shares on the TSX on the day prior to the grant date and are paid out upon the Non-Employee Director’s retirement in cash based on the closing price of our shares on the TSX on the day prior to the retirement date. The DSU Plan was frozen in January 2019 in connection with our U.S. Domestication.

Director Compensation

The following table presents information regarding the compensation paid for 2022 to each of our Non-Employee Directors.

	Fees Earned or		All Other
	Paid in Cash	Stock Awards	Compensation	Total
Director	($)	($)(1)	($)	($)
Howell M. Estes III	130,000	215,005	—	345,005
Nick S. Cyprus	105,000	155,008	—	260,008
Roxanne J. Decyk	95,000	155,008	—	250,008
Joanne O. Isham (2)	87,500	155,008	—	242,508
C. Robert Kehler	95,000	155,008	—	250,008
Gilman Louie	80,000	155,008	—	235,008
L. Roger Mason, Jr. (3)	—	155,008	—	155,008
Heather A. Wilson	80,000	155,008	—	235,008
Eric J. Zahler	98,000	155,008	—	253,008
Eddy Zervigon	80,000	155,008	—	235,008

(1)	Amounts reported in this column of the table above represent the grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used in the FASB ASC Topic 718 calculations, see Note 19 to our consolidated financial statements in the Original Filing. Messrs. Cyprus, Louie, Zahler and Zervigon and General Kehler and Dr. Mason and Dr. Wilson and Mmes. Isham and Decyk each received 5,131 RSUs on January 3, 2022, with a grant date fair value of $30.21 per share. General Estes received 7,117 RSUs on January 3, 2022, with a grant date fair value of $30.21 per share.
(2)	Includes fees for service for leading the classified sessions of meetings of members of the Board of Directors who hold the requisite security clearances.
(3)	Dr. Mason elected to defer receipt of his quarterly cash retainer of $20,000 for the period January 1, 2022 through December 31, 2022.

The following table shows the number of shares subject to outstanding RSUs and the number of shares subject to outstanding DSUs, pursuant to elections made under the DSU Plan and held by each of the Non-Employee Directors as of December 31, 2022. None of our Non-Employee Directors held any outstanding options or Stock Appreciation Rights (“SARs”) as of December 31, 2022.

			Number of Shares
			Outstanding Subject to
	Number of Shares	Number of Shares	RSUs Deferred
	Subject to	Outstanding	Under Deferred
Director	Outstanding DSUs	Unvested RSUs	Compensation Plan
Howell M. Estes III	2,660	7,117	—
Nick S. Cyprus	2,660	5,131	12,246
Roxanne J. Decyk	—	5,131	4,172
Joanne O. Isham	4,701	5,131	—
C. Robert Kehler	4,701	5,131	—
Gilman Louie	—	5,131	—
L. Roger Mason, Jr.	2,660	5,131	12,246
Heather A. Wilson	—	5,131	—
Eric J. Zahler	12,184	5,131	12,246
Eddy Zervigon	—	5,131	8,074

Other Director Compensation Considerations

Travel Expenses and Continuing Education

We reimburse our directors for their travel costs and expenses relating to attendance at Board of Directors and Committee meetings. In addition, in 2022 the Company continued the Director Training and Education Policy in which the Company will reimburse certain expenses incurred by a director in connection with attendance at approved continuing education programs, up to $15,000 over a three-year period.

Non-Employee Director Stock Ownership Guidelines

Under our Stock Ownership Guidelines, our Non-Employee Directors must hold, for his or her tenure with the Company, shares of our common stock with a value equal to at least five times the director’s annual cash retainer. Shares counted for purposes of the guidelines include shares of common stock (i) held directly or indirectly (either individually or in a brokerage account) or by or for the benefit of immediate family members; (ii) by trusts for the benefit of such person or such person’s immediate family members; (iii) in a 401(k) plan, IRA, or employee equity purchase or deferred compensation plan; and (iv) shares underlying time-vesting restricted stock or RSU awards that vest solely based on the passage of time. Directors have until the later of the fifth anniversary of: (i) the original effective date of the policy of November 1, 2018; or (ii) their date of appointment to the Board to come into compliance with the policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Ownership

The following tables set forth, to the best of our knowledge, the beneficial ownership of our common stock as of the close of business on April 14, 2023 by:

●	Each of the NEOs in the 2022 Summary Compensation Table in Item 11, “Executive Compensation”;
●	Each of our directors;
●	All of our executive officers and directors as a group; and
●	Each person known by us to be the beneficial owner of more than 5% of our common stock.

As of April 14, 2023, we had an aggregate of 75,549,527 shares of common stock outstanding. Unless otherwise indicated, the address of each named person is c/o Maxar Technologies Inc., 1300 West 120th Avenue, Westminster, Colorado 80234. Except as otherwise noted in the footnotes below, each person or entity identified below has sole voting and investment power with respect to such securities and no shares beneficially owned by any director or executive officer have been pledged as security.

Common Stock

		Shares
	Shares	Vesting		Percentage
	Beneficially	Within	Total Beneficial	of Class
Name	Owned (1)	60 Days (2)	Ownership (3)	Owned
Daniel L. Jablonsky (4)	458,779	15,146	473,925	*
Howell M. Estes III (5)	45,539	—	45,539	*
Nick S. Cyprus (6)	37,798	—	37,798	*
Roxanne J. Decyk	27,417	—	27,417	*
Joanne O. Isham	33,987	—	33,987	*
C. Robert Kehler (7)	33,537	—	33,537	*
Gilman Louie	13,274	—	13,274	*
L. Roger Mason, Jr.	40,272	—	40,272	*
Heather A. Wilson	8,441	—	8,441	*
Eric J. Zahler	17,377	—	17,377	*
Eddy Zervigon	10,472	—	10,472	*
Biggs C. Porter (8)	260,459	9,088	269,547	*
Leon Anthony Frazier	200,794	5,593	206,387	*
Walter S. Scott (9)	352,272	6,991	359,263	*
Daniel N. Nord	24,874	—	24,874	*
Officers and Directors, as a group (20 persons) (10) (11)	1,920,622	48,471	1,969,093	2.60%

*Less than 1%.

(1)	Shares are considered to be “beneficially” owned if the person, directly or indirectly, has sole or shared voting or investment power with respect to such shares. Does not include DSUs deferred as part of the Company’s Deferred Compensation Plan. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table have sole voting and/or investment power with respect to all of the shares of our common stock that they beneficially own, subject to applicable community property laws.
(2)	Number of shares subject to RSUs and PSUs vesting within 60 days after April 14, 2023.
(3)	Includes shares beneficially owned and RSUs and PSUs vesting within 60 days after April 14, 2023. Does not include DSUs deferred as part of the Company’s Deferred Compensation Plan owned by Generals Estes and Kehler, Messrs. Cyprus, Mason and Zahler and Ms. Isham.
(4)	Includes Mr. Jablonsky’s 1,234 shares purchased on April 14, 2023 through the Company’s ESPP.
(5)	General Estes’s shares reflects a reduction of 39,923 shares for which beneficial ownership was transferred pursuant to a transaction exempt from Section 16 of the Exchange Act.
(6)	Includes 156 shares of common stock owned by Mr. Cyprus’ spouse. Mr. Cyprus disclaims beneficial ownership with regard to these shares.
(7)	Includes 32,437 shares held by the Claude R. Kehler and Marjorie E. Kehler Revocable Trust.
(8)	Includes 99 shares held by the Biggs Cunningham Porter Trust. Mr. Porter disclaims beneficial ownership with regard to these shares. Also reflects the corrected number of shares withheld to cover tax obligations.
(9)	Includes 48,133 shares of common stock registered in the name of Walter S. Scott & Diane R. Scott, Trustees or their Successors in Trust under the Walter and Diane Scott Living Trust, dated March 19, 2000, where Mr. Scott shares voting and investment power with Diane R. Scott.
(10)	Messrs. Johnson, Lee and Robertson and Mmes. Andora and Pittman are included within these totals.

(11)	Includes Mr. Robertson’s 1,234 shares and Mr. Lee’s 631 shares both purchased on April 14, 2023 through the Company’s ESPP.

5% Holders of Common Stock

	Total Beneficial	Percentage of
	Ownership	Class Owned
5% Holders	(#)	(%)
The Vanguard Group (1)	6,877,969	9.10%
BlackRock, Inc. (2)	6,420,197	8.50%

(1)	Based on information supplied by The Vanguard Group in a Schedule 13G/A filed with the SEC on February 19, 2023. According to the Schedule 13G/A, The Vanguard Group, organized in the Commonwealth of Pennsylvania, is an investment advisor. The Vanguard Group has shared power to vote or direct the vote of 53,458 shares of common stock, sole power to dispose or direct the disposition of 6,758,464 shares of common stock and shared power to dispose or to direct the disposition of 119,505 shares of common stock as of December 31, 2022. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(2)	Based on information supplied by Blackrock, Inc. in a Schedule 13G/A filed with the SEC on February 7, 2023. According to the Schedule 13G/A, Blackrock Inc., a Holding Company organized in the State of Delaware, has sole power to vote or direct the vote of 6,244,824 shares of common stock and sole power to dispose or direct the disposition of 6,420,197 shares of common stock as of December 31, 2022. The Address of Blackrock, Inc. is 55 East 52nd Street, New York, New York 10055.

Equity Compensation Plan Information

Number of Securities
to be Issued Upon
	Exercise of		Number of
	Outstanding Stock		Securities Remaining
	Settled, Stock	Weighted‑Average	Available for Future
	Appreciation Rights	Exercise Price of	Issuance Under Equity
	and Vesting of	Outstanding Stock	Compensation Plans
	Restricted Share	Settled Stock	(Excluding Securities
	Unit Awards (1)	Appreciation Rights (2)	Reflected in Column 1) (3)
Equity compensation plans approved by stockholders	3,324,445	51.39	5,407,129
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Equity compensation plans approved by stockholders:

Plans include the MacDonald, Dettwiler and Associates Ltd. 2016 Long Term Incentive Plan, the MacDonald, Dettwiler and Associates Ltd. 2017 Long Term Incentive Plan, the Maxar Technologies Ltd. Employee Stock Option Plan, the Omnibus Plan, the 2019 Plan and the Maxar Technologies Inc. Employee Stock Purchase Plan (“ESPP”). Shares available for grant under these plans may, subject to the terms and limits of the applicable plan, be used for any type of award authorized under the plan.

(1)	Includes 825,949 outstanding stock settled SARS, 581,040 outstanding PSUs at target and 1,917,456 outstanding unvested RSUs.
(2)	The weighted average exercise price does not include RSUs or PSUs, which do not have an exercise price.
(3)	Includes 1,858,170 shares available for future issuance under the 2019 Plan as of December 31, 2022 and 3,548,959 shares available under the ESPP as of December 31, 2022. Subject to the limits of the 2019 Plan, the securities available for issuance under the 2019 Plan generally may be used for any type of award authorized under the 2019 Plan including stock options, RSUs, PSUs and stock appreciation rights

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related-Person Transaction Policies and Procedures

Our Board of Directors adopted a written Related-Person Transaction Policy, which sets out our policies and procedures for the review, approval, or ratification of any Related-Person Transaction. Under our Related-Person Transaction Policy, the Audit and Finance Committee will review the relevant facts and circumstances of each Related-Person Transaction and either approve or disapprove or ratify the Related-Person Transaction. Such review shall include, but not be limited to:

●	Whether the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;
●	The extent of the Related-Person’s interest in the transaction; and
●	The conflicts of interest and corporate opportunity provisions of the Company’s Code of Ethics and Business Conduct.

Management presents to the Audit and Finance Committee each proposed Related Person Transaction, including all relevant facts and circumstances and updates the Audit and Finance Committee as to any material changes to any previously approved or ratified Related-Person Transaction. No member of the Board of Directors may participate in approval of a Related Person transaction for which he or she is a Related Person.

For the purposes of Maxar’s Related-Person Transaction policy, a “Related-Person Transaction” is a material transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and in which any Related Person (as defined below) had, has or will have a direct or indirect material interest. A transaction involving an amount exceeding $120,000 is presumed to be a “material transaction,” though transactions involving lower amounts may be material based on the facts and circumstances. A “direct or indirect material interest” of a Related Person may arise by virtue of Control (as defined in the policy) or significant influence of the Related Person to the transaction or by direct or indirect pecuniary interest of the Related Person in the transaction. A “Related Person” is defined as:

●	Any person who is, or at any time since the beginning of the Company’s last completed year was, a director or executive officer of the Company or a nominee to become a director of the Company;
●	Any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities;
●	Any “Immediate Family Member” (any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner) of any of the foregoing persons as well as any other family member who might control or influence or who might be controlled or influenced by the forgoing persons because of his or her family relationship (this may, for example, capture a relative receiving monetary support from such person);
●	Any firm, corporation or other entity in which any of the foregoing persons is employed as an executive officer or is a general partner, managing member or principal or in a position of having “Control” or significant influence or in which such person has a 5% or greater beneficial ownership interest; or
●	Any firm, corporation or other entity in which any director, executive officer, nominee or more than 5% beneficial owner is employed (whether or not as an executive officer).

Certain Relationships and Related-Party Transactions

Since the beginning of our last completed fiscal year, there have been no transactions, and there are currently no proposed transactions, in which: (i) the amounts involved exceeded or will exceed $120,000 and (ii) a director, executive officer, holder of more than 5% of our voting securities or any member of their immediate family had or will have a direct or indirect material interest, other than as discussed below.

On January 25, 2022, the Company invested $2,000,000 in Aurora Insight Inc. (“Aurora”), an entity that provides analytics on spectrum and wireless networks, in exchange for, among other things, certain equity interests in Aurora. Mr. Louie, a member of our Board of Directors, is a general partner of Alsop Louie Partners, which holds equity interests in Aurora equaling less than 35% of Aurora’s total outstanding equity. In addition, the Company also entered into certain commercial arrangements with Aurora that allow us to act a third-party distributor for Aurora’s products and services (“Distribution Agreement”). On December 16, 2022, the Company acquired the equity interests in Aurora that it did not previously own, for an amount equal to $2,800,000 and a potential earnout based on certain performance metrics in 2025. Alsop Louie received approximately $1,100,000 as a result of the Company’s acquisition of Aurora. The Audit and Finance Committee approved the acquisition of the remaining Aurora equity interests not previously owned by the Company via unanimous written consent, which was signed by Mr. Louie solely for the purpose of making the consent unanimous as required under Delaware law.

Director Independence

As required by our Corporate Governance Guidelines and Nominating and Corporate Governance Committee charter, the Board of Directors has determined that each of Howell M. Estes III, Nick S. Cyprus, Roxanne J. Decyk, Joanne O. Isham, C. Robert Kehler, Gilman Louie, L. Roger Mason, Jr., Heather A. Wilson, Eric J. Zahler and Eddy Zervigon is an “independent director” as defined under the applicable rules and regulations of the NYSE and the TSX. Our independent directors represent 91% of our Board of Directors. Mr. Jablonsky is not independent since he also serves as our President and CEO. In determining the independence of our directors, the Board of Directors considered all transactions, relationships or arrangements in which we and any director had any interest. In making these determinations, the Board of Directors considered the relationships and transactions described under the caption “Certain Relationships and Related-Party Transactions” above.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table summarizes the aggregate fees billed to the Company by KPMG LLP (Auditor Firm ID: 185) located in Denver, Colorado for the years ended December 31, 2022 and 2021.

	2022	2021
	($)	($)
Audit Fees(1)	3,714,439	3,576,870
Tax Fees(2)	—	76,819
Audit-related Fees(3)	8,000	8,000
Total	3,722,439	3,661,689

(1)	Fees for the audit of our annual financial statements included in our annual report on Form 10-K, the audit of our internal control over financial reporting, the review of the financial statements included in our quarterly reports, audit services provided in connection with other regulatory filings and statutory audits performed by KPMG affiliated member firms.
(2)	Tax fees consisted of fees for tax advisory services and tax compliance services.
(3)	Audit-related fees related to the Company’s access of online research tools and other software.

Pre-Approval of Audit and Non-Audit Services

All services, audit and non-audit, provided by our independent registered public accounting firm must be pre-approved by the Audit and Finance Committee or the Chair of the Audit and Finance Committee. As set forth in its charter, the Audit and Finance Committee must pre-approve: (i) all audit services to be provided by the independent registered public accounting firm and (ii) all non-audit services to be provided by the independent registered public accounting firm as permitted by Section 10A of the Exchange Act and in connection therewith to approve all fees and other terms of engagement. Such pre-approval can be given as part of the Audit and Finance Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual basis. The Audit and Finance Committee may delegate responsibility for pre-approval of non-auditing services to one or more of its members, but the decision must be presented to the full Audit and Finance Committee. In 2022 and 2021, all audit and permissible non-audit services provided by KPMG were pre-approved by the Audit and Finance Committee pursuant to the foregoing pre-approval policy. The Audit and Finance Committee concluded that the provision of non-audit services was compatible with maintaining the independence of KPMG.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

3)    Exhibits:

		Incorporated by Reference				Filed or Furnished
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith

2.1	Stock Purchase Agreement by and Among Maxar Technologies Inc., Maxar Technologies Holdings Inc. and Neptune Acquisition Inc., dated as of December 29, 2019	8-K	001-38228	2.1	12/30/2019

2.2	Agreement and Plan of Merger by and among Maxar Technologies Inc. and Galileo Parent, Inc. and related parties, dated as of December 16, 2022.	8-K	001-38228	2.1	12/16/2022

3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Secretary of the State of Delaware.	8-K	001-38228	3.1	1/2/2019

3.2	Third Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.1	11/1/2022

4.(vi)1	Description of Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	001-38228	4.(vi)1	2/24/2021

4.1	Indenture, dated as of June 25, 2020 (Notes due 2027).	8-K	001-38228	4.1	6/26/2020

4.2	Indenture, dated as of June 14, 2022, among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and notes collateral agent.	8-K	001-38228	4.1	6/14/2022

4.3	Second Amended and Restated Credit Agreement, dated as of June 14, 2022, among the Company, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders from time to time party thereto.	8-K	001-38228	10.1	6/14/2022

10.1#	Contract by and between Maxar Intelligence Inc. and the National Reconnaissance Office	10-K	001-38228	10.1	2/22/2023

10.2*	Form of Executive Change in Control and Severance Agreement	10-Q	001-38228	10.2	11/3/2022

10.2.1*	Form of Indemnification Agreement.	8-K	001-38228	10.12	1/2/2019

10.3*	Amended and Restated Employment Agreement of Daniel L. Jablonsky	10-Q	001-38228	10.2	11/3/2022

10.3.1*	Biggs Porter Employee Term Sheet.	10-K	001-38228	10.3.1	3/1/2019

10.3.2*	Letter Agreement, dated September 15, 2022, between Maxar Intelligence Inc. and Biggs C. Porter*	8-K	001-38228	10.1	9/15/2022

10.4*	Maxar Technologies Ltd. Omnibus Equity Incentive Plan.	S-8	333-220853	4.3	10/6/2017

10.4.1*	Amendment to the Maxar Technologies Ltd. Omnibus Equity Incentive Plan.	S-8	001-38228	4.3	5/15/2018

10.4.2*	Amendment to the Maxar Technologies Ltd. Omnibus Equity Incentive Plan.	S-8	333-219296 333-220853 333-224934	4.13	1/2/2019

10.4.3*	Form of LTIP Award Omnibus Equity Incentive Plan (U.S. Employees).	10-K	001-38228	10.4.3	3/1/2019

10.4.4*	Form of LTIP Award Omnibus Equity Incentive Plan (Canadian Employees).	10-K	00138228	10.4.4	3/1/2019

10.4.5*	Form of RSU Award Omnibus Equity Incentive Plan (U.S. Employees).	10-K	001-38228	10.4.5	3/1/2019

10.4.6*	Form of RSU Award Omnibus Equity Incentive Plan (Canadian Employees).	10-K	001-38228	10.4.6	3/1/2019

10.4.7*	Form of Amended Executive Change in Control and Severance Agreement*	10-Q	001-38228	10.4	11/3/2022

10.5*	Maxar Technologies Ltd. Employee Stock Option Plan.	S-8	333-220853	4.2	10/6/2017

10.5.1*	Form of Restricted Share Unit Award Agreement Employee Stock Option Plan.	S-8	333-220853	4.5	10/6/2017

10.5.2*	Form of Restricted Share Unit Award Agreement.	S-8	333-220853	4.6	10/6/2017

10.5.3*	Amendment to Restricted Share Unit Award Agreement.	S-8	333-220853	4.7	10/6/2017

10.6*	MacDonald, Dettwiler and Associates Ltd. 2017 Long-Term Incentive Plan.	S-8	333-220853	4.4	10/6/2017

10.6.1*	Amendment to MacDonald, Dettwiler and Associates Ltd. 2017 Long-Term Incentive Plan.	S-8	333-219296 333-220853 333-224934	4.14	1/2/2019

10.7*	Form of Restricted Share Unit Award Agreement for Non-U.S. Grantees.	10-Q	001-34299	10.5	5/2/2017

10.8*	Maxar Technologies Inc. 2019 Incentive Award Plan.	S-8	333-231296	4.3	5/8/2019

10.8.1*	Form of PSU Award Grant Notice - 2019 Plan.	10-Q	001-38228	10.4	5/9/2019

10.8.2*	Form of RSU Award Grant Notice - 2019 Plan.	10-Q	001-38228	10.5	5/9/2019

10.8.3*	Form of Stock Option Grant Notice - 2019 Plan.	10-Q	001-38228	10.6	5/9/2019

10.8.4*	Form of RSU Award Grant Notice - 1 year vesting - 2019 Plan.	10-Q	001-38228	10.7	5/9/2019

10.8.5*	Form of Cash-Settled RSU Award Grant Notice.	10-Q	001-38228	10.8	5/9/2019

10.8.6*	Form of Cash Incentive Award Grant Notice.	10-Q	001-38228	10.9	5/9/2019

10.8.7*	First Amendment to the Maxar Technologies Inc. 2019 Incentive Award Plan.	8-K	001-38228	10.1	5/15/2020

10.8.8*	Form of Performance Stock Unit Award Grant Notice - 2020	10-Q	001-38228	10.3	5/11/2020

10.8.9*	Form of Performance Stock Unit Award Grant Notice - 2021	10-Q	001-38228	10.1	5/3/2021

10.8.10*	Second Amendment to the Maxar Technologies Inc. 2019 Incentive Award Plan	8-K	001-38228	10.1	5/13/2021

10.8.11*	Form of Restricted Stock Unit Award Grant Notice - 2022	10-Q	001-38228	10.1	5/9/2022

10.8.12*	Form of Performance Stock Unit Award Grant Notice - 2022	10-Q	001-38228	10.2	8/9/2022

10.9*	Maxar Technologies Inc. Employee Stock Purchase Plan.	S-8	333-231296	4.4	5/8/2019

10.10#	Limited Recourse Receivables Purchase Agreement dated September 16, 2016 among Space Systems/Loral, LLC, MacDonald, Dettwiler and Associates Ltd., and ING Bank N.V.	F-4/A	001-38228	10.4	6/2/2017

21.1	Subsidiaries of the Registrant.	10-K	001-38228	21.1	2/22/2023

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	10-K	001-38228	23.1	2/22/2023

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38228	31.1	2/22/2023

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38228	31.2	2/22/2023

31.3	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.4	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38228	32.1	2/22/2023

32.2†	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38228	32.2	2/22/2023

101+	The following materials for the Maxar Technologies Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i.) Audited Consolidated Statements of Operations (ii.) Audited Consolidated Balance Sheets (iii.) Audited Consolidated Statements of Cash Flows (iv.) Audited Consolidated Statements of Stockholders’ Equity and Statement of Comprehensive Income (Loss) (v.) Related notes, tagged or blocks of text	10-K	001-38228	101	2/22/2023

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

#Certain portions of this exhibit have been omitted by redacting a portion of the text. This exhibit has been filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

*Management contract or compensatory plan arrangement.

†Furnished with the Original Filing.

+XBRL (eXtensible Business Reporting Language) Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2023

Maxar Technologies Inc.

By:	/s/ Biggs C. Porter
Biggs C. Porter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

