Form 10-Q
period 2023-03-31
Maxar Technologies Inc.
filed 2023-05-03
CIK 1121142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

As of April 26, 2023, there were 75,838,570 shares of the registrant’s common stock, at $0.0001 par value, outstanding.

Maxar Technologies Inc.

Quarterly Report on Form 10-Q

For the period ended March 31, 2023

PART I. FINANCIAL INFORMATION

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Operations

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Product	$176	$154
Service	243	251
Total revenues	419	405
Costs and expenses:
Product costs, excluding depreciation and amortization	147	127
Service costs, excluding depreciation and amortization	109	93
Selling, general and administrative	117	104
Depreciation and amortization	39	68
Gain on sale of assets	(6)	—
Operating income	13	13
Interest expense, net	29	23
Other income, net	(2)	(3)
Loss before taxes	(14)	(7)
Income tax expense (benefit)	—	—
Net loss	$(14)	$(7)

Net loss per common share:
Basic	$(0.19)	$(0.10)
Diluted	$(0.19)	$(0.10)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(In millions)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(14)	$(7)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on interest rate swaps	(1)	8
Reclassification of (gain) loss to net income	(7)	3
Other comprehensive (loss) income, net of tax	(8)	11
Comprehensive (loss) income, net of tax	$(22)	$4

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Balance Sheets

(In millions)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$26	$52
Trade and other receivables, net	379	380
Inventory, net	45	46
Advances to suppliers	39	25
Prepaid assets	32	35
Other current assets	107	70
Total current assets	628	608
Non-current assets:
Orbital receivables, net	302	307
Property, plant and equipment, net	1,113	1,094
Intangible assets, net	722	718
Non-current operating lease assets	131	133
Goodwill	1,649	1,649
Other non-current assets	95	97
Total assets	$4,640	$4,606
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$92	$87
Accrued liabilities	87	76
Accrued compensation and benefits	52	77
Contract liabilities	387	364
Current portion of long-term debt	21	22
Current operating lease liabilities	35	34
Other current liabilities	105	76
Total current liabilities	779	736
Non-current liabilities:
Pension and other postretirement benefits	106	106
Operating lease liabilities	131	133
Long-term debt	2,193	2,172
Other non-current liabilities	68	71
Total liabilities	3,277	3,218
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.0001 par value, 240 million common shares authorized; 75.5 million and 74.7 million issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in capital	2,273	2,276
Accumulated deficit	(887)	(873)
Accumulated other comprehensive loss	(24)	(16)
Total Maxar stockholders' equity	1,362	1,387
Noncontrolling interest	1	1
Total stockholders' equity	1,363	1,388
Total liabilities and stockholders' equity	$4,640	$4,606

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In millions)

	Three Months Ended
	March 31,
	2023	2022
Cash flows provided by (used in):
Operating activities:
Net loss	$(14)	$(7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39	68
Stock-based compensation expense	9	15
Amortization of debt issuance costs and other non-cash interest expense	5	3
Gain on sale of asset	(6)	—
Other	(2)	5
Changes in operating assets and liabilities:
Trade and other receivables, net	8	29
Accounts payable and liabilities	(22)	(25)
Contract liabilities	23	(39)
Other	4	(1)
Cash provided by operating activities	44	48
Investing activities:
Purchase of property, plant and equipment and development or purchase of software	(63)	(64)
Sale of asset	6	—
Acquisition of investment	—	(2)
Cash used in investing activities	(57)	(66)
Financing activities:
Net proceeds from Revolving Credit Facility	20	—
Settlement of securitization liability	(4)	(4)
Repayments of long-term debt	(6)	(1)
Other	(12)	(2)
Cash used in financing activities	(2)	(7)
Decrease in cash, cash equivalents, and restricted cash	(15)	(25)
Cash, cash equivalents, and restricted cash, beginning of year	52	48
Cash, cash equivalents, and restricted cash, end of period	$37	$23

Reconciliation of cash flow information:
Cash and cash equivalents	$26	$22
Restricted cash included in prepaid and other current assets	11	1
Total cash, cash equivalents, and restricted cash	$37	$23

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MAXAR TECHNOLOGIES INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In millions, except per share amounts)

Three months ended March 31, 2023:

					Accumulated
					other		Total
	Common Stock		Additional	Accumulated	comprehensive	Noncontrolling	stockholders’
	Shares	Amount	paid-in capital	deficit	loss	interest	equity
Balance as of December 31, 2022	74.7	$—	$2,276	$(873)	$(16)	$1	$1,388
Common stock issued under employee stock purchase plan	0.8	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	(3)	—	—	—	(3)
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	(14)	(8)	—	(22)
Balance as of March 31, 2023	75.5	$—	$2,273	$(887)	$(24)	$1	$1,363

Three months ended March 31, 2022:

					Accumulated
					other		Total
	Common Stock		Additional	Accumulated	comprehensive	Noncontrolling	stockholders’
	Shares	Amount	paid-in capital	deficit	income (loss)	interest	equity
Balance as of December 31, 2021	72.7	$—	$2,235	$(720)	$(53)	$1	$1,463
Common stock issued under employee stock purchase plan	0.1	—	2	—	—	—	2
Equity classified stock-based compensation expense	0.6	—	6	—	—	—	6
Dividends ($0.01 per common share)	—	—	—	—	—	—	—
Comprehensive (loss) income	—	—	—	(7)	11	—	4
Balance as of March 31, 2022	73.4	$—	$2,243	$(727)	$(42)	$1	$1,475

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

As previously announced, on December 15, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with certain affiliates of funds advised by Advent International Corporation (“Advent”), pursuant to which, subject to the terms and conditions set forth therein, the outstanding shares of common stock of the Company will be acquired for $53.00 per share in an all-cash transaction. At a special meeting of Maxar stockholders held on April 19, 2023, our stockholders voted to adopt the Merger Agreement. We currently anticipate that the transaction will close in early May of 2023, subject to the satisfaction or waiver of the remaining closing conditions. Refer to the “Recent Developments” section of Part I, Item 2 for additional information regarding the Merger Agreement.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

Recent Accounting Guidance Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which together with subsequent amendments, is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company elected to apply the amendments beginning in the second quarter of 2022. On June 30, 2022, the Company amended its existing interest rate swaps that mature in June 2023 to modify the designated hedged interest rate risk from LIBOR to the Secured Overnight Financing Rate (“SOFR”) in connection with the Company's amendment and restatement of its Syndicated Credit Facility (as defined below) and elected to apply the contract modification optional expedient to the amendments and consider the amendments as a continuation of the existing contracts without performing an assessment that would otherwise be required under U.S. GAAP. See Note 8 for additional details regarding the amendments to the existing interest swaps.

3.	TRADE AND OTHER RECEIVABLES, NET

	March 31,	December 31,
	2023	2022
Billed	$182	$198
Unbilled	151	134
Total trade receivables	333	332
Orbital receivables, current portion	45	44
Other	2	4
Allowance for doubtful accounts	(1)	—
Trade and other receivables, net	$379	$380

The Company has orbital receivables from 13 customers for which the largest customer’s value represents 33% of the stated current and non-current balance sheet values as of both March 31, 2023 and December 31, 2022.

There have been no changes in the allowance for expected credit losses related to non-current orbital receivables for the three months ended March 31, 2023.

Securitization liabilities are as follows:

	March 31,	December 31,
	2023	2022
Current portion	$15	$15
Non-current portion	15	18
Total securitization liabilities	$30	$33

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

4.	INVENTORY, NET

	March 31,	December 31,
	2023	2022
Raw materials	$37	$44
Work in process	10	4
Total	$47	$48
Inventory reserve	(2)	(2)
Inventory, net	$45	$46

5.PROPERTY, PLANT AND EQUIPMENT, NET

	March 31,	December 31,
	2023	2022
Satellites	$398	$398
Equipment	212	209
Computer hardware	127	114
Leasehold improvements	95	95
Furniture and fixtures	17	17
Construction in process[1]	874	855
Property, plant and equipment, at cost	1,723	1,688
Accumulated depreciation	(610)	(594)
Property, plant and equipment, net	$1,113	$1,094

1Construction in process is primarily related to the construction of the Company’s WorldView Legion satellites.

Depreciation expense for property, plant and equipment was $18 million and $19 million for the three months ended March 31, 2023 and 2022, respectively.

6.	INTANGIBLE ASSETS

	March 31, 2023			December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$615	$(245)	$370	$615	$(234)	$381
Software	483	(179)	304	461	(174)	287
Technologies	49	(15)	34	49	(14)	35
Trade names and other	28	(14)	14	28	(13)	15
Intangible assets	$1,175	$(453)	$722	$1,153	$(435)	$718

Amortization expense related to intangible assets was $21 million and $49 million for the three months ended March 31, 2023 and 2022.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

7.	LONG-TERM DEBT AND INTEREST EXPENSE, NET

	March 31,	December 31,
	2023	2022
Syndicated Credit Facility:
Revolving Credit Facility	$145	$125
Term Loan B	1,489	1,493
7.75% 2027 Notes	500	500
7.54% 2027 Notes	150	150
Deferred financing	19	19
Obligations under finance leases and other	5	5
Debt discount and issuance costs	(94)	(98)
Total long-term debt	2,214	2,194
Current portion of long-term debt	(21)	(22)
Non-current portion of long-term debt	$2,193	$2,172

Syndicated Credit Facility

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

On June 14, 2022, the Company amended the terms of the Syndicated Credit Facility pursuant to an amended and restated credit agreement (“Amended and Restated Credit Agreement”). The maximum Consolidated Net Debt Leverage Ratio financial maintenance covenant permitted under the Amended and Restated Credit Agreement are (1) 5.00:1.00 for each fiscal quarter ending on or after March 31, 2023 through and including December 31, 2023 and (2) 4.50:1.00 for each fiscal quarter ending on or after March 31, 2024. The required level of the Interest Coverage Ratio maintenance covenant is 2.50:1.00 as of the last day of each fiscal quarter. As of March 31, 2023, the Company was in compliance with its debt covenants.

Borrowings under Term Loan B bear interest at a rate equal to, at the Company’s option, either Adjusted Term SOFR plus an applicable margin ranging from 4.00% to 4.25% or adjusted base rate (“ABR”) plus an applicable margin ranging from 3.00% to 3.25%, in each case depending on the total Consolidated Net Debt Leverage Ratio. Starting September 30, 2022, the Company must make equal quarterly installment payments in aggregate annual amounts equal to 1% of the original principal amount of Term Loan B, with the final balance payable at maturity on June 14, 2029; provided that if the 7.75% 2027 Notes are not repaid in full by the date that is 91 days prior to the maturity date of the 7.75% 2027 Notes, the maturity date for the Term Loan B will be the maturity date of the 7.75% 2027 Notes. Borrowings under Term Loan B may be repaid by the Company, in whole or in part, together with accrued interest, without premium or penalty.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. The Company had $13 million and $24 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility as of March 31, 2023 and December 31, 2022, respectively. The $11 million decrease of issued and undrawn letters of credit is primarily due to approximately $10 million of obligations now being collateralized with cash versus previously collateralized by letters of credit. The approximately $10 million of cash collateral is classified as restricted cash within Other current assets on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023.

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

Interest expense, net on long-term debt and other obligations is as follows:

	Three Months Ended
	March 31,
	2023	2022
Interest on long-term debt	$46	$33
Interest on orbital securitization liability	1	1
Capitalized interest	(18)	(11)
Interest expense, net	$29	$23

8.	FINANCIAL INSTRUMENTS AND FAIR VALUE DISCLOSURES

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

	Recurring Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Orbital receivables [1]	$—	$400	$—	$400
Interest rate swaps	—	13	—	13
	$—	$413	$—	$413
Liabilities
Long-term debt [2]	$—	$2,175	$—	$2,175
	$—	$2,175	$—	$2,175

	Recurring Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Orbital receivables [1]	$—	$392	$—	$392
Interest rate swaps	—	21	—	21
	$—	$413	$—	$413
Liabilities
Long-term debt [2]	$—	$2,168	$—	$2,168
	$—	$2,168	$—	$2,168

[1]	The carrying value of orbital receivables was $347 million and $351 million as of March 31, 2023 and December 31, 2022, respectively.
[2]

Long-term debt excludes borrowings under the Revolving Credit Facility, deferred financing costs and obligations under finance leases and other, and is carried at amortized cost. The outstanding carrying value was $2,045 million as of both March 31, 2023 and December 31, 2022. The carrying value of borrowings under the Revolving Credit Facility approximates their fair value.

In June 2022, the Company amended its existing interest rate swaps that mature in June 2023 to modify the designated hedged interest rate risk from LIBOR to SOFR in connection with the Company’s Amended and Restated Credit Agreement. In total, as of March 31, 2023, an aggregate of $1 billion of the Company’s variable rate long-term debt is fixed at an average one-month SOFR rate of 1.71% (excluding the margin specified in the Syndicated Credit Facility) pursuant to the Company’s outstanding interest rate swaps. In each of June 2023 and June 2024, the Company will have interest rate swap maturities of $500 million.

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

There were no transfers into or out of each of the levels of the fair value hierarchy during the periods ended March 31, 2023 and December 31, 2022.

9.	STOCKHOLDERS’ EQUITY

Changes in the components of Accumulated other comprehensive (loss) income are as follows:

	Foreign currency translation adjustments	Interest rate swaps	Pension and other postretirement plan adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2022	$(2)	$21	$(35)	$(16)
Other comprehensive loss before reclassifications	—	(1)	—	(1)
Reclassification of gain to net income	—	(7)	—	(7)
Tax benefit (expense)	—	—	—	—
Balance as of March 31, 2023	$(2)	$13	$(35)	$(24)

10.	REVENUES

As of March 31, 2023, the Company had $3,292 million of remaining performance obligations, which represents the transaction price of firm orders less inception-to-date revenues recognized. Remaining performance obligations generally exclude unexercised contract options and indefinite delivery/indefinite quantity contracts. The Company expects to recognize revenues relating to existing performance obligations of approximately $1,309 million, $851 million and $1,132 million for the remaining nine months ending December 31, 2023, the year ending December 31, 2024 and thereafter, respectively.

Contract liabilities by segment are as follows:

As of March 31, 2023	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$99	$288	$387

As of December 31, 2022	Earth Intelligence	Space Infrastructure	Total
Contract liabilities	$107	$257	$364

Contract liabilities increased to $387 million as of March 31, 2023 from $364 million as of December 31, 2022. The increase of $23 million in contract liabilities is primarily due to an increase in contract liabilities within the Space Infrastructure segment driven by recent contracts awarded to the Company. The Company had an immaterial balance of non-current contract liabilities as of March 31, 2023 and December 31, 2022. Non-current contract liabilities are included in Other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

The Company’s primary sources of revenues are as follows:

Three Months Ended March 31, 2023	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$176	$—	$176
Service revenues	243	—	—	243
Intersegment	—	19	(19)	—
	$243	$195	$(19)	$419

Three Months Ended March 31, 2022	Earth Intelligence	Space Infrastructure	Eliminations	Total
Product revenues	$—	$154	$—	$154
Service revenues	251	—	—	251
Intersegment	—	23	(23)	—
	$251	$177	$(23)	$405

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

The Company has certain programs in the Space Infrastructure segment which contain significant development efforts that have experienced delays and cost growth primarily due to the complexity of the programs resulting in an overall loss position. The Company recorded EAC adjustments on loss contracts of $7 million and $9 million for the three months ended March 31, 2023 and 2022, respectively.

The Company recognized revenue from post-launch services within the Space Infrastructure segment of $6 million for both the three months ended March 31, 2023 and 2022.

Revenues based on the geographic location of customers are as follows:

	Three Months Ended
	March 31,
	2023	2022
United States	$365	$335
Asia	20	22
Middle East	12	15
Europe	8	17
Australia	6	7
Canada	3	6
Other	5	3
Total revenues	$419	$405

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

Revenues from significant customers are as follows:

Three Months Ended March 31, 2023	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$168	$75	$—	$243
Commercial and other	75	120	(19)	176
Total revenues	$243	$195	$(19)	$419

Three Months Ended March 31, 2022	Earth Intelligence	Space Infrastructure	Eliminations	Total
U.S. federal government and agencies	$169	$63	$—	$232
Commercial and other	82	114	(23)	173
Total revenues	$251	$177	$(23)	$405

The Company had revenues from commercial customer (“Customer A”) in the Space Infrastructure segment that represented 13% of total revenues for the three months ended March 31, 2023. The revenues from commercial Customer A were below 10% for the three months ended March 31, 2022. The Company had revenues from another commercial customer (“Customer B”) in the Space Infrastructure segment that were below 10% for the three months ended March 31, 2023. The revenues from commercial Customer B represented 11% of the Company’s total revenues for the three months ended March 31, 2022.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

The following table summarizes the operating performance of the Company’s segments:

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Earth Intelligence	$243	$251
Space Infrastructure	195	177
Intersegment eliminations	(19)	(23)
Total revenues	$419	$405

Adjusted EBITDA:
Earth Intelligence	$73	$99
Space Infrastructure	14	19
Intersegment eliminations	(8)	(9)
Corporate and other expenses	(22)	(25)
Restructuring	(5)	(1)
Transaction and integration related expense	(4)	—
Amortization of deferred ERP implementation costs	(1)	—
Gain on sale of asset	6	—
Depreciation and amortization	(39)	(68)
Interest expense, net	(29)	(23)
Interest income [1]	1	1
Loss before taxes	$(14)	$(7)
1	Included in Other income, net on the Unaudited Condensed Consolidated Statements of Operations.

The Company’s capital expenditures are as follows:

Three Months Ended March 31, 2023	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$22	$4	$13	$39
Intangible assets	23	—	1	24
	$45	$4	$14	$63

Three Months Ended March 31, 2022	Earth Intelligence	Space Infrastructure	Corporate and Eliminations	Total
Capital expenditures:
Property, plant and equipment	$28	$3	$12	$43
Intangible assets	19	—	2	21
	$47	$3	$14	$64

Substantially all of the Company’s long-lived tangible assets were in the United States as of March 31, 2023 and December 31, 2022.

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

12.	EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit (credit) cost for the Company’s pension plans:

	Three Months Ended
	March 31,
	2023	2022
Interest cost	$5	$4
Expected return on plan assets	(6)	(7)
Expenses paid	1	1
Net periodic benefit credit	$—	$(2)

Contributions

The funding policy for the Company’s pension and postretirement benefit plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. In 2021, the Company elected to take advantage of certain provisions of the American Rescue Plan Act of 2021 and due to the Company’s election, there are no required contributions for the Company’s qualified pension plan for the year ending December 31, 2023, and there were no required contributions for the year ended December 31, 2022.

13.	INCOME TAXES

For the three months ended March 31, 2023 and 2022, the effective tax rate on Income before taxes was 0%. The effective tax rates for the three months ended March 31, 2023 and 2022 differ from the statutory U.S. federal income tax rate of 21.0% primarily due to estimated permanent differences and changes in valuation allowance. The Company does not anticipate a significant change to the Company’s gross unrecognized tax benefits within the next 12 months.

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

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

14.	NET LOSS PER COMMON SHARE

The following table includes the calculation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(14)	$(7)

Weighted average number of common shares outstanding-basic	75.0	73.2
Weighted dilutive effect of equity awards	—	—
Weighted average number of common shares outstanding - diluted	75.0	73.2

Net loss per common share:
Basic	$(0.19)	$(0.10)
Diluted	$(0.19)	$(0.10)

For the three months ended March 31, 2023 and 2022, approximately 2 million and 3 million shares subject to awards, respectively, were excluded from the diluted weighted average number of ordinary common shares outstanding calculation because their effect would have been anti-dilutive.

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

In the third quarter of 2022, the Company recorded a $12 million liability related to the satisfaction of an offset obligation incurred by the Company as a result of conducting business in a foreign country. The Company had expected to satisfy the offset obligation through other operational means that did not require cash payments or the transfer of other assets. In the third quarter of 2022 an agreement was reached to satisfy the Company’s offset obligation in the foreign country by making a total of $12 million in cash payments from November 2022 to January 2024. The Company recorded the current portion of the liability within Accrued liabilities and the non-current portion of the liability within Other non-current liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets and a $12 million expense within Other expense (income), net on the Company’s Unaudited Condensed Consolidated Statements of Operations.

In the fourth quarter of 2022, the Company made its first payment towards the $12 million offset obligation in the amount of $4 million. As of March 31, 2023 the remaining offset obligation balance to be settled is a short-term liability of $8 million, of which $4 million is to be paid during 2023 and the remaining $4 million is to be paid in early 2024.

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

 On October 21, 2019, a Maxar stockholder filed a putative class action lawsuit captioned McCurdy v. Maxar Technologies Inc., et al., No. 19CV35070 in the Superior Court of the State of California, County of Santa Clara, naming Maxar and certain members of management and the Board of Directors as defendants. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act in connection with the Company’s June 2, 2017 Registration Statement and Prospectus (“Offering Materials”) filed in anticipation of its October 5, 2017 merger with DigitalGlobe, Inc. (“DigitalGlobe Merger”). On April 30, 2020, the plaintiff filed an amended complaint alleging the same causes of action against the same set of defendants as set forth in his original complaint. The lawsuit is based upon many of the same underlying factual allegations as the Colorado Action. Specifically, the lawsuit alleges the Company’s statements regarding its accounting methods and risk factors, including those related to the GEO communications business, were false and/or misleading when made. On January 24, 2021, the court granted in part, and denied in part, defendants’ motion to dismiss. On August 20, 2021, the court certified a class consisting of investors who acquired Maxar stock in exchange for DigitalGlobe stock pursuant to the Offering Materials issued in connection with the DigitalGlobe Merger. The parties have reached an agreement to resolve the action on a class-wide basis for a one-time payment of $37 million, to be funded by insurance maintained by Maxar. The Company recorded a liability of $37 million within Other current liabilities and an asset within Other current assets on the Company’s Unaudited Condensed Consolidated Balance Sheet. The agreement is contingent on Court approval. As part of the Court approval process, class members will have an opportunity to object to, or opt-out of, the settlement pursuant to procedures to be established by the Court.

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

Eight complaints in connection with the Merger Agreement have been filed in federal court as individual actions. Those complaints are captioned as follows: (1) O’Dell v. Maxar Technologies Inc., et al., 23-cv-00929 (filed February 3, 2023 in the Southern District of New York); (2) Johnson v. Maxar Technologies Inc., et al., 23-cv-00383 (filed February 9, 2023 in the District of Colorado); (3) Zaczkiewicz v. Maxar Technologies Inc., et al., 23-cv-00401-STV (filed February 10, 2023 in the District of Colorado); (4) Jeweltex Manufacturing Retirement Plan v. Maxar Technologies Inc., et al., 23-cv-00873 (filed February 27, 2023 in the Northern District of California); (5) Coffman v. Maxar Technologies Inc., et al., 23-cv-02261 (filed March 16, 2023 in the Southern District of New York); (6) Finger v. Maxar Technologies Inc., et al., 23-cv-00306-UNA (filed March 20, 2023 in the District of Delaware); (7) Respler & Teitelbaum MD PC PSP v. Maxar Technologies Inc., et al., 23-cv-02362 (filed March 20, 2023 in the Southern District of New York); and (8) Ryan v. Maxar Technologies Inc., et al., 23-cv-02437 (filed March 22, 2023 in the Southern District of New York) (the “Federal Court Complaints”). Additionally, one complaint in connection with the Merger Agreement was filed in Colorado state court: Garfield v. Cyprus, et al., 2023CV30393 (filed March 16, 2023 in the Colorado District Court, Adams County) (the “State Court Complaint,” and, together with the Federal Court Complaints, the “Complaints”).

MAXAR TECHNOLOGIES INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Tabular amounts in millions, unless otherwise noted)

The Federal Court Complaints generally allege that the preliminary proxy statement filed by Maxar on January 31, 2023 (the “Preliminary Proxy Statement”) and/or the definitive proxy statement filed by Maxar on March 16, 2023 (the “Definitive Proxy Statement”), both filed in connection with the Merger Agreement, misrepresent and/or omit certain purportedly material information related to the Merger Agreement. The Federal Court Complaints assert violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against Maxar and the members of Maxar’s Board of Directors. The Federal Court Complaints seek, among other things: (i) an injunction enjoining the consummation of the Merger and the other transactions contemplated by the Merger Agreement; (ii) rescission or rescissory damages in the event the Merger and the other transactions contemplated by the Merger Agreement are consummated; (iii) direction that the defendants comply with the Exchange Act and disseminate a revised proxy statement; (iv) direction that defendants account for all damages suffered as a result of any misconduct; (v) costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees; and (vi) other relief the court may deem just and proper. The State Court Complaint also generally alleges certain misrepresentations and/or omissions of purportedly material information in the Definitive Proxy Statement related to the Merger Agreement, asserting violations of the Colorado Securities Act, Colorado Revised Statutes §§ 11-51-501 and 11-51-604(3) against Maxar and the members of Maxar’s Board of Directors, violations of §§ 11-51-604(5)(b) and (c) against the members of Maxar’s Board of Directors, as well as allegations of misrepresentations and concealment, and negligent misrepresentation and concealment, under Colorado state law against Advent, Maxar and the members of Maxar’s Board of Directors. The State Court Complaint seeks, among other things: (i) a declaration that the defendants have violated Colorado Revised Statute § 11-51-501; (ii) a declaration that the defendants fraudulently or negligently misrepresented and omitted purportedly material facts in the Definitive Proxy Statement; (iii) enjoining further violations of § 11-51-501; (iv) enjoining and/or rescinding the consummation of the Merger and the other transactions contemplated by the Merger Agreement; (v) enjoining further alleged misrepresentations related to the Definitive Proxy Statement; (vi) dissemination of a proxy statement that does not contain purportedly false or misleading statements; (vii) attorneys’ fees, experts’ fees, interest and costs; and (viii) other such relief the court may find just and proper.

In addition to the Complaints, starting on February 6, 2023, purported stockholders of Maxar sent demand letters (together with the Complaints, the “Matters”) alleging similar deficiencies regarding the disclosures made in the Preliminary Proxy Statement and the Definitive Proxy Statement. One such letter additionally seeks corporate books and records in order to investigate alleged wrongdoing by Maxar’s Board of Directors, executive officers and/or financial advisors in connection with the Merger Agreement.

Maxar cannot predict the outcomes of the Matters. Maxar management believes that the Matters are without merit and intends to vigorously defend against the Matters and any subsequent demands or filed actions. If additional similar complaints are filed or demands sent, absent new or significantly different allegations, Maxar will not necessarily disclose such additional filings or demands.

To avoid the risk of the Matters delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Maxar determined to make voluntary supplemental disclosures related to the Merger for the purpose of mooting any alleged disclosure issues (the “litigation-related supplemental disclosures”). The litigation-related supplemental disclosures were filed by Maxar on a Form 8-K on April 11, 2023. The State Court Complaint was voluntarily dismissed with prejudice on April 12, 2023.

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

16.	SUPPLEMENTAL CASH FLOW

Selected cash payments and non-cash activities are as follows:

	Three Months Ended
	March 31,
	2023	2022
Supplemental operating cash flow information:
Cash paid for interest	$29	$15
Income tax (refunds), net of payments	—	(8)
Supplemental non-cash investing and financing activities:
Accrued capital expenditures	9	19

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking.

These forward-looking statements are based on management’s current expectations and assumptions based on information currently known to us and our projections of the future, about which we cannot be certain. Forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from the anticipated results or expectations expressed in this Quarterly Report on Form 10-Q. Such factors, risks and uncertainties include: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement between the parties to the proposed transaction; (2) the failure to obtain certain required regulatory approvals or the failure to satisfy any of the other closing conditions to the completion of the proposed transaction within the expected timeframes or at all; (3) risks related to disruption of management’s attention from Maxar’s ongoing business operations due to the proposed transaction; (4) the effect of the announcement of the proposed transaction on the ability of Maxar to retain and hire key personnel and maintain relationships with its customers, suppliers and others with whom it does business, or on its operating results and business generally; (5) the ability of Maxar to meet expectations regarding the timing and completion of the transaction; (6) the impacts resulting from the conflict in Ukraine or related geopolitical tensions; (7) the impacts of the global COVID-19 pandemic or any other pandemics, epidemics or infectious disease outbreaks; (8) Maxar’s ability to generate a sustainable order rate for the satellite and space manufacturing operations and develop new technologies to meet the needs of its customers or potential new customers; (9) the impacts of any changes to the policies, priorities, regulations, mandates and funding levels of governmental entities; (10) the impacts if Maxar’s programs fail to meet contractual requirements or its products contain defects or fail to operate in the expected manner; (11) any significant disruption in or unauthorized access to Maxar’s computer systems or those of third parties that it utilizes in its operations, including those relating to cybersecurity or arising from cyber-attacks, and security threats could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property; (12) satellites are subject to construction and launch delays, launch failures, damage or destruction during launch; (13) if Maxar satellites fail to operate as intended; (14) the impacts of any loss of, or damage to, a satellite and any failure to obtain data or alternate sources of data for Maxar’s products; (15) any interruption or failure of Maxar’s infrastructure or national infrastructure; (16) Maxar’s business with various governmental entities is concentrated in a small number of primary contracts; (17) Maxar operates in highly competitive industries and in various jurisdictions across the world; (18) uncertain global macro-economic and political conditions; (19) Maxar is a party to legal proceedings, investigations and other claims or disputes, which are costly to defend and, if determined adversely to it, could require it to pay fines or damages, undertake remedial measures or prevent it from taking certain actions; (20) Maxar’s ability to attract, train and retain employees; (21) any disruptions in U.S. government operations and funding; (22) any changes in U.S. government policy regarding use of commercial data or space infrastructure providers, or material delay or cancellation of certain U.S. government programs; (23) Maxar’s business involves significant risks and uncertainties that may not be covered by insurance; (24) Maxar often relies on a single vendor or a limited number of vendors to provide certain key products or services; (25) any disruptions in the supply of key raw materials or components and any difficulties in the supplier qualification process, as well as any increases in prices of raw materials; (26) any changes in Maxar’s accounting estimates and assumptions; (27) Maxar may be required to recognize impairment charges; (28) Maxar’s business is capital intensive, and it may not be able to raise adequate capital to finance its business strategies, including funding future satellites, or to refinance or renew its debt financing arrangements, or it may be able to do so only on terms that significantly restrict its ability to operate its business; (29) Maxar’s ability to obtain additional debt or equity financing or government grants to finance operating working capital requirements and growth initiatives may be limited or difficult to obtain; (30) Maxar’s indebtedness and other contractual obligations; (31) Maxar’s current financing arrangements contain certain restrictive covenants that impact its future operating and financial flexibility; (32) Maxar’s actual operating results may differ significantly from its guidance; (33) Maxar could be adversely impacted by actions of activist stockholders; (34) the price of Maxar’s common stock has been volatile and may fluctuate substantially; (35) Maxar’s operations in the U.S. government market are subject to significant regulatory risk; (36) failure to comply with the requirements of the National Industrial Security Program Operating Manual could result in interruption, delay or suspension of Maxar’s ability to provide its products and services, and could result in loss of current and future business with the U.S. government; (37) Maxar’s business is subject to various regulatory risks; (38) any changes in tax law, in Maxar’s tax rates or in exposure to additional income tax liabilities or assessments; (39) Maxar’s ability to use its U.S. federal and state net operating loss carryforwards and certain other tax attributes may be limited; (40) Maxar’s operations are subject to governmental law and regulations relating to environmental matters, which may expose it to significant costs and liabilities; and (41) the other risks listed from time to time in Maxar’s filings with the SEC. As a result, although we believe we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, undue reliance should not be placed on the forward-looking statements because we can give no assurance that they will prove to be accurate. The forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and are expressly qualified in their entirety by the foregoing risks and uncertainties. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition, results of operations and cash flows. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

Unless otherwise indicated, our significant accounting policies and estimates, material cash requirements, commitments, contingencies and business risks and uncertainties as described in our MD&A and consolidated financial statements for the year ended December 31, 2022, are substantially unchanged.

RECENT DEVELOPMENTS

Agreement and Plan of Merger with Advent International Corporation

On December 15, 2022, we entered into the Merger Agreement with Galileo Parent, Inc., a Delaware corporation (“Parent”), Galileo Bidco, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), and solely for the purposes set forth therein, Galileo Topco, Inc., a Delaware corporation and an indirect parent of Parent (“Preferred Equity Issuer”). Parent, Merger Sub and Preferred Equity Issuer are affiliates of funds advised by Advent, a private equity firm headquartered in Boston, Massachusetts. British Columbia Investment Management Corporation or one or more of its affiliates will also be a minority investor in Preferred Equity Issuer. The Merger Agreement provides that, on the terms and subject to the conditions of the Merger Agreement, at the closing of the transactions contemplated therein, Merger Sub will merge with and into Maxar (the “Merger”). Parent has obtained equity financing, preferred equity financing and debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses. Under the terms of the Merger Agreement, our stockholders will receive $53.00 in cash for each share of our common stock they hold on the transaction closing date.

As previously mentioned, on April 19, 2023, our stockholders voted to adopt the Merger Agreement. We currently anticipate that the Merger will close in early May 2023, subject to the satisfaction or waiver of all other closing conditions, including receipt of outstanding regulatory approvals.

For additional information regarding the Merger, please refer to our Form 8-K filed with SEC on December 16, 2022, our Definitive Proxy Statement filed with the SEC on March 16, 2023 and our other filings with the SEC.

SEGMENT RESULTS

Our Chief Operating Decision Maker measures performance of our reportable segments based on revenue and Adjusted EBITDA. Our operating and reportable segments are: Earth Intelligence and Space Infrastructure.

Earth Intelligence

In the Earth Intelligence segment, we are a global leader in high resolution space-based Earth observation imagery products and analytics. We launched the world’s first high resolution commercial imaging satellite in 1999 and currently operate a four-satellite Earth-observation constellation, providing us with over two decades and approximately 150 petabytes of imagery over our history (referred to as our “Image Library”) of the highest-resolution, commercially available imagery. Our imagery solutions provide customers with timely, accurate and mission-critical information about our changing planet and support a wide variety of government and enterprise applications, including mission planning, mapping and analysis, environmental monitoring, disaster management, crop management, oil and gas exploration and infrastructure management. We continue to innovate as demands for new satellite technology and advanced analytic tools increase. In addition to our Earth observation capabilities, we offer RF and SAR data, which provides more comprehensive and accurate geospatial insights for our customers. Through our updated NOAA remote sensing license, we are also able to collect NEI for our current constellation and our next generation WorldView Legion satellites. Through this new license authority, we can collect and distribute images of space objects across the LEO – the area ranging from 200 kilometers up to 1,000 kilometers in altitude – to both government and commercial customers. In the commercial satellite Earth observation industry, we are a leader across U.S. government agencies, international government agencies and enterprise customer verticals. The U.S. government is the largest customer of our Earth Intelligence segment through the EOCL Contract, G-EGD and OWT programs and various classified and unclassified contract vehicles

We also provide geospatial services that combine imagery, analytic expertise and innovative technology to deliver intelligence solutions to customers. Our approximately 1,500 cleared personnel support analytic solutions that accurately document change and enable geospatial modeling and analysis that help predict where events will occur. Our primary customer of geospatial services is the U.S. government, but we also support intelligence requirements for other U.S. allied governments, global development organizations and enterprise customers. We are also a global leader in satellite-derived 3D data for defense and intelligence markets, with software and products that enhance 3D mapping, Earth intelligence data and military simulation and training.

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

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
($ millions)
Revenues:
Product	$176	$154	$22	14%
Service	243	251	(8)	(3)
Total revenues	$419	$405	$14	3%
Costs and expenses:
Product costs, excluding depreciation and amortization	147	127	20	16
Service costs, excluding depreciation and amortization	109	93	16	17
Selling, general and administrative	117	104	13	13
Depreciation and amortization	39	68	(29)	(43)
Gain on sale of assets	(6)	—	(6)	*
Operating income	$13	$13	$—	* %
Interest expense, net	29	23	6	26
Other income, net	(2)	(3)	1	(33)
Loss before taxes	$(14)	$(7)	$(7)	100%
Income tax expense (benefit)	—	—	—	*
Net loss	$(14)	$(7)	$(7)	100%

* Not meaningful.

Product and service revenues

	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
($ millions)
Product revenues	$176	$154	$22	14%
Service revenues	243	251	(8)	(3)
Total revenues	$419	$405	$14	3%

Total revenues increased to $419 million from $405 million, or by $14 million, for the three months ended March 31, 2023 compared to the same period of 2022. The increase was primarily due to an increase in product revenues in our Space Infrastructure segment partially offset by a decrease in service revenues in our Earth Intelligence segment.

In the fourth quarter of 2022 and the first quarter of 2023, revenues within our Earth Intelligence segment were adversely affected by customers deferring execution of awards due to protracted approval cycles and in response to broader economics affecting the technology sector. We expect recovery and growth in the remaining quarters of the year. We also have reduced and expect to further reduce expenses in areas that we do not expect will have an adverse effect on future growth, which will help improve Adjusted EBITDA performance through the rest of the year.

Further discussion of the drivers behind changes in revenues is included within the “Results by Segment” section below.

See Note 10, “Revenues” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Information” for product and service revenue by segment.

Product and service costs

	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
($ millions)
Product costs, excluding depreciation and amortization	$147	$127	$20	16%
Service costs, excluding depreciation and amortization	109	93	16	17
Total costs	$256	$220	$36	16%

Total costs of product and services increased to $256 million from $220 million, or by $36 million, for the three months ended March 31, 2023, compared to the same period of 2022. The increase in costs was primarily due to a $20 million increase in product costs within our Space Infrastructure segment and a $16 million increase in service costs within our Earth Intelligence segment. We also have reduced and expect to further reduce expenses in areas that we do not expect will have an adverse effect on future growth, which will help improve Adjusted EBITDA performance through the rest of the year.

Further discussion of the drivers behind changes in product and services costs is included within the “Results by Segment” section below.

Selling, general and administrative

	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
($ millions)
Selling, general and administrative	$117	$104	$13	13%

Selling, general and administrative costs increased to $117 million from $104 million, or by $13 million, for the three months ended March 31, 2023, compared to the same period of 2022. The increase was primarily due to a $5 million increase in transaction and integration related expenses related to the pending Merger, a $5 million increase in research and development expenses primarily within our Space Infrastructure segment, a $3 million increase in restructuring costs, a $2 million increase in information technology costs and a $3 million increase in other expenses. There was also a $6 million increase in labor related expenses driven by annual merit increases and increases in headcount primarily driven by acquisitions for the three months ended March 31, 2023, compared to the same period of 2022. These increases were partially offset by a $7 million decrease in stock-based compensation expense and a $4 million decrease in marketing costs. The decrease in stock-based compensation was primarily due to an immaterial amount of expense related to liability classified awards for the three months ended March 31, 2023, compared to $5 million in incremental expense related to liability classified awards for the three months ended March 31, 2022.

Depreciation and amortization

	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
($ millions)
Property, plant and equipment	$18	$19	$(1)	(5)%
Intangible assets	21	49	(28)	(57)
Depreciation and amortization expense	$39	$68	$(29)	(43)%

Depreciation and amortization expense decreased to $39 million from $68 million, or by $29 million, for the three months ended March 31, 2023, compared to the same period of 2022. The decrease was primarily driven by a decrease in amortization expense related to intangible assets that were fully amortized in 2022.

Gain on sale of assets

	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
($ millions)
Gain on sale of assets	$(6)	$—	$(6)	*	%

* Not meaningful.

During the three months ended March 31, 2023, we recognized a $6 million gain on sale of asset due to the release of cash held in escrow related to the 2019 sale and leaseback of our owned property in Palo Alto, California. During the three months ended March 31, 2022, we recognized no (gain) loss on sale of assets.

Interest expense, net

	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
($ millions)
Interest expense:
Interest on long-term debt	$46	$33	$13	39%
Interest on orbital securitization liability	1	1	—	—
Capitalized interest	(18)	(11)	(7)	64
Interest expense, net	$29	$23	$6	26%

Interest expense, net increased to $29 million from $23 million, or by $6 million, for the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily due to an increase in interest on long-term debt of $13 million driven by an increase in interest rates on our Term Loan B (as defined below) which was amended in the second quarter of 2022. These increases were partially offset by a $7 million increase in capitalized interest related to the building of our WorldView Legion satellites.

RESULTS BY SEGMENT

We analyze financial performance by segments, which group related activities within our business. We report our financial performance based on two reportable segments: Earth Intelligence and Space Infrastructure. Intrasegment transactions have been eliminated from the segmented financial information discussed below.

	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
($ millions)
Revenues:
Earth Intelligence	$243	$251	$(8)	(3)%
Space Infrastructure	195	177	18	10
Intersegment eliminations	(19)	(23)	4	(17)
Total revenues	$419	$405	$14	3%

Adjusted EBITDA:
Earth Intelligence	$73	$99	$(26)	(26)%
Space Infrastructure	14	19	(5)	(26)
Intersegment eliminations	(8)	(9)	1	(11)
Corporate and other expenses	(22)	(25)	3	(12)
Total Adjusted EBITDA	$57	$84	$(27)	(32)%

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

Earth Intelligence

The following table provides selected financial information for the Earth Intelligence segment:

	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
($ millions)
Total revenues	$243	$251	$(8)	(3)%

Adjusted EBITDA	$73	$99	$(26)	(26)%
Adjusted EBITDA margin (as a % of total revenues)	30.0%	39.4%

Revenues from the Earth Intelligence segment decreased to $243 million from $251 million, or by $8 million, for the three months ended March 31, 2023, compared to the same period of 2022. The decrease was primarily driven by a $7 million decrease in revenues from international defense and intelligence customers. There was also a $1 million decrease in revenues from the U.S. government primarily due to a $10 million decrease in imagery solutions revenues partially offset by a $9 million increase in geospatial services revenues.

Adjusted EBITDA decreased to $73 million from $99 million, or by $26 million, for the three months ended March 31, 2023, compared to the same period of 2022. The decrease was primarily related to the above-mentioned decrease in revenues and a $15 million increase in service costs. The increase in service costs included an $8 million increase in geospatial services costs primarily due to higher geospatial services revenues and a $7 million increase in imagery solutions costs, including costs from acquisitions completed in the fourth quarter of 2022. There was also a $4 million increase in selling, general and administrative costs for the three months ended March 31, 2023, compared to the same period of 2022.

In the fourth quarter of 2022 and the first quarter of 2023, revenues within our Earth Intelligence segment were adversely affected by customers deferring execution of awards due to protracted approval cycles and in response to broader economics affecting the technology sector. We expect recovery and growth in the remaining quarters of the year. We also have reduced and expect to further reduce expenses in areas that we do not expect will have an adverse effect on future growth, which will help improve Adjusted EBITDA performance through the rest of the year.

Space Infrastructure

The following table provides selected financial information for the Space Infrastructure segment.

	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
($ millions)
Total revenues	$195	$177	$18	10%

Adjusted EBITDA	$14	$19	$(5)	(26)%
Adjusted EBITDA margin (as a % of total revenues)	7.2%	10.7%

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

Revenues from the Space Infrastructure segment increased to $195 million from $177 million, or by $18 million, for the three months ended March 31, 2023, compared to the same period of 2022. The increase in revenues was primarily due to a $12 million increase in U.S. government revenues driven by the recognition of revenue from recent contract awards. The increase in revenues was also driven by a $6 million increase in revenues from commercial programs for three months ended March 31, 2023, compared to the same period of 2022.

Adjusted EBITDA in the Space Infrastructure segment decreased to $14 million from $19 million, or by $5 million, for the three months ended March 31, 2023, compared to the same period of 2022. The decrease was primarily driven by a change in program mix and higher EAC growth for the three months ended March 31, 2023, compared to the same period of 2022. There was also an increase in selling, general and administrative expenses of $2 million.

Corporate and other expenses

Corporate and other expenses include items such as corporate office costs, regulatory costs, executive and director compensation, foreign exchange gains and losses, retention costs and fees for legal and consulting services.

Corporate and other expenses decreased to $22 million from $25 million, or by $3 million, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease was primarily driven by a $1 million foreign exchange gain for the three months ended March 31, 2023, compared to a $1 million foreign exchange loss for the same period of 2022.

Intersegment eliminations

Intersegment eliminations are related to projects between our segments, including the construction of our WorldView Legion satellites. Intersegment eliminations remained relatively unchanged as they decreased to $8 million from $9 million, or by $1 million, for the three months ended March 31, 2023, compared to the same period in 2022.

BACKLOG

Our backlog by segment is as follows:

	March 31,	December 31,
	2023	2022
($ millions)
Earth Intelligence	$2,071	$2,048
Space Infrastructure	1,221	1,146
Total backlog	3,292	3,194
Unfunded contract options	2,135	2,089
Total	$5,427	$5,283

Order backlog, representing the estimated dollar value of firm contracts for which work has not yet been performed (also known as the remaining performance obligations on a contract), was $3,292 million as of March 31, 2023 compared to $3,194 million as of December 31, 2022. The increase in backlog was driven by an increase in the Space Infrastructure segment primarily due to a new contract with a commercial customer, partially offset by revenue recognized during the period. Order backlog generally does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts.

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

Our unfunded contract options totaled $2,135 million and $2,089 million as of March 31, 2023 and December 31, 2022, respectively. Unfunded contract options represent estimated amounts of revenue to be earned in the future from negotiated contracts with unexercised contract options and indefinite delivery/indefinite quantity contracts. Unfunded contract options as of March 31, 2023 and December 31, 2022 were primarily comprised of option years in the EOCL Contract (for the periods June 15, 2027 through June 14, 2032) and other U.S. government contracts. On May 25, 2022, we were awarded the EOCL Contract by the NRO, which is a 10-year contract worth up to $3.24 billion, inclusive of a firm 5-year base contract commitment worth $1.5 billion and $1.74 billion in exercisable options. The EOCL Contract transitioned the imagery acquisition requirement previously addressed by the EnhancedView Contract and, with this award, replaces the scope of the EnhancedView Contract with respect to such requirements.

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

We also have short and long-term requirements to fund our pension plans within the Space Infrastructure segment. Funding requirements under applicable laws and regulations are a major consideration in making contributions to our pension plans. Failure to satisfy the minimum funding thresholds with respect to appropriate laws and regulations could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our qualified pension plan, we intend to contribute annually not less than the required minimum funding thresholds. The American Rescue Plan Act of 2021 includes provisions for pension funding relief in future periods. We have elected to take advantage of these provisions and anticipate lower required contributions for our qualified pension plan in the upcoming years. There are no required contributions for our qualified pension plan for the year ending December 31, 2023, and there were no required contributions for the year ended December 31, 2022.

Our ability to fund our cash needs will depend, in part, on our ability to generate cash in the future, which depends on our future financial results. Our future results are subject to general economic factors, including inflation and rising interest rate costs, and financial, competitive, legislative and regulatory factors that may be outside of our control. Our future access to, and the availability of credit on acceptable terms and conditions is impacted by many factors, including capital market liquidity and overall economic conditions. In addition, we maintain cash and investment accounts at multiple financial institutions in amounts that are significantly in excess of the limits insured by the FDIC. If one or more of the institutions with which we maintain accounts were to fail or be taken over by the FDIC, such as the recent take-over of Silicon Valley Bank, our ability to access such accounts might be temporarily or permanently limited. Any losses or delay in access to funds as a result of such events could have a material adverse effect on our ability to meet contractual obligations, earnings, financial condition, cash flows and stock price.

We believe that our cash from operating activities generated from continuing operations, together with available borrowings under our Revolving Credit Facility (as defined below), will be adequate for the next twelve months and the foreseeable future to meet our anticipated uses of cash flow, including working capital, capital expenditure, debt service costs, dividend and other commitments. While we intend to reduce debt over time using cash provided by operations, we may also seek to meet long-term debt obligations, if necessary, and fund future capital investments by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings, proceeds from dispositions or other third-party sources.

Summary of cash flows

	Three Months Ended
	March 31,
	2023	2022
($ millions)
Cash provided by operating activities	$44	$48
Cash used in investing activities	(57)	(66)
Cash used in financing activities	(2)	(7)
Cash, cash equivalents, and restricted cash, beginning of year	52	48
Cash, cash equivalents, and restricted cash, end of period	$37	$23

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

Cash provided by operating activities decreased to $44 million from $48 million, or by $4 million, for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily driven by a $14 million increase in interest payments for the three months ended March 31, 2023, compared to the same period in 2022. The decrease in cash provided by operating activities was partially offset by favorable changes in working capital for the three months ended March 31, 2023, compared to the same period in 2022.

Investing activities

Cash used in investing activities decreased to $57 million from $66 million, or by $9 million, for the three months ended March 31, 2023 compared to the same period in 2022. Our primary investing activities included expenditures on property, plant and equipment of $39 million and $43 million for the three months ended March 31, 2023 and 2022, respectively, and investments in intangible assets primarily related to internally developed software of $24 million and $21 million for the three months ended March 31, 2023 and 2022, respectively. Property, plant and equipment expenditures for the three months ended March 31, 2023 and 2022 primarily related to the construction of our WorldView Legion satellites. These expenditures were partially offset by a $6 million cash inflow due to the release of cash held in escrow related to the sale and leaseback of our owned property in Palo Alto, California for the three months ended March 31, 2023, compared to the same period in 2022.

Financing activities

Cash used in financing activities decreased to $2 million from $7 million, or by $5 million, for the three months ended March 31, 2023 compared to the same period in 2022. During the three months ended March 31, 2023, cash used in financing activities included $11 million in payments made to satisfy tax obligations on behalf of certain members of our executive leadership team and Section 16 officers, repayments of long-term debt of $6 million and the settlement of the securitization liability of $4 million. These cash outflows were partially offset by $20 million from the net proceeds of the Revolving Credit Facility (as defined below). During the three months ended March 31, 2022, cash used in financing activities included the settlement of the securitization liability of $4 million.

Long-term debt

The following table summarizes our long-term debt:

	March 31,	December 31,
	2023	2022
($ millions)
Syndicated Credit Facility:
Revolving Credit Facility	$145	$125
Term Loan B	1,489	1,493
7.75% 2027 Notes	500	500
7.54% 2027 Notes	150	150
Deferred financing	19	19
Obligations under finance leases and other	5	5
Debt discount and issuance costs	(94)	(98)
Total long-term debt	$2,214	$2,194

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

The maximum Consolidated Net Debt Leverage Ratio financial maintenance covenant permitted under the amended and restated credit agreement (“Amended and Restated Credit Agreement”) are (1) 5.00:1.00 for each fiscal quarter ending on or after March 31, 2023 through and including December 31, 2023 and (2) 4.50:1.00 for each fiscal quarter ending on or after March 31, 2024.The required level of the Interest Coverage Ratio maintenance covenant is 2.50:1.00 as of the last day of each fiscal quarter. As of March 31, 2023 and December 31, 2022, we were in compliance with our debt covenants.

Borrowings under Term Loan B bear interest at a rate equal to, at the Company’s option, either Adjusted Term SOFR plus an applicable margin ranging from 4.00% to 4.25% or adjusted base rate (“ABR”) plus an applicable margin ranging from 3.00% to 3.25%, in each case depending on the total Consolidated Net Debt Leverage Ratio. Starting September 30, 2022, the Company must make equal quarterly installment payments in aggregate annual amounts equal to 1% of the original principal amount of Term Loan B, with the final balance payable at maturity on June 14, 2029; provided that if the 7.75% 2027 Notes are not repaid in full by the date that is 91 days prior to the maturity date of the 7.75% 2027 Notes, the maturity date for the Term Loan B will be the maturity date of the 7.75% 2027 Notes. Borrowings under Term Loan B may be repaid by the Company, in whole or in part, together with accrued interest, without premium or penalty.

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

The Revolving Credit Facility includes an aggregate $200 million sub limit under which letters of credit can be issued. We had $13 million and $24 million of issued and undrawn letters of credit outstanding under the Revolving Credit Facility as of March 31, 2023 and December 31, 2022, respectively. The $11 million decrease of issued and undrawn letters of credit is primarily due to approximately $10 million of obligations now being collateralized with cash versus previously collateralized by letters of credit. The approximately $10 million of cash collateral is classified as restricted cash within Other current assets on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023.

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

Securitization liability

We have in place a revolving securitization facility agreement with an international financial institution. Under the terms of the Syndicated Credit Facility, we may offer to sell eligible orbital receivables from time to time with terms of seven years or less, discounted to face value using prevailing market rates. There were no sales or repurchases of eligible receivables executed in the three months ended March 31, 2023 or 2022.

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

Interest rate swaps

In June 2022, we amended our existing interest rate swaps that mature in June 2023 to modify the designated hedged interest rate risk from LIBOR to SOFR in connection with our Amended and Restated Credit Agreement. In total, as of March 31, 2023, an aggregate of $1 billion of our variable rate long-term debt is fixed at an average one-month SOFR rate of 1.71% (excluding the margin specified in the Syndicated Credit Facility) pursuant to our outstanding interest rate swaps. In each of June 2023 and June 2024, we will have interest rate swap maturities of $500 million.

Off-balance sheet arrangements

As of March 31, 2023, we had no outstanding foreign exchange sales contracts. As of March 31, 2023, we had $13 million in letters of credit issued under the Syndicated Credit Facility. Such arrangements are not expected to have a material effect on our liquidity or capital resources, financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes to our critical accounting policies, estimates or judgments, that occurred in the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The table below reconciles our net loss to EBITDA and Total Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
($ millions)
Net loss	$(14)	$(7)
Income tax expense (benefit)	—	—
Interest expense, net	29	23
Interest income	(1)	(1)
Depreciation and amortization	39	68
EBITDA	$53	$83
Restructuring	5	1
Transaction and integration related expense	4	—
Amortization of deferred ERP costs	1	—
Gain on sale of asset	(6)	—
Total Adjusted EBITDA	$57	$84

Adjusted EBITDA:
Earth Intelligence	73	99
Space Infrastructure	14	19
Intersegment eliminations	(8)	(9)
Corporate and other expenses	(22)	(25)
Total Adjusted EBITDA	$57	$84

Net loss margin	(3.3)%	(1.7)%
Total Adjusted EBITDA margin	13.6%	20.7%

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2023. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in Item 1A Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference in, this Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger by and among Maxar Technologies Inc. and Galileo Parent, Inc. and related parties dated as of December 26, 2022.	8-K	001-38228	2.1	12/16/2022

3.1	Amended and Restated Certificate of Incorporation of Maxar Technologies Inc., as filed with the Delaware Secretary of State.	8-K	001-38228	3.1	01/02/2019

3.2	Third Amended and Restated Bylaws of Maxar Technologies Inc.	8-K	001-38228	3.1	11/1/2022

10.1#	Contract by and between Maxar Intelligence Inc. and the National Reconnaissance Office					X

10.2*	Form of Restricted Stock Unit Award Grant Notice – 2023					X

31.1	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of the Company’s Chief Executive Officer, Daniel L. Jablonsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed or Furnished Herewith

32.2†	Certification of the Company’s Chief Financial Officer, Biggs C. Porter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, (v) Consolidated Statements of Cash Flows, (vi) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vii) Notes to the Unaudited Condensed Consolidated Financial Statements

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

May 3, 2023	Maxar Technologies Inc.
By: /s/ Daniel L. Jablonsky Daniel L. Jablonsky Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

By: /s/ Biggs C. Porter Biggs C. Porter Executive Vice President and Chief Financial Officer (Principal Financial Officer)